Form 10-Q
period 2021-06-30
Bitwise 10 Crypto Index Fund
filed 2021-08-13
CIK 1723788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
000
-

Bitwise 10 Crypto Index Fund
(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3002349
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
300 Brannan Street, Suite 201
San Francisco, CA 94107
(Address of Principal Executive Offices) (Zip Code)
(415)
968-1843
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Bitwise 10 Crypto Index Fund (BITW) Shares
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding as of August 10, 2021:
20,135,419

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Bitwise 10 Crypto Index Fund (BITW) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in Part II, Item 1A. Risk Factors. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.
Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

i

INDUSTRY AND MARKET DATA
Although we are responsible for all disclosure contained in this Quarterly Report on Form
10-Q,
in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the digital asset industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Statement Regarding Forward-Looking Statements.”

ii

PART I – FINANCIAL INFORMATION:
Item 1. Financial Statements

Bitwise 10 Crypto Index Fund

Bitwise 10 Crypto Index Fund
(formerly known as Bitwise 10 Private Index Fund, LLC)
Comparative Financial Statements
June 30, 2021

Bitwise 10 Crypto Index Fund

Bitwise 10 Crypto Index Fund
Statements of Assets, Liabilities and Shareholders’ Equity
June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020
Assets
Investments in digital assets, at fair value (cost $396,641,525 and $230,356,359)	$698,329,432	$374,017,545
Cash	80,490	743,486
Other assets	2,239	1,760

Total Assets	$698,412,161	$374,762,791

Liabilities and Shareholders’ Equity
Liabilities
Management fees payable	$1,454,858	$779,208
Subscriptions received in advance	301	638,300
Capital withdrawals payable	79,823	104,845

Total Liabilities	1,534,982	1,522,353

Shareholders’ Equity (Net Assets)	696,877,179	373,240,438

Total Liabilities and Shareholders’ Equity (Net Assets)	$698,412,161	$374,762,791

See accompanying notes to comparative financial statements.

Bitwise 10 Crypto Index Fund
Condensed Schedules of Investments
June 30, 2021 (Unaudited) and December 31, 2020

June 30, 2021
			Percentage of
	Units	Fair Value	Net Assets
Investments in digital assets , at fair value
United States
Bitcoin	13,534.6785	$470,445,116	67.51%
Ethereum	83,902.1468	188,230,526	27.01
Other		39,653,790	5.69

Total investments in digital assets, at fair value (cost $ 396,641,525 )		$698,329,432	100.21%

December 31, 2020
			Percentage of
	Units	Fair Value	Net Assets
Investments in digital assets, at fair value
United States
Bitcoin	10,784.1481	$314,622,646	84.29%
Ethereum	60,056.7369	44,737,961	11.99
Other		14,656,938	3.93

Total investments in digital assets, at fair value (cost $ 230,356,359 )		$374,017,545	100.21%

See accompanying notes to comparative financial statements.

Bitwise 10 Crypto Index Fund
Statements of Operations
F
or the three months and six months ended June 30, 2021 and
2020 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expenses
Management fees	$5,276,830	$148,404	$10,186,274	$307,682
Transaction and other fees	319	5	1,136	2,106

Total Expenses	5,277,149	148,409	10,187,410	309,788

Net investment loss	(5,277,149)	(148,409)	(10,187,410)	(309,788)

Net realized and change in unrealized gain (loss) on investments
Net realized loss from digital assets	(1,574,741)	(1,398,744)	(1,702,915)	(2,165,008)
Net change in unrealized appreciation or (depreciation) from digital assets	(315,129,557)	9,026,984	158,026,721	7,720,557

Net realized and change in unrealized gain on investments	(316,704,298)	7,628,240	156,323,806	5,555,549

Net income	$(321,981,447)	$7,479,831	$146,136,396	$5,245,761

See accompanying notes to comparative financial statements.

Bitwise 10 Crypto Index Fund
Statement of Changes in Net Assets
For the three months and six months ended June 30, 2021 and
2020 (Unaudited)

	Investor Class		Institutional Class		Total Fund
	Shares	Net Assets	Shares	Net Assets	Shares	Net Assets
Net Assets,
April 1, 2021	19,779,750.00	$1,002,394,849	—	$—	19,779,750.00	$1,002,394,849
Subscriptions	335,785.00	16,463,777	—	—	335,785.00	16,463,777
Net income	—	(321,981,447)	—	—	—	(321,981,447)

Net Assets,
June 30, 2021	20,115,535.00	$696,877,179	—	$—	20,115,535.00	$696,877,179

Net Asset Value per Share, June 30, 2021		$34.64		$—

	Investor Class		Institutional Class		Total Fund
	Shares	Net Assets	Shares	Net Assets	Shares	Net Assets
Net Assets,
April 1, 2020	290,135.38	$16,870,426	78,611.64	$4,626,684	368,747.02	$21,497,110
Transfers	(12,597.26)	(1,003,087)	12,445.78	1,003,087	(151.48)	—
Conversion	3,440,958.19	7,692,382	(95,346.28)	(7,692,391)	3,345,611.91	(9)
Subscriptions*	1,630,590.29	14,820,202	4,770.88	300,000	1,635,361.17	15,120,202
Net loss	—	5,678,361	—	1,801,470	—	7,479,831
Withdrawals*	(16,506.60)	(1,000,339)	(482.02)	(38,850)	(16,988.62)	(1,039,189)

Net Assets,
June 30, 2020	5,332,580.00	$43,057,945	—	$—	5,332,580.00	$43,057,945

Net Asset Value per Share, June 30 , 2020		$8.07		$—

Statement of Changes in Net Assets
For the periods January 1, 2021 to March 31, 2021 (Unaudited) and January 1, 2020 to March 31, 2020 (Unaudited)

	Investor Class		Institutional Class		Total Fund
	Shares	Net Assets	Shares	Net Assets	Shares	Net Assets
Net Assets,
December 31, 2019	274,134.01	$17,379,774	66,652.64	$4,271,813	340,786.65	$21,651,587
Transfers	(10,857.34)	(877,069)	10,735.03	877,069	(122.31)	—
Subscriptions*	33,044.77	2,495,500	1,223.97	100,000	34,268.74	2,595,500
Net loss	—	(1,611,872)	—	(622,198)	—	(2,234,070)
Withdrawals*	(6,186.06)	(515,907)	—	—	(6,186.06)	(515,907)

Net Assets,
March 31, 2020	290,135.38	$16,870,426	78,611.64	$4,626,684	368,747.02	$21,497,110

Net Asset Value per Share, March 31, 2021		58.15		$58.85

	Investor Class		Institutional Class		Total Fund
	Shares	Net Assets	Shares	Net Assets	Shares	Net Assets
Net Assets,
December 31, 2020	15,132,240.00	$373,240,438	—	$—	15,132,240.00	$373,240,438
Subscriptions	4,647,510.00	161,036,568	—	—	4,647,510.00	161,036,568
Net income	—	468,117,843	—	—	—	468,117,843

Net Assets,
March 31, 2021	19,779,750.00	$1,002,394,849	—	$—	19,779,750.00	$1,002,394,849

Net Asset Value per Share, March 31, 2021		$50.68		$—

*
The Statement of Changes in Net Assets includes shares issued prior to the Fund’s conversion on May 1, 2020 (when all Institutional Class members were issued new shares in the Fund at a conversion rate of 10.126022288931 for each share, all Investor Class members were issued new shares in the Fund at a conversion rate of 10 for each share) at the when-issued (and unconverted) quantities, while shares issued subsequent to the May 1, 2020 conversion each represent a significantly lower Net Asset Value per share.

On an adjusted basis (i.e., adjusting the shares issued prior to May 1, 2020 by their future conversion rates), the Investor Class issued 330,447.70 shares and redeemed 61,860.60 shares for the period ended March 31, 2020, and the Institutional Class issued 12,393.91 shares for the period ended March 31, 2020.
See accompanying notes to comparative financial statements.

Bitwise 10 Crypto Index Fund
Statement of Changes in Net Assets
For the three months and six months ended June 30, 2021 and 2020 (Unaudited)

	Investor Class		Institutional Class		Total Fund
	Shares	Net Assets	Shares	Net Assets	Shares	Net Assets
Net Assets, December 31, 2019	274,134.01	$17,379,774	66,652.64	$4,271,813	340,786.65	$21,651,587
Transfers	(23,454.60)	(1,880,156)	23,180.81	1,880,156	(273.79)	—
Conversion	3,440,958.19	7,692,382	(95,346.28)	(7,692,391)	3,345,611.91	(9)
Subscriptions*	1,663,635.06	17,315,702	5,994.85	400,000	1,669,629.91	17,715,702
Net loss	—	4,066,489	—	1,179,272	—	5,245,761
Withdrawals*	(22,692.66)	(1,516,246)	(482.02)	(38,850)	(23,174.68)	(1,555,096)

Net Assets, June 30, 2020	5,332,580.00	$43,057,945	—	$—	5,332,580.00	$43,057,945

Net Asset Value per Share, June 30, 2020		$8.07		$—

	Investor Class		Institutional Class		Total Fund
	Shares	Net Assets	Shares	Net Assets	Shares	Net Assets
Net Assets, December 31, 2020	15,132,240.00	$373,240,438	—	$—	15,132,240.00	$373,240,438
Subscriptions	4,983,295.00	177,500,345	—	—	4,983,295.00	177,500,345
Net income	—	146,136,396	—	—	—	146,136,396

Net Assets, June 30, 2021	20,115,535.00	$696,877,179	—	$—	20,115,535.00	$696,877,179

Net Asset Value per Share, June 30, 2021		$34.64		$—

*
The Statement of Changes in Net Assets includes shares issued prior to the Fund’s conversion on May 1, 2020 (when all Institutional Class members were issued new shares in the Fund at a conversion rate of 10.126022288931 for each share, all Investor Class members were issued new shares in the Fund at a conversion rate of 10 for each share) at the when-issued (and unconverted) quantities, while shares issued subsequent to the May 1, 2020 conversion each represent a significantly lower Net Asset Value per share.

See accompanying notes to comparative financial statements.

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

1.	Organization
Nature of Operations
Bitwise 10 Crypto Index Fund (the “Trust”) is a Delaware Statutory Trust that commenced operations on November 22, 2017. The Trust’s name was changed from “Bitwise Hold 10 Private Index Fund, LLC” on September 24, 2018, and changed again from “Bitwise 10 Private Index Fund, LLC” on May 1, 2020 when it was also simultaneously converted from a Delaware Limited Liability Company to a Delaware Statutory Trust. Bitwise Investment Advisers, LLC, is the sponsor (“Sponsor”) and investment adviser of the Trust. Bitwise Asset Management, Inc, an affiliate of the Sponsor, served as the Manager before the Trust’s conversion to a Delaware Statutory Trust. Delaware Trust Company is the Trustee of the Trust, and American Stock Transfer & Trust Company is the Transfer Agent of the Trust.
On December 9, 2020, the Trust received notice that its Shares were qualified for public trading on the OTCQX U.S. Marketplace of the OTC Markets Group, Inc. (“OTCQX”). The Trust’s trading symbol on OTCQX is “BITW” and the CUSIP number for its Shares is 091749101.
On April 22, 2021, the Trust filed a Registration Statement on Form 10 pursuant to Section 12(g) of the Securities Exchange Act of 1934 (“the Act”) with the U.S. Securities and Exchange Commission (“SEC”). A registration statement on Form 10 becomes automatically effective 60 days after the date of the filing, which was June 22, 2021, and designates the Trust as an SEC reporting company under the Act. As a result, the Trust will publish financial statements as
10-Q’s
and
10-K’s
with the SEC, along with current reports on Form
8-K,
in addition to complying with all other obligations under the Exchange
Act.
The Trust’s principal investment objective is to invest in a portfolio (“Portfolio”) of cryptocurrencies (each, a “Portfolio Crypto Asset” and collectively, “Portfolio Crypto Assets”) that tracks the Bitwise 10 Large Cap Crypto Index (the “Index”), which is administered by Bitwise Index Services, LLC (the “Index Provider”) an affiliate of the trust that is controlled by the same parent entity as the Sponsor, as closely as possible with certain exceptions determined by the Sponsor in its sole discretion, as described more fully below in the section entitled “Business of the Trust”. In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, airdrops, staking, emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent.
Shareholders subject to a 2.5% per annum Management Fee are referred to as the Investor Class and Shareholders subject to a 2.0% per annum Management Fee are referred to as the Institutional Class. Pursuant to the Agreement and Plan of Conversion executed as of May 1, 2020, the Trust converted from a Delaware Limited Liability Company to a Delaware Statutory Trust. In connection with the conversion, limited liability company units were converted to shares. All members holding Investor Class units received 10 shares for each unit held, and all members holding Institutional Class units received 10.126022288931 shares for each unit held. Additionally, effective May 1, 2020 all shareholders are charged a Management Fee of 2.5% per annum, and the dual class structure was eliminated.
Any references to Shares or Shareholders refer to units and members, respectively, and references to the Sponsor refer to the Manager, with respect to the period prior to the conversion to a Delaware Statutory Trust on May 1, 2020.

2.	Significant Accounting Policies
Basis of Presentation
The financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 946, Financial Services—Investment Companies.

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

The accompanying interim financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim financial statements. These interim financial statements should be read in conjunction with the Trust’s annual report on Form 10 for the year ended December 31, 2020. Interim period results are not necessarily indicative of results for a full-year period.
U.S. GAAP contains no authoritative guidance related to the accounting for digital assets. As a result, transactions of digital assets have been accounted for by analogizing to existing accounting standards that management believes are appropriate for the circumstances. There can be no certainty as to when the FASB or other standards setter will issue accounting standards for digital assets, if at all.
Pursuant to the Statement of Cash Flows Topic of the Codification, the Trust qualifies for an exemption from the requirement to provide a statement of cash flows and has elected not to provide a statement of cash flows.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
Cash
Cash represents cash deposits held at financial institutions. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.
Investments and Valuation
The Trust’s investments in digital assets are stated at fair value. For a further discussion of the Trust’s calculations of valuation, please see
“Fair Value Measurements.”
Digital assets are generally valued using prices as reported on reputable and liquid exchanges and may involve utilizing an average of bid and ask quotes using closing prices provided by such exchanges as of the date and time of determination (described below).
 Factors such as the recent stability of the exchange, current liquidity of the exchange, and recent price activity of an exchange will be considered as to the determination of which exchanges to utilize. The time used is 16:00 ET which corresponds to 20:00 UTC during Daylight Savings Time and 21:00 UTC during non-Daylight
Savings Time. The Sponsor’s Valuation Policy provides a listing of preferred exchanges. While some digital assets are valued based on prices reported in the public markets, other digital assets may be more thinly-traded or subject to irregular trading activity. Determinations on the value of certain digital assets, and how to value such assets as to which limited prices or quotations are available, are based on the Sponsor’s recommendations or instructions.
Digital asset transactions are recorded on the trade date. Realized gains and losses from digital asset transactions are determined using the identified cost method. Any change in net unrealized gain or loss is reported in the statement of operations. Commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.
The Trust generally records receipt of a new digital asset created due to a hard fork at the time the hard fork is effective. The Trust’s methodology for determining effectiveness of the fork is when two or more recognized exchanges quote prices for the forked coin. Some exchanges and custodians do not honor hard forks or may honor hard forks in the future. In such cases, the Trust will record receipt of the new digital asset at the time two or more recognized exchanges begin quoting prices for the asset.
1
0

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

Although the Trust records the asset into its books and records at the time the fork is effective, as described above, the Trust’s Custodian (defined below) may take an extended period of time to make the forked asset available for transfer, and it may never make the forked asset available for transfer, which could lead to either the Trust holding the asset longer than it would otherwise hold the asset (if it was freely transferrable), or a complete write-down in the value of the forked asset. The Trust does not allocate any of the original digital asset’s cost to the new digital asset and recognizes unrealized gains equal to the fair value of the new digital asset received.
The Trust occasionally receives “airdrops” of new digital assets.
The use of airdrops is generally to promote the launch and use of new digital assets by providing a small amount of such new digital assets to the private wallets or exchange accounts that support the new digital asset and that hold existing related digital assets. Unlike hard forks, airdropped digital assets can have substantially different blockchain technology that has no relation to any existing digital asset, and many airdrops may be without value. The Trust records receipt of airdropped digital assets when received if there is value to the Trust in doing so. Digital assets received from airdrops have no cost basis and the Trust recognizes unrealized gains equal to the fair value of the new digital asset received.
Income Taxes
The Trust is classified as a partnership for U.S. federal income tax purposes. The Trust does not record a provision for U.S. federal, U.S. state or local income taxes because the Shareholders report their share of the Trust’s income or loss on their income tax returns. The Trust files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions.
The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2021, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities.

3.	Fair Value Measurements
Calculation of Valuation
For all periods through the six-month period ended June 30, 2021, the NAV per Share, the NAV of the Trust, and the fair valuations for each Portfolio Crypto Asset were calculated by the Fund’s Administrator in reliance on the fair value of each portfolio crypto asset based on the Bitwise Crypto Asset Price, which the Sponsor is and has been responsible for calculating. The Sponsor has provided this price to the Administrator, and the Administrator uses this price (multiplied by the Trust’s holdings) for each asset to determine the fair value of the Trust’s assets. The Administrator then subtracts the Trust’s liabilities to determine the Trust’s NAV. The administrator then divides this value by the Trust’s shares outstanding in order to determine the NAV per share. As a result of the Sponsor’s responsibility in this regard, any errors, discontinuance or changes in such valuation calculations may have had or may have an adverse effect on the value of the Shares. The Sponsor instituted this valuation policy in order to generate fair value estimates as a result of its determination that U.S. GAAP contains no authoritative guidance related to the accounting for digital assets and because it determined that such policy was in the best interest of shareholders, as it would avoid misstatements in valuation of the assets potentially arising from deviations in pricing across the digital asset market, and because of the fragmented nature of the digital asset trading ecosystem. As a result, management applied this valuation technique which it determined to be appropriate given the circumstances.
Following the filing of its Form 10, the Sponsor conducted a complete review of its process for determining fair valuation in the presentation of its financial statements and calculation of NAV. In this process, the Sponsor evaluated whether or not the identification of a principal market for each of the Trust’s assets for valuation purposes, during each period for which the Trust created and had audited its financial statements, would have created a material difference in the Trust’s estimated fair value or assets. In conjunction, the Sponsor began to consider a change in valuation policy for the fair valuation of cryptocurrencies held in the Trust. As a result, the Sponsor has developed a process for the determination of a principal market for each asset based on this consideration and intends to disclose this change in valuation policy and accounting policy when implemented, which is expected to be prior to the creation of financial statements for the period ending September 30, 2021.
The process that the Sponsor has developed for identifying a principal market, as described in Financial Accounting Standards Board (“
FASB
”) Accounting Standards Codification (“
ASC
”) 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well-established and reputable cryptocurrency exchanges selected by the Sponsor and its affiliates in their sole discretion, currently including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 16:00 ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.
In the process of this review, the Sponsor also retroactively applied this process for identifying a principal market to the prior periods of reported financial results, including the fiscal years 2018, 2019 and 2020, to determine whether or not any material or significant differences would have resulted from the application of a different valuation policy in the creation of each financial statement (e.g., comparing the fair value prices determined using the existing and previous valuation methodology to the hypothetical fair value prices using an identified principal market for each asset) and to consider whether management’s use of the existing valuation policy would have created any material departures from a valuation policy of identifying a principal market.
The results of this review are presented in the tables below for the six-month period ended June 30, 2021. The Sponsor’s results conclude that there are no material or significant differences in valuation or the financial statements as presented when using the policy of identifying a principal market described above as compared to the existing valuation methodology for any period since the Trust commenced operations, as the average difference in valuation prices was in all cases less than 0.05% or five one hundredths of one percent for each asset for each period measured, and that such differences are immaterial in all cases.
Six-Month Period Ended June 30, 2021

Asset	Existing Fair Value Price	Potential Principal Market	Potential Principal Market Price	Difference in Valuation in Percentage Terms
BCH	$520.90	Coinbase	$520.99	0.02%
EOS	$3.99	Coinbase	$3.99	-0.02%
ETH	$2,243.45	Coinbase	$2,243.98	0.02%
FIL	$58.96	Coinbase	$58.97	0.02%
LINK	$19.27	Coinbase	$19.28	0.05%
MATIC	$1.15	Coinbase	$1.15	0.01%
UNI	$18.23	Coinbase	$18.23	0.01%
BTC	$34,758.50	Coinbase	$34,764.81	0.02%
XLM	$0.28	Coinbase	$0.28	-0.01%
LTC	$141.57	Binance	$141.61	0.02%
While the Sponsor has repeatedly disclosed in the notes to the Trust’s financial statements that U.S. GAAP contains no authoritative guidance related to the accounting for digital assets, and that management has applied accounting standards it believes are appropriate to the circumstances, and despite these findings that the previous results are immaterially different, the Sponsor intends to change its valuation policy going forward based on the foregoing discussion and interpretation of ASC 820. The Sponsor intends to change its valuation policy for the purposes of calculating its ongoing net asset value, and processing ongoing subscription into the Trust and will similarly disclose this change in valuation policy, as well as the difference between the two policies.
Valuation during the periods presented
During the periods presented, the Trust carried its investments at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Fair value investments are not adjusted for transaction costs. The Trust utilized this method for purposes of calculating the Trust’s NAV.
In determining fair value, the Trust uses various valuation approaches. A fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs are to be used when available. The fair value hierarchy is categorized into three levels based on the inputs as follows:
Level
1 –
Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.
Level
2 –
Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. These inputs may include (a) quoted prices for similar assets in active markets, (b) quoted prices for identical or similar assets in markets that are not active, (c) inputs other than quoted prices that are observable for the asset, or (d) inputs derived principally from or corroborated by observable market data by correlation or other means.

1
1

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

Level
 3 –
Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The availability of valuation techniques and observable inputs can vary from investment to investment and are affected by a wide variety of factors, including the type of investment, whether the investment is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the transaction.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement. The following summarizes the Trust’s assets accounted for at fair value at June 30, 2021.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$—	$698,329,432	$—	$698,329,432

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2020.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$—	$374,017,545	$—	$374,017,545

4.	Risk Factors
Digital Assets
Digital assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Digital asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At June 30, 2021 and December 31, 2020, no digital assets and digital assets valued at
$759,000
resided on exchanges, respectively.
Several factors may affect the price of digital assets, including, but not limited to: supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of digital assets or the use of digital assets as a form of payment. There is no assurance that digital assets will maintain their long-term value in terms of purchasing power in the future, or that acceptance of digital asset payments by mainstream retail merchants and commercial businesses will continue to grow.
Digital Asset Regulation
As digital assets have grown in popularity and market size, various countries and jurisdictions have begun to develop regulations governing the digital assets industry. To the extent that future regulatory actions or policies limit the ability to exchange digital assets or utilize them for payments, the demand for digital assets will be reduced. Furthermore, regulatory actions may limit the ability of end-users
to convert digital assets into fiat currency (e.g., U.S. dollars) or use digital assets to pay for goods and services. Such regulatory actions or policies would result in a reduction of demand, and in turn, a decline in the underlying digital asset unit prices.
The effect of any future regulatory change on the Trust or digital assets in general is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Trust’s investments in digital assets.

1
2

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

Custody of Digital Assets
Coinbase Custody Trust Company, LLC (the “Custodian”) serves as the Trust’s Custodian for digital assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At June 30, 2021 and December 31, 2020, digital assets of approximately $698,329,000 and $373,259,000 are held by the Custodian, respectively.
Digital Asset Trading is Volatile and Speculative
Digital assets represent a speculative investment and involve a high degree of risk. Prices of digital assets have fluctuated widely for a variety of reasons including uncertainties in government regulation and may continue to experience significant price fluctuations. If digital asset markets continue to be subject to sharp fluctuations, Shareholders may experience losses as the value of the Trust’s investments decline. Even if Shareholders are able to hold their Shares in the Trust for the long-term, their Shares may never generate a profit, since digital asset markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations.
Control of Private Keys
Digital assets are controllable only by the possessor of a unique private cryptographic key controlling the address in which the digital asset is held. The theft, loss or destruction of a private key required to access a digital asset is irreversible, and such private keys would not be capable of being restored by the Trust. The loss of private keys relating to digital wallets used to store the Trust’s digital assets could result in the loss of the digital assets and an investor could incur substantial, or even total, loss of capital. At June 30, 2021 and December 31, 2020, no digital assets are held in private wallets.
Over-the-Counter
Transactions
Some of the markets in which the Trust may execute its transactions are
“over-the-counter”
or “interdealer” markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of “exchange-based” markets. This exposes the Trust to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss. Such “counterparty risk” is accentuated for digital assets where the Trust has concentrated its transactions with a single or small group of counterparties. The Trust is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Moreover, the Trust has no internal credit function that evaluates the creditworthiness of its counterparties. The ability of the Trust to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparty’s financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Trust.
Transactions in Cryptocurrencies May Be Irreversible
Transactions in digital assets may be irreversible, and, accordingly, losses due to fraudulent or accidental transactions may not be recoverable. If there is an error and a transaction occurs with the wrong account, to the extent that the Trust is unable to seek a corrective transaction with such third-party or is incapable of identifying the third-party which has received the digital assets through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred digital assets. To the extent the Trust is unable to seek redress for such error or theft, such loss could result in the total loss of a Shareholder’s investment in the Trust.

1
3

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

No FDIC or SIPC Protection
The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Accordingly, deposits or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. The Trust’s cryptocurrency custodians do however carry bespoke insurance policies related to the cryptocurrencies over which they provide custody.
The Trust must adapt to technological change in order to secure and safeguard client accounts. While management believes they have developed an appropriate proprietary security system reasonably designed to safeguard the Trust’s digital assets from theft, loss, destruction or other issues relating to hackers and technological attack, such assessment is based upon known technology and threats. To the extent that the Trust is unable to identify and mitigate or stop new security threats, the Trust’s digital assets may be subject to theft, loss, destruction or other attack, which could have a negative impact on the performance of the Trust or result in loss of the Trust’s digital assets.
Financial Reporting
As of the date of these financial statements, there is currently no specific authoritative accounting literature under accounting principles generally accepted in the United States of America (U.S. GAAP) which addresses the accounting for digital assets, including digital currencies. Certain non-authoritative
sources have concluded that digital currencies should be accounted for as intangible assets, where the digital currency asset should be recorded at the lower of its original cost or fair value, whereby any recorded write-downs could not be recovered in the future. The Trust’s management has concluded that its digital currency assets should be valued at fair value, which is consistent with current practices of investment companies. In the event that specific authoritative accounting guidance were to be issued after the release of these financial statements and such guidance was inconsistent with management’s current accounting for its digital assets and a restatement would be determined to be required, any resulting restatement could have a significant impact on the Trust’s financial position, results of operations, and cash flows. The timing of any such authoritative guidance, if issued at all, is not determinable as of the date of these financial statements.
Risks Associated With a Cryptocurrency Majority Control
Since cryptocurrencies are virtual and transactions in such currencies reside on distributed networks, governance of the underlying distributed network could be adversely altered should any individual or group obtain 51% control of the distributed network. Such control could have a significant adverse effect on either the ownership or value of the cryptocurrency.
Transaction Authentication
As of the date of these financial statements, the transfer of digital currency assets from one party to another typically relies on an authentication process by an outside party known as a miner. In exchange for compensation, the miner will authenticate the transfer of the currency through the solving of a complex algorithm known as a proof of work, or will vouch for the transfer through other means, such as a proof of stake. Effective transfers of and therefore realization of cryptocurrency, digital assets and tokens are dependent on interactions from these miners or forgers. In the event that there is a shortage of miners to perform this function, that shortage could have an adverse effect on either the fair value or realization of the cryptocurrency assets.
COVID-19
The future impact of the
COVID-19
outbreak on the financial performance and operations of the Trust will depend on future developments, including the duration and spread of the virus and related advisories and restrictions. These developments and the impact of
COVID-19
on blockchain markets and the overall economy, as well as on the financial performance and operations of the Trust, are highly uncertain and cannot be predicted.

1
4

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

5.	Administrator
Theorem Fund Services, LLC (the “Administrator”) serves as the Trust’s administrator and performs certain administrative and accounting services on behalf of the Trust.

6.	Shareholders’ Equity
Subscriptions
The minimum initial subscription amount is $25,000, and an existing Shareholder may make additional subscriptions in a minimum amount of $10,000. Minimum subscription amounts may be increased, decreased and/or waived by the Sponsor in its sole discretion.
The Trust generally accepts initial and additional subscriptions weekly on such dates as the Sponsor may determine in its sole discretion.
Subscriptions received in advance at June 30, 2021 and December 31, 2020 represent amounts received in 2021 and 2020 with effective dates after June 30, 2021 and December 31, 2020, respectively.
In-Kind
Subscriptions
The Sponsor may, at its sole discretion, accept digital assets (“In-Kind Investments”) in lieu of, or in addition to, cash as payment for investment in the Trust. Such In-Kind Investments are valued using the same digital asset prices as per the Trust’s valuation policy at any given valuation date as of 16:00 ET on the date of the subscription. For the periods January 1, 2021 to June 30, 2021 and January 1, 2020 to June 30, 2020, the Trust accepted In-Kind Investments from the Shareholders of
 $95,246,840 and $13,275,668 respectively.
Withdrawals
In connection with the Trust seeking approval for the quotation of its Shares on OTCQX, the Trust halted the withdrawal program on October 7, 2020. Upon receipt of regulatory approval and approval by the Sponsor, the Trust may offer a withdrawal program in the future.
Prior to October 7, 2020, each Shareholder could have requested a withdrawal of any Shares attributable to any subscription as of the first weekly withdrawal time, which was Wednesday at 17:00 PT that banking institutions were open for business in the State of California. Withdrawals were permitted on the 12 month anniversary of the date on which the attributable subscription was made; provided that, a Shareholder could have, in its discretion, resigned all or a portion of Shares prior to the 12 month anniversary on a withdrawal date after the payment of a
 3%
early withdrawal fee to the Trust and subject to all other resignation restrictions. Withdrawal requests once made were irrevocable and must have been communicated in writing to the Administrator by 14:00 PT on the Monday prior to the desired weekly withdrawal.
Prior to October 7, 2020 and subject to the Trust-level suspensions and Shareholder-level suspensions and any other restrictions provided in the Offering Memorandum and in the Trust Agreement, the Sponsor would, within 30 business days following the applicable withdrawal, distribute not less than 90% of the redemption and distribute the balance of the proceeds, if any, upon the completion of the Trust’s annual audit for the fiscal year in which the withdrawal was effected. A Shareholder could not make a partial withdrawal that would reduce the aggregate value of his or her Shares below $10,000, subject to the discretion of the Sponsor to waive such limitation.

However, the Trust could have taken longer than 30 business days to settle withdrawal requests if the Trust was unable to liquidate its investments, if the value of the assets and liabilities of the Trust could not be determined with reasonable accuracy, or for any other reason. Transaction costs involved in funding a withdrawal were charged to the withdrawing Shareholder.

1
5

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

Allocation of Profits and Losses
Prior to May 1, 2020, when the dual class structure was eliminated, income or loss (prior to the calculation of the Management Fee) attributable to the Trust was allocated to each Class in proportion to each Class’ capital account balance. After May 1, 2020, income or loss is allocated to the capital accounts of the Shareholders based on their respective interests.

7.	Related Party Transactions
In consideration for the management services to be provided to the Trust, the Sponsor will receive from the Trust a management fee (the “Management Fee”) payable monthly, in advance prior to May 31, 2020, and in arrears effective June 1, 2020.
Prior to May 1, 2020, the monthly Management Fee was equal to (a) 1/12 th
of 2.0% (2.0% per annum) of the net asset value of each Member’s capital account balance, for subscriptions greater than or equal to $1 million, and (b)
1
/12
th
of 2.5% (2.5% per annum) of the net asset value of each Member’s capital account balance, for subscriptions less than $1 million. Effective May 1, 2020, all Shareholders in the Trust are charged a Management Fee of 2.5% per annum.
For the periods January 1, 2021 to June 30, 2021 and January 1, 2020 to June 30, 2020, the Investor Class was charged Management Fees of $
10,186,274
, and $
261,392
, respectively, and the Institutional Class was charged Management Fees of $
0
and $
46,290
, respectively, of which $
1,454,858
and $
89,888
remains payable as of June 30, 2021 and 2020, respectively.
The Sponsor paid all expenses related to the initial offering, organization and start-up
of the Trust and will not seek reimbursement for such amounts. The Sponsor is responsible for all ordinary operating expenses of the Trust, including administrative, custody, legal, audit, insurance, and other operating expenses.

8.	Indemnifications
In the normal course of business, the Trust enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. The Trust expects the risk of any future obligation under these indemnifications to be remote.

9.	Financial Highlights
The following presents the financial highlights for the periods ended June 30, 2021.

1
6

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

	Three months ended June 30, 2021	Six months ended June 30, 2021
Per Share Performance	Investor Class	Investor Class
(for a share outstanding throughout the period)
Net asset value per share at beginning of period	$50.68	$24.67

Net income:
Net realized and change in unrealized gain on investments (1)	(15.77)	10.67
Net investment loss (1)	(0.26)	(0.70)

Net income	(16.03)	9.98

Net asset value per share at end of period	$34.64	$34.64
Total return	(31.64)%	40.46%

Weighted Average Shares Outstanding	20,034,280	19,667,617

Supplemental Data
Ratios to average net asset value
Expenses	2.15%	2.47%

Net investment loss	(2.15)%	(2.47)%

Net assets at end of period	$696,877,179	$696,877,179

Average net assets	$842,533,828	$813,204,239

Portfolio turnover	3.15%	4.70%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder’s return and ratios may vary based on the timing of capital transactions. Ratios have been annualized for the periods ended June 30, 2021; total returns have not been annualized.

(1)
Net investment loss per share is calculated by dividing the net investment loss by the average number of shares outstanding during the period. Net realized and change in unrealized gain on investments is a balancing amount necessary to reconcile the change in net asset value per share with the other per share information.

The following presents the financial highlights for the periods ended June 30, 2020.

1
7

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

	Three months ended June 30, 2020	Three months ended June 30, 2020	Six months ended June 30, 2020	Six months ended June 30, 2020
Per Share Performance	Investor Class	Institutional Class	Investor Class	Institutional Class
(for a share outstanding throughout the period)
Net asset value per share at beginning of period (3)	$5.81	$58.85	$6.34	$64.09

Net income: (3)
Net realized and change in unrealized gain on investments (1)	2.29	21.96	1.81	17.10
Net investment loss (1)	(0.03)	(0.13)	(0.08)	(0.51)

Net income	2.26	21.83	1.73	16.59

Net asset value per share at end of period	$8.07	$80.68 (2)	$8.07	$80.68 (2)

Total return	38.86%	37.09%	27.29%	25.89%

Weighted Average Shares Outstanding	4,242,054	95,346	3,700,619	78,453

Supplemental Data
Ratios to average net asset value
Expenses	1.81%	0.78%	2.09%	1.38%

Net investment loss	(1.81)%	(0.78)%	(2.09)%	(1.38)%

Net assets at end of period	$43,057,945	$—	$43,057,945	$—

Average net assets	$32,175,550	$7,692,390	$26,785,042	$5,848,346

Portfolio turnover	4.28%	4.28%	7.59%	7.59%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder’s return and ratios may vary based on the timing of capital transactions. Ratios have been annualized for the periods ended June 30, 2020; total returns have not been annualized.

(1)
Net investment loss per share is calculated by dividing the net investment loss by the average number of shares outstanding during the period. Net realized and change in unrealized gain on investments is a balancing amount necessary to reconcile the change in net asset value per share with the other per share information.

(2)	Represents the net asset value per share prior to conversion and discontinuation of the Institutional Class.
(3)
With respect to the per share performance of the Investor Class, the net asset value per share at the beginning of the period, as well as net income per share for the periods ended June 30, 2020, were calculated based on a conversion rate of 10 per share (as disclosed in the statement of changes in net assets).

10.	Subsequent Events
During the period July 1, 2021 to August 10, 2021, subscriptions of
$690,503 were made to the Trust.
The Sponsor has evaluated subsequent events through August 10, 2021, the date the financial statements were available to be issued, and has determined that there are no other subsequent events that require disclosure.

1
8

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with U.S. GAAP. The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under Part II, Item 1A. Risk Factors in this Quarterly Report.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Form
10-Q,
which have been prepared in accordance with GAAP. The following discussion may contain forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” or in other sections of this Form 10.
Trust Overview
The Trust
is a Delaware Statutory Trust that issues units of fractional undivided beneficial interest in the form of Shares, which represent ownership in the Trust. The Trust was initially formed as a Delaware limited liability company on September 18, 2017 and commenced operations on November 22, 2017. On May 1, 2020, the Trust converted from a limited liability company to a Delaware statutory trust. In connection with the corporate action, units in the limited liability company were converted into Shares of the Trust. All shareholders of “investor class” units received 10 Shares for each unit owned prior to the corporate action date, and all shareholders of “institutional class” units received 10.12602229 Shares for each unit owned prior to the corporate action date.
The Trust’s principal investment objective is to invest in a portfolio (“Portfolio”) of cryptocurrencies (each, a “Portfolio Crypto Asset” and collectively, “Portfolio Crypto Assets”) that tracks the Bitwise 10 Large Cap Crypto Index (the “Index”) as closely as possible with certain exceptions determined by the Sponsor in its sole discretion, as described more fully below in the section entitled “Business of the Trust”. In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, airdrops, staking, emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent.
The Trust believes that it has met its principal investment objective. As of June 30, 2021, there was a correlation of 99.8% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“
NA
V
”) of the Shares, that to date the Shares traded on the secondary market have not closely tracked the NAV of the Shares, and that the market price of the Shares has been and may continue to be significantly above or below the NAV per share. However, the Trust does not have control over an investor’s ability to achieve a return on investment that tracks the performance of the Index. The trading price of the Shares is determined by the market, and at times the Shares will trade at a premium or a discount to the net asset value per share (“
NAV per Share
”). Regardless of the Trust or Sponsor’s methods of managing the underlying portfolio, the price an investor will pay on the secondary market could differ significantly from the NAV per Share. The Trust does not seek to track the performance of the trading of Shares on the secondary market and the trading price of Shares an investor will pay on the secondary market may be significantly different from the NAV per Share. Furthermore, under Regulation M, the Trust, as the issuer of the Shares, is not legally permitted to take the types of actions that might help to reconcile the NAV per Share and the market price per Share.
The Sponsor is not operating a redemption program for the Shares, and therefore, the Shares are not redeemable by the Trust. Because the Trust does not operate a redemption program, there is a holding period under Rule 144 for the sale of the Shares purchased from the Trust and the Trust may from time to time halt Share subscriptions, there can be no assurance that the value of the Shares will reflect the value of the Trust’s Portfolio Crypto Assets per Share, and the Shares may trade at a substantial premium over, or a substantial discount to, the value of the Trust’s Portfolio Crypto Assets per Share. The Shares may also trade at a substantial premium over, or a substantial discount to, the NAV per Share as a result of price volatility, trading volume and closings of the exchanges on which the Sponsor purchases Portfolio Crypto Assets on behalf of the Trust due to fraud, failure, security breaches or otherwise. As a result of the foregoing, the price of the Shares as quoted on OTCQX has varied significantly from the value of the Trust’s Portfolio Crypto Assets per Share since the Shares were approved for quotation on December 9, 2020.
The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share through June 30, 2021.

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share through June 30, 2021.

Results of Operations
Financial Information for the Three and Six Months ended June 30, 2021 and the Six Months Ended June 30, 2020
The following table sets forth statements of operations data for the three and six months ended June 30, 2021 and 2020.
Statement of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expenses
Management fees	$5,276,830	$148,404	$10,186,274	$307,682
Transaction and other fees	319	5	1,136	2,106

Total Expenses	5,277,149	148,409	10,187,410	309,788

Net investment loss	(5,277,149)	(148,409)	(10,187,410)	(309,788)

Net realized and change in unrealized gain (loss) on investments
Net realized loss from digital assets	(1,574,741)	(1,398,744)	(1,702,915)	(2,165,008)
Net change in unrealized appreciation or (depreciation) from digital assets	(315,129,557)	9,026,984	158,026,721	7,720,557

Net realized and change in unrealized gain on investments	(316,704,298)	7,628,240	156,323,806	5,555,549

Net income	$(321,981,447)	$7,479,831	$146,136,396	$5,245,761

Comparison of the three-month periods ended June 30, 2021 and 2020
The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees
The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. Management fees for the three months ended June 30, 2021 were $5,276,830 compared to management fees for the six months ended June 30, 2020 of $148,404. This change was due to an increase in the Trust’s net asset value due to an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedule of Investments” below).
Net realized loss from digital assets
Net realized loss from digital assets for the three months ended June 30, 2021 was a loss of $1,574,741 compared to net realized loss from digital assets for the three months ended June 30, 2020 of a loss of $1,398,744. This change was due to fluctuations in the value of the Portfolio Crypto Assets.
Net change in unrealized appreciation or depreciation from digital assets
Net change in unrealized depreciation from digital assets for the three months ended June 30, 2021 was [$315,129,557] compared to net change in unrealized appreciation from digital assets for three months ended June 30, 2020 of a gain of $9,026,984. The primary factors for the change were a decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedule of Investments” below) and new Shareholder subscriptions.
Net Income
The Trust’s net income for the three-month period ended June 30, 2021 was a loss of $321,981,447 compared to net income of $7,479,831 for the three-month period ended June 30, 2020. The primary factor that impacted 2021 net income compared to 2020 net income was a large change in net realized and change in unrealized gain on investments from a net loss of $316,704,298 in 2021 compared to a net gain of $7,628,240 in 2020. The primary factors for the change were decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedule of Investments” below) and new Shareholder subscriptions.
Comparison of the
six-month
periods ended June 30, 2021 and 2020
The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:
Management fees
Management fees for the six months ended June 30, 2021 were $10,186,274 compared to management fees for the six months ended June 30, 2020 of $307,682. This change was due to an increase in the Trust’s net asset value due to an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedule of Investments” below) and new Shareholder subscriptions.
Net realized loss from digital assets
Net realized loss from digital assets for the six months ended June 30, 2021 was a loss of $1,702,915 compared to net realized loss from digital assets for the six months ended June 30, 2020 of a loss of $2,165,008. This change was due to fluctuations in the value of the Portfolio Crypto Assets.
For the three-month period ended June 30, 2021 the Trust recorded net realized losses from sales of Bitcoin of approximately $3,277,642 and recorded net realized gains of approximately $810,086 and $724,433 from sales of EOS and ATOM respectively, among the gains and losses realized in smaller amounts from the sale of other portfolio crypto assets. These sales were made as a result of rebalancing activity, sales of portfolio crypto assets to raise money to pay the management fee, and general fund management. For the three-month period ended June 30, 2020, the Trust recorded net realized losses from sales of Bitcoin, ETH, Bitcoin Cash and XRP of approximately $451,388, $326,502, $244,766, and $204,046 respectively, and also recorded losses in smaller amounts from the sale of other portfolio crypto assets. These sales were made as a result of rebalancing activity, sales of portfolio crypto assets to raise money to pay the management fee, and general fund management.
Net change in unrealized appreciation or depreciation from digital assets
Net change in unrealized appreciation from digital assets for the six months ended June 30, 2021 was $158,026,721 compared a change in unrealized appreciation from digital assets $7,720,557 at June 30, 2020. The primary factors for the change were an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedule of Investments” below) and new Shareholder subscriptions.

Net Income
The Trust’s net income for the
six-month
period ended June 30, 2021 was $146,136,396 compared to $5,245,761 as of June 30, 2020. The primary factor that impacted 2021 net income compared to 2020 net income was a large change in net realized and change in unrealized gain on investments from a net gain of $156,323,806 in 2021 to a net gain of $5,555,549 in 2020. The primary factors for the change were an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedule of Investments” below) and new Shareholder subscriptions.
Management Fee
The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month.
The Sponsor is responsible for paying for all ordinary administrative and overhead expenses of managing the Trust, including payment of rent, custody charges or flat rate fees for holding the Trust’s assets charged by the Custodian and customary fees and expenses of the Trustee, Administrator and Auditor (including costs incurred for appraisal or valuation expenses associated with the preparation of the Trust’s financial statements, tax returns and other similar reports and excluding indemnification and extraordinary costs). The Sponsor also pays for all expenses associated with the operation of the Trust, including for example, fees associated with quotation of the Shares on the OTCQX, registration with the SEC, and fees associated with retaining and maintaining the Transfer Agent. “Trading commissions” or trading fees paid to trading venues (also known as exchanges) or intermediaries (such as trading technology or digital asset brokerage firms) that assist in trade execution for accessing digital asset liquidity are charged to the Trust and may either be included in the cost of the digital assets acquired by or disposed of by the Trust or may appear as explicit costs in addition to the price of the digital asset. Trading Fees & Commissions are charged to the Trust and may appear in the financial statements as “Transaction and other fees” in the Financial Statements’ Statement of Operations in the Expenses category or may be included in the cost of the digital assets acquired by the Trust.
There is no ceiling to the Trust’s expenses that the Sponsor will pay. However, the Sponsor retains the right to cause the Trust to pay indemnification and extraordinary expenses, and these Trust expenses are not covered by the Management Fee. The Trust may incur certain extraordinary expenses including, but not limited to, any non-customary costs and expenses including indemnification and extraordinary costs of the Administrator and Auditor, costs of any litigation or investigation involving Trust activities, and workout and restructuring and indemnification expenses.
Shareholder Subscriptions
The minimum initial subscription amount is $25,000 and an existing Shareholder may make additional subscriptions in a minimum amount of $10,000, subject in all cases to increase, decrease and waiver of such requirements by the Sponsor in its sole discretion. All subscriptions are made directly to the Trust with processing assistance from the Fund Administrator. Subscriptions may be funded through payment in US dollars or through in-kind
contributions of Portfolio Crypto Assets
(“In-Kind
Investments”), or both at the sole discretion of the Sponsor. The Sponsor may accept stablecoins on a case-by-case
basis as determined in the discretion of the Sponsor.
In-Kind
Investments are valued using the same digital asset prices as per the Trust’s valuation policy at any given valuation date as of 16:00 ET on the date of the subscription. Once an
In-Kind
Investment has been delivered to the Trust in connection with a subscription funding requirement, an investor cannot cancel its subscription regardless of the valuation established for the in-kind
contribution. For the period January 1, 2021 to June 30, 2021, the Trust accepted
In-Kind
Investments from Shareholders of $95,246,840. For the quarter ended June 30, 2021, the Trust issued 24,918 Shares in exchange for
In-Kind
Investments of 20 BTC and 66 ETH.
The Trust values
in-kind
contributions to the Trust using the same valuation methodology that it uses to calculate the Trust’s NAV on the day of the subscription. A contribution in-kind
will be valued, in dollar terms, using the same prices for each digital asset that are used to value the assets in the Trust on that day, and that value is divided by the Trust’s per-share
NAV as calculated on that day in order to calculate the number of Shares purchased by the Subscriber in the transaction. The Trust has not made any in-kind
distributions or liquidated a Shareholder’s
pro-rata
distribution in order to reduce additional regulatory costs of the Shareholders for any period presented

The goal of the conversion of either dollars (cash) or digital assets accepted to the Trust in-kind

is to leave the portfolio in a position where its holdings and weightings are closely representative of the constituents and weightings of the Trust’s benchmark index. This process requires the use of quantitative portfolio management techniques to compare the Trust’s existing holdings and weightings, plus the new net assets of the Trust after accounting for the incoming dollars (cash) and /or digital assets received in-kind,

to the constituents and weightings of the index in order to calculate the amounts and quantities of each digital asset to purchase (or sell) in order to bring the Trust’s portfolio into a position that its holdings and weightings are closely representative of the holdings and weightings of the Trust’s benchmark index The Trust then has at its disposal multiple venues to acquire and dispose of digital assets, including trading venues (known as exchanges), direct trading counterparties (known as “OTC desks”), and trading technology solutions that aggregate liquidity from multiple trading venues. Trade execution and portfolio management is dynamic and complex. The Sponsor must exercise judgement, take into account recent experience and market conditions, as well as the size of the trades being executed, settlement procedures at each venue, types of assets and their availability on such platforms prior to determining on which venue to execute each trade. The Sponsor attempts to purchase or sell each asset in each instance at a price that is close to the price used for calculating the Trust’s NAV (and the Index’s daily price for which the time used is 16:00 ET), while also minimizing market impact and reducing operational and settlement risk. There is no guarantee that the Sponsor will be able to trade digital assets at or near the benchmark price, and there are a number of other factors aside from price slippage that inform best practices in trade execution.
The Trust generally accepts initial and additional subscriptions weekly on such dates as the Sponsor may determine in its sole discretion. The Trust may from time to time halt subscriptions for a variety of reasons, including in connection with forks, airdrops, other similar occurrences, or if the Sponsor determines based on either market developments or business related operating reasons (such as unanticipated challenges trading in the market for Portfolio Crypto Assets, a business desire to limit the number of investors in the product for administrative, cost, or other reasons). The Sponsor will make such announcement on its website. Digital assets are valued on the day the subscription is processed at the same price that the Trust uses to value the rest of its assets and strike its NAV. Investors cannot withdraw in-kind subscriptions after the digital assets are valued. Each investor who seeks to subscribe for Shares is required to execute a subscription agreement pursuant to which the investor will agree to be bound by the Trust Agreement and other Trust documentation.
No fractional Shares will be issued, and any fractional Share that a Shareholder would otherwise be entitled to receive that is less than 0.5 Share shall be rounded down to the nearest whole Share and any such fractional Share equal to or greater than 0.5 Share shall be rounded up to the nearest whole Share; provided, however, that any such rounding up or down would be de minimis and therefore would not change the price per Share or contribution payable with respect to such Shares as determined in accordance with the Trust Agreement.
Capital Resources and Liquidity
The Trust generally holds only a very small cash balance, and is otherwise fully invested in order to maintain its investment objective of tracking the Index. When selling Portfolio Crypto Assets to pay the Management Fee, the Sponsor endeavors to sell an exact amount of Portfolio Crypto Assets needed in order to pay such expenses in order to minimize the Trust’s holdings of assets other than Portfolio Crypto Assets. As a consequence, the Sponsor expects the Trust will typically have a very small cash balance at each reporting period. Cash may also be held in the Trust after a subscription from Shareholder is funded (or sent to the Trust’s bank account) but not yet invested in Portfolio Crypto Assets, or after a redemption from a redeeming Shareholder had been processed (e.g., by raising cash through the sale of Portfolio Crypto Assets) but not yet paid to the redeeming Shareholder.
As described above, in exchange for the Management Fee, the Sponsor is responsible for payment of almost all of the expenses incurred by the Trust. As a result, the only material ordinary expense of the Trust during the periods covered by this Registration Statement was the Management Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.
Value of Portfolio Crypto Assets
As described above in “
Risk Factors—The value of the Trust’s cryptocurrencies are dependent, directly or indirectly, on prices established by cryptocurrency exchanges and other cryptocurrency trading venues, which are new and, in most cases, largely unregulated
” and “
Overview of the Digital Asset Industry
,” the prices of the various Portfolio Crypto Assets held by the Trust are subject to extreme volatility. This volatility had a significant impact on the value of the Portfolio Crypto Assets as of the six months ended June 30, 2021 compared to June 30, 2020 and year-end
2020.

As shown below in the “
Schedules of Investments
,” aside from the change in value of Portfolio Crypto Assets, the increase in total investments in digital assets from January 1, 2021 to June 30, 2021 was due primarily to an increase of 2,750.5304 units of Bitcoin and an increase of 23,845.4099 units of Ethereum, in addition to the number of units invested in the additional cryptocurrencies that comprise the Portfolio Crypto Assets, purchased in connection with Shareholder subscriptions for Shares, partially offset by the sale of various Portfolio Crypto Assets to pay the Management Fee.
Shareholder Subscriptions and Redemptions
2
During the period from April 1, 2021 to June 30, 2021, Shareholders subscribed for approximately 335,785 Shares and, as of June 30, 2021, each Share had an average net asset value of $34.64. During the same period, Shareholders redeemed zero Shares. As a result, there were approximately 20,115,535 Shares outstanding as of June 30, 2021.
During the period from January 1, 2021 to June 30, 2021, Shareholders subscribed for approximately 4,983,295 Shares and, as of June 30, 2021, each Share had an average net asset value of $42.69. During the same period, Shareholders redeemed zero Shares. As a result, there were approximately 20,115,535 Shares outstanding as of June 30, 2021.
Schedules of Investments
The following provides details on the Portfolio Crypto Assets that comprise the Trust’s assets.
As of June 30, 2021 (Unaudited)

	Units	Fair Value	Percentage of Shareholders’ Equity
Investments in digital assets, at fair value
Bitcoin	13,534.6785	$470,445.116	67.51%
Ethereum	83,902.1468	188,230,526	27.01
Other		39,653,790	5.69
Total investments in digital assets, at fair value (cost $396,641,525)		$698,329,790	100.21%
As of June 30, 2021, Bitcoin represented 67.36% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 26.95%, while the remaining 5.68% of the Portfolio Crypto Assets were comprised of Litecoin, Chainlink, Bitcoin Cash, Stellar Lumens, Uniswap, Filecoin and Polygon.

2
The Share and average net asset value numbers presented in this section have been adjusted to reflect an approximately 10:1 stock split that occurred on May 1, 2020 in connection with the conversion of the Trust from a Delaware limited liability company to a Delaware statutory trust.

As of December 31, 2020

	Units	Fair Value	Percentage of Shareholders’ Equity
Investments in digital assets, at fair value
Bitcoin	10,784.1481	$314,622,645	84.29%
Ethereum	60,056.7369	44,737,961	11.99
Other		14,656,938	3.93
Total investments in digital assets, at fair value (cost $230,356,359)		374,017,545	100.21%
As of December 31, 2020, Bitcoin represented approximately 84.29% of the total Portfolio Crypto Assets held by the Trust. Ethereum represented 11.99%, while the remaining 3.93% of the Portfolio Crypto Assets were comprised of Litecoin, Bitcoin Cash, Cardano, Chainlink, Stellar Lumens, Eos, Tezos, and Cosmos.
Historical Portfolio Crypto Asset Prices
The following provides an overview of the prices of the Portfolio Crypto Assets that comprised the majority of the Trust’s assets during the half-year period ended June 30, 2021. The Trust calculates a composite reference price daily by averaging across all prices from select trading venues weighted by their
60-minute
trade volume. The list of exchanges currently used in order to calculate daily reference prices include Poloniex, Binance, Bittrex, Kraken, Bitstamp, itBit, Gemini, Coinbase and BitFlyer. The Trust calculates a composite reference price daily by averaging across all prices weighted by their
60-minute
trade volume.

Six-Months
Ended June 30, 2021

Crypto Asset	Average	High	Date	Low	Date	End of Period	Date
Bitcoin	$45,883.35	$63,485.01	4/15/2021	$29,264.11	1/1/2021	$34,758.50	6/30/2021

Ether	$2,067.70	$4,092.11	5/12/2021	$730.67	1/1/2021	$2,243.45	6/30/2021

Litecoin	$198.76	$372.05	5/11/2021	$119.47	6/22/2021	$141.57	6/30/2021

Chainlink	$28.48	$50.50	5/9/2021	$11.46	1/2/2021	$19.27	6/30/2021

Bitcoin Cash	$647.92	$1,465.41	5/6/2021	$338.22	1/2/2021	$520.90	6/30/2021

Stellar Lumens	$0.41	$0.72	5/11/2021	$0.12	1/2/2021	$0.28	6/30/2021

Uniswap	$24.84	$43.40	5/5/2021	$4.71	1/2/2021	$18.23	6/30/2021

Filecoin	$78.50	$199.77	4/1/2021	$20.67	1/2/2021	$58.96	6/30/2021

Polygon	$0.62	$2.56	5/18/2021	$0.02	1/2/2021	$1.15	6/30/2021

Off-Balance
Sheet Arrangements
The Trust is not a party to any
off-balance
sheet arrangements.
Quantitative and Qualitative Disclosures about Market Risk
The Trust Agreement does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign fiat currencies which could expose the Trust or holders of Shares to any foreign fiat currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.
Significant Accounting Policies
Basis of Presentation
The financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 946, Financial Services - Investment Companies.

27

U.S. GAAP contains no authoritative guidance related to the accounting for digital assets. As a result, transactions of digital assets have been accounted for analogizing to existing accounting standards that management believes are appropriate to the circumstances. There can be no certainty as to when the FASB or other standards setter will issue accounting standards for digital assets, if at all.
Pursuant to the Statement of Cash Flows Topic of the Codification, the Trust qualifies for an exemption from the requirement to provide a statement of cash flows and has elected not to provide a statement of cash flows.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
Cash
Cash represents cash deposits held at financial institutions. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.
Investments and Valuation
The Trust’s investments in digital assets are stated at fair value. For additional discussion of the calculation of valuation, see “
Fair Value Measurements—Calculation of Valuation.”
Digital assets are generally valued using prices as reported on reputable and liquid exchanges and may involve utilizing an average of bid and ask quotes using closing prices provided by such exchanges as of the date and time of determination (described below). Factors such as the recent stability of the exchange, current liquidity of the exchange, and recent price activity of an exchange will be considered as to the determination of which exchanges to utilize. The time used is 16:00 ET which corresponds to 20:00 UTC during Daylight Savings Time and 21:00 UTC during non-Daylight
Savings Time. The Sponsor’s Valuation Policy provides a listing of preferred exchanges. While some digital assets are valued based on prices reported in the public markets, other digital assets may be more thinly-traded or subject to irregular trading activity. Determinations on the value of certain digital assets, and how to value such assets as to which limited prices or quotations are available, are based on the Sponsor’s recommendations or instructions.
Digital asset transactions are recorded on the trade date. Realized gains and losses from digital asset transactions are determined using the identified cost method. Any change in net unrealized gain or loss is reported in the statement of operations. Commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.
The Trust generally records receipt of a new digital asset created due to a hard fork at the time the hard fork is effective. The Trust’s methodology for determining effectiveness of the fork is when two or more recognized exchanges quote prices for the forked coin. Some exchanges and custodians do not honor hard forks or may honor hard forks in the future. In such cases, the Trust will record receipt of the new digital asset at the time two or more recognized exchanges begin quoting prices for the asset.
Although the Trust records the asset into its books and records at the time the fork is effective, as described above, the Trust’s Custodian (defined below) may take an extended period of time to make the forked asset available for transfer, and it may never make the forked asset available for transfer, which could lead to either the Trust holding the asset longer than it would otherwise hold the asset (if it was freely transferrable), or a complete write-down in the value of the forked asset. The Trust does not allocate any of the original digital asset’s cost to the new digital asset and recognizes unrealized gains equal to the fair value of the new digital asset received.

The Trust occasionally receives “airdrops” of new digital assets. The use of airdrops is generally to promote the launch and use of new digital assets by providing a small amount of such new digital assets to the private wallets or exchange accounts that support the new digital asset and that hold existing related digital assets. Unlike hard forks, airdropped digital assets can have substantially different blockchain technology that has no relation to any existing digital asset, and many airdrops may be without value. The Trust records receipt of airdropped digital assets when received if there is value to the Trust in doing so. Digital assets received from airdrops have no cost basis and the Trust recognizes unrealized gains equal to the fair value of the new digital asset received.
Income Taxes
The Trust is classified as a partnership for U.S. federal income tax purposes. The Trust does not record a provision for U.S. federal, U.S. state or local income taxes because the Shareholders report their share of the Trust’s income or loss on their income tax returns. The Trust files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions.
The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2021, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities.

3.	Fair Value Measurements
Calculation of Valuation
For all periods through the six-month period ended June 30, 2021, the NAV per Share, the NAV of the Trust, and the fair valuations for each Portfolio Crypto Asset were calculated by the Fund’s Administrator in reliance on the fair value of each portfolio crypto asset based on the Bitwise Crypto Asset Price, which the Sponsor is and has been responsible for calculating. The Sponsor has provided this price to the Administrator, and the Administrator uses this price (multiplied by the Trust’s holdings) for each asset to determine the fair value of the Trust’s assets. The Administrator then subtracts the Trust’s liabilities to determine the Trust’s NAV. The administrator then divides this value by the Trust’s shares outstanding in order to determine the NAV per share. As a result of the Sponsor’s responsibility in this regard, any errors, discontinuance or changes in such valuation calculations may have had or may have an adverse effect on the value of the Shares. The Sponsor instituted this valuation policy in order to generate fair value estimates as a result of its determination that U.S. GAAP contains no authoritative guidance related to the accounting for digital assets and because it determined that such policy was in the best interest of shareholders, as it would avoid misstatements in valuation of the assets potentially arising from deviations in pricing across the digital asset market, and because of the fragmented nature of the digital asset trading ecosystem. As a result, management applied this valuation technique which it determined to be appropriate given the circumstances.
Following the filing of its Form 10, the Sponsor conducted a complete review of its process for determining fair valuation in the presentation of its financial statements and calculation of NAV. In this process, the Sponsor evaluated whether or not the identification of a principal market for each of the Trust’s assets for valuation purposes, during each period for which the Trust created and had audited its financial statements, would have created a material difference in the Trust’s estimated fair value or assets. In conjunction, the Sponsor began to consider a change in valuation policy for the fair valuation of cryptocurrencies held in the Trust. As a result, the Sponsor has developed a process for the determination of a principal market for each asset based on this consideration and intends to disclose this change in valuation policy and accounting policy when implemented, which is expected to be prior to the creation of financial statements for the period ending September 30, 2021.
The process that the Sponsor has developed for identifying a principal market, as described in Financial Accounting Standards Board (“
FASB
”) Accounting Standards Codification (“
ASC
”) 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well-established and reputable cryptocurrency exchanges selected by the Sponsor and its affiliates in their sole discretion, currently including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 16:00 ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.
In the process of this review, the Sponsor also retroactively applied this process for identifying a principal market to the prior periods of reported financial results, including the fiscal years 2018, 2019 and 2020, to determine whether or not any material or significant differences would have resulted from the application of a different valuation policy in the creation of each financial statement (e.g., comparing the fair value prices determined using the existing and previous valuation methodology to the hypothetical fair value prices using an identified principal market for each asset) and to consider whether management’s use of the existing valuation policy would have created any material departures from a valuation policy of identifying a principal market.
The results of this review are presented in the tables below for the six-month period ended June 30, 2021. The Sponsor’s results conclude that there are no material or significant differences in valuation or the financial statements as presented when using the policy of identifying a principal market described above as compared to the existing valuation methodology for any period since the Trust commenced operations, as the average difference in valuation prices was in all cases less than 0.05% or five one hundredths of one percent for each asset for each period measured, and that such differences are immaterial in all cases.
Six-Month Period Ended June 30, 2021

Asset	Existing Fair Value Price	Potential Principal Market	Potential Principal Market Price	Difference in Valuation in Percentage Terms
BCH	$520.90	Coinbase	$520.99	0.02%
EOS	$3.99	Coinbase	$3.99	-0.02%
ETH	$2,243.45	Coinbase	$2,243.98	0.02%
FIL	$58.96	Coinbase	$58.97	0.02%
LINK	$19.27	Coinbase	$19.28	0.05%
MATIC	$1.15	Coinbase	$1.15	0.01%
UNI	$18.23	Coinbase	$18.23	0.01%
BTC	$34,758.50	Coinbase	$34,764.81	0.02%
XLM	$0.28	Coinbase	$0.28	-0.01%
LTC	$141.57	Binance	$141.61	0.02%
While the Sponsor has repeatedly disclosed in the notes to the Trust’s financial statements that U.S. GAAP contains no authoritative guidance related to the accounting for digital assets, and that management has applied accounting standards it believes are appropriate to the circumstances, and despite these findings that the previous results are immaterially different, the Sponsor intends to change its valuation policy going forward based on the foregoing discussion and interpretation of ASC 820. The Sponsor intends to change its valuation policy for the purposes of calculating its ongoing net asset value, and processing ongoing subscription into the Trust and will similarly disclose this change in valuation policy, as well as the difference between the two policies.
Valuation during the periods presented
The Trust carries its investments at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Fair value investments are not adjusted for transaction costs.
In determining fair value, the Trust uses various valuation approaches. A fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs are to be used when available. The fair value hierarchy is categorized into three levels based on the inputs as follows:
Level
 1 –
Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.
Level
 2 –
Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. These inputs may include (a) quoted prices for similar assets in active markets, (b) quoted prices for identical or similar assets in markets that are not active, (c) inputs other than quoted prices that are observable for the asset, or (d) inputs derived principally from or corroborated by observable market data by correlation or other means.
Level
 3 –
Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The availability of valuation techniques and observable inputs can vary from investment to investment and are affected by a wide variety of factors, including the type of investment, whether the investment is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the transaction.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement. The following summarizes the Trust’s assets accounted for at fair value at June 30, 2021.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$—	$698,329,432	$—	$698,329,432

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2020.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$—	$374,017,545	$—	$374,017,545

4.	Risk Factors
Digital Assets
Digital assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Digital asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At June 30, 2021 and December 31, 2020, no digital assets and $759,000 reside on exchanges, respectively.
Several factors may affect the price of digital assets, including, but not limited to: supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of digital assets or the use of digital assets as a form of payment. There is no assurance that digital assets will maintain their long-term value in terms of purchasing power in the future, or that acceptance of digital asset payments by mainstream retail merchants and commercial businesses will continue to grow.
Digital Asset Regulation
As digital assets have grown in popularity and market size, various countries and jurisdictions have begun to develop regulations governing the digital assets industry. To the extent that future regulatory actions or policies limit the ability to exchange digital assets or utilize them for payments, the demand for digital assets will be reduced. Furthermore, regulatory actions may limit the ability of end-users
to convert digital assets into fiat currency (e.g., U.S. dollars) or use digital assets to pay for goods and services. Such regulatory actions or policies would result in a reduction of demand, and in turn, a decline in the underlying digital asset unit prices.
The effect of any future regulatory change on the Trust or digital assets in general is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Trust’s investments in digital assets.
Custody of Digital Assets
Coinbase Custody Trust Company, LLC (the “Custodian”) serves as the Trust’s Custodian for digital assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At June 30, 2021 and December 31, 2020, digital assets of approximately $698,329,000 and $373,259,000 are held by the Custodian, respectively.

Digital Asset Trading is Volatile and Speculative
Digital assets represent a speculative investment and involve a high degree of risk. Prices of digital assets have fluctuated widely for a variety of reasons including uncertainties in government regulation and may continue to experience significant price fluctuations. If digital asset markets continue to be subject to sharp fluctuations, Shareholders may experience losses as the value of the Trust’s investments decline. Even if Shareholders are able to hold their Shares in the Trust for the long-term, their Shares may never generate a profit, since digital asset markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations.
Control of Private Keys
Digital assets are controllable only by the possessor of a unique private cryptographic key controlling the address in which the digital asset is held. The theft, loss or destruction of a private key required to access a digital asset is irreversible, and such private keys would not be capable of being restored by the Trust. The loss of private keys relating to digital wallets used to store the Trust’s digital assets could result in the loss of the digital assets and an investor could incur substantial, or even total, loss of capital. At June 30, 2021 and December 31, 2020, no digital assets are held in private wallets.
Over-the-Counter
Transactions
Some of the markets in which the Trust may execute its transactions are
“over-the-counter”
or “interdealer” markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of “exchange-based” markets. This exposes the Trust to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss. Such “counterparty risk” is accentuated for digital assets where the Trust has concentrated its transactions with a single or small group of counterparties. The Trust is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Moreover, the Trust has no internal credit function that evaluates the creditworthiness of its counterparties. The ability of the Trust to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparty’s financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Trust.

Transactions in Cryptocurrencies May Be Irreversible
Transactions in digital assets may be irreversible, and, accordingly, losses due to fraudulent or accidental transactions may not be recoverable. If there is an error and a transaction occurs with the wrong account, to the extent that the Trust is unable to seek a corrective transaction with such third-party or is incapable of identifying the third-party which has received the digital assets through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred digital assets. To the extent that the Trust is unable to seek redress for such error or theft, such loss could result in the total loss of a Shareholder’s investment in the Trust.
No FDIC or SIPC Protection
The Trust is not a banking institution or otherwise a member of the FDIC or the SIPC. Accordingly, deposits or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. The Trust’s cryptocurrency custodians do however carry bespoke insurance policies related to the cryptocurrencies over which they provide custody.
The Trust must adapt to technological change in order to secure and safeguard client accounts. While management believes they have developed an appropriate proprietary security system reasonably designed to safeguard the Trust’s digital assets from theft, loss, destruction or other issues relating to hackers and technological attack, such assessment is based upon known technology and threats. To the extent that the Trust is unable to identify and mitigate or stop new security threats, the Trust’s digital assets may be subject to theft, loss, destruction or other attack, which could have a negative impact on the performance of the Trust or result in loss of the Trust’s digital assets.
Financial Reporting
As of the date of these financial statements, there is currently no specific authoritative accounting literature under accounting principles generally accepted in the United States of America (U.S. GAAP) which addresses the accounting for digital assets, including digital currencies. Certain non-authoritative
sources have concluded that digital currencies should be accounted for as intangible assets, where the digital currency asset should be recorded at the lower of its original cost or fair value, whereby any recorded write-downs could not be recovered in the future. The Trust’s management has concluded that its digital currency assets should be valued at fair value, which is consistent with current practices of investment companies. In the event that specific authoritative accounting guidance were to be issued after the release of these financial statements and such guidance was inconsistent with management’s current accounting for its digital assets and a restatement would be determined to be required, any resulting restatement could have a significant impact on the Trust’s financial position, results of operations, and cash flows. The timing of any such authoritative guidance, if issued at all, is not determinable as of the date of these financial statements.
Risks Associated With a Cryptocurrency Majority Control
Since cryptocurrencies are virtual and transactions in such currencies reside on distributed networks, governance of the underlying distributed network could be adversely altered should any individual or group obtain 51% control of the distributed network. Such control could have a significant adverse effect on either the ownership or value of the cryptocurrency.
Transaction Authentication
As of the date of these financial statements, the transfer of digital currency assets from one party to another typically relies on an authentication process by an outside party known as a miner. In exchange for compensation, the miner will authenticate the transfer of the currency through the solving of a complex algorithm known as a proof of work, or will vouch for the transfer through other means, such as a proof of stake. Effective transfers of and therefore realization of cryptocurrency, digital assets and tokens are dependent on interactions from these miners or forgers. In the event that there were a shortage of miners to perform this function, that shortage could have an adverse effect on either the fair value or realization of the cryptocurrency assets.

COVID-19
The future impact of the
COVID-19
outbreak on the financial performance and operations of the Trust will depend on future developments, including the duration and spread of the virus and related advisories and restrictions. These developments and the impact of
COVID-19
on blockchain markets and the overall economy, as well as on the financial performance and operations of the Trust, are highly uncertain and cannot be predicted.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk
The Trust Agreement does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 4.
Controls and Procedures
The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, and to the audit committee of the Board of Directors of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule
13a-15(e). Based
on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION:
Item 1.
Legal Proceedings
None.

Item 1A.
Risk Factors
There have been no material changes to the Risk Factors last reported under Item 1A of the registrant’s registration statement on Form 10.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
(a)
The Trust offers the Shares pursuant to Rule 506 of Regulation D under the Securities Act. The Shares offered by the Trust have not been registered under the Securities Act, or any state or other securities laws, and were offered and sold only to “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act, and in compliance with any applicable state or other securities laws.
The table below describes the Shares offered, the Shares sold and the average and range of prices at which the Shares were offered and sold by the Trust. All Shares initially offered and sold by the Trust are restricted securities pursuant to Rule 144 under the Securities Act. Until the Shares sold by the Trust become unrestricted in accordance with Rule 144, the certificates or other documents evidencing the Shares will contain legends stating that the Shares have not been registered under the Securities Act and referring to the restrictions on transferability and sale of the Shares under the Securities Act. Such legends are removed upon Shares becoming unrestricted in accordance with Rule 144.
To date, no Shares, other securities of the Trust, or options to acquire such other securities were issued in exchange for services provided by any person or entity.

Period	Shares Offered	Shares Sold 1	No. of Purchasers	Avg. Price Per Share 1	High Price Per Share 3	Date	Low Price Per Share 3	Date
Three months ended March 31, 2021	Unlimited	4,647,510	406	$39.63	$50.98	3/31/21	$27.42	1/4/21
Six months ended June 30, 2021	Unlimited	4,983,295.00	379	$42.63	$60.38	5/11/21	$27.42	1/4/21

1
The Shares Sold and Price Per Share numbers presented have been adjusted to reflect an approximately 10:1 stock split that occurred on May 1, 2020 in connection with the conversion of the Trust from a Delaware limited liability company to a Delaware statutory trust.

(b)	Not applicable.

(c)	None.

Item 3.
Defaults Upon Senior Securities
None.

Item 4.
Mine Safety Disclosures
Not applicable.

Item 5.
Other Information
None.

Item 6.
 Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

*
Pursuant to Rule 406T of Regulation
S-T,
these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bitwise Investment Advisers, LLC as Sponsor of Bitwise 10 Crypto Index Fund (BITW)

By:	/s/ Hunter Horsley
	Name:	Hunter Horsley
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Paul Fusaro
	Name:	Paul Fusaro
	Title:	President (Principal Financial Officer and Principal Accounting Officer)*
Date: August 13, 2021

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.