Form 10-Q
period 2021-09-30
Bitwise 10 Crypto Index Fund
filed 2021-11-10
CIK 1723788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number 000-56270

Bitwise 10 Crypto Index Fund
(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3002349
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
400 Montgomery Street,
Suite 600
San Francisco, CA 94111
(Address of Principal Executive Offices) (Zip Code)
(415)
968-1843
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: Non
e

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
of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding as of
November 8, 2021:

20,237,966

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

ii

PART I – FINANCIAL INFORMATION:
Item 1. Financial Statements (Unaudited)

Bitwise 10 Crypto Index Fund
(formerly known as Bitwise 10 Private Index Fund, LLC)
Comparative Financial Statements (Unaudited)
September 30, 2021

Bitwise 10 Crypto Index Fund

Bitwise 10 Crypto Index Fund
Statements of Assets, Liabilities and Shareholders’ Equity (Unaudited)
September 30, 2021 and December 31, 2020

Assets	September 30, 2021	December 31, 2020
Investments in digital assets, at fair value (cost of $376,551,286 and $230,356,359 as of September 30, 2021 and December 31, 2020, respectively)	$906,503,532	$374,017,545
Cash	80,713	743,486
Other assets	2,190	1,760

Total Assets	$906,586,435	$374,762,791

Liabilities and Shareholders’ Equity
Liabilities
Management fees payable	$1,888,555	$779,208
Subscriptions received in advance	301	638,300
Capital withdrawals payable	79,823	104,845

Total Liabilities	1,968,679	1,522,353

Shareholders’ Equity (Net Assets)	904,617,756	373,240,438

Total Liabilities and Shareholders’ Equity	$906,586,435	$374,762,791

Shares issued and outstanding, no par value ( unlimited Shares authorized)	20,155,831	15,132,240

Net asset value per Share	$44.88	$24.67

See accompanying notes to comparative financial statements (unaudited).

Bitwise 10 Crypto Index Fund
Schedules of Investments (Unaudited)
September 30, 2021 and December 31, 2020

September 30, 2021
	Units	Fair Value	Percentage of Net Assets
Investments in digital assets , at fair value
United States
Bitcoin	12,826.0334	$558,306,460	61.72%
Ethereum	80,004.7646	239,404,658	26.46
Cardano	21,999,661.9684	46,276,289	5.12
Other (1)		62,516,125	6.91

Total investments in digital assets , at fair value (cost $376,551,286)		$906,503,532	100.21%

Liabilities in excess of other Assets		(1,885,776)	(0.21	) %
Net Assets		$904,617,756	100.00%

December 31, 2020
	Units	Fair Value	Percentage of Net Assets
Investments in digital assets, at fair value
United States
Bitcoin	10,784.1481	$314,622,646	84.29%
Ethereum	60,056.7369	44,737,961	11.99
Other (2)		14,656,938	3.93

Total investments in digital assets, at fair value (cost $230,356,359)		$374,017,545	100.21%

Liabilities in excess of other Assets		(777,107)	(0.21)%

Net Assets		$373,240,438	100.00%

(1)
As of September 30, 2021, Other investments in digital assets consist of Bitcoin cash, Chainlink, Polygon, Solana, Uniswap, Stellar Lumens and Litecoin with market values and percentages of net assets of $6,443,439, $7,132,752, $5,106,586, $27,639,305, $4,756,439, $4,467,679, $6,969,925, and 0.71%, 0.79%, 0.56%, 3.06%, 0.53%, 0.49%, 0.77%, respectively.

(2)
As of December 31, 2020, Other investments in digital assets consist of Bitcoin cash, EOS, Chainlink, Stellar Lumens, Nexalt and Tezos with market values and percentages of net assets of $3,580,942, $1,394,797, $2,221,196, $1,454,725, $5,121,885, $883,393, and 0.96%, 0.37%, 0.60%, 0.39%, 1.37%, 0.24% respectively.

See accompanying notes to comparative financial statements (unaudited).

Bitwise 10 Crypto Index Fund
Statements of Operations (Unaudited)
For the three months and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expenses
Management fees	$5,601,444	$376,002	$15,787,719	$683,684
Transaction and other fees	1,765	95	2,900	2,201

Total Expenses	5,603,209	376,097	15,790,619	685,885

Net investment loss	(5,603,209)	(376,097)	(15,790,619)	(685,885)

Net realized and change in unrealized gain (loss) on investments
Net realized loss from digital assets	(16,578,868)	(786,440)	(18,281,783)	(2,951,448)
Net change in unrealized appreciation or (depreciation) from digital assets	228,264,339	10,159,517	386,291,060	17,880,074

Net realized and change in unrealized gain on investments	211,685,471	9,373,077	368,009,277	14,928,626

Net increase (decrease) in shareholders’ equity (net assets) resulting from operations	$206,082,262	$8,996,980	$352,218,658	$14,242,741

See accompanying notes to comparative financial statements (unaudited).

Bitwise 10 Crypto Index Fund
Statement of Changes in Net Assets (Unaudited)
For the three months ended September 30, 2021 and 2020

	Investor Class		Institutional Class		Total Fund
	Shares	Net Assets	Shares	Net Assets	Shares	Net Assets
Shares/Net Assets, July 1, 2020	5,332,580.00	$43,057,945	—	$—	5,332,580.00	$43,057,945
Subscriptions	864,081.00	8,689,640	—	—	864,081.00	8,689,640
Net increase (decrease) in shareholders’ equity (net assets) resulting from operations	—	8,996,980	—	—	—	8,996,980
Withdrawals	(69,708.00)	(654,369)	—	—	(69,708.00)	(654,369)

Shares/Net Assets, September 30, 2020	6,126,953.00	$60,090,196	—	$—	6,126,953.00	$60,090,196

Net Asset Value per Share, September 30, 2020		$9.81		$—

	Investor Class		Institutional Class		Total Fund
	Shares	Net Assets	Shares	Net Assets	Shares	Net Assets
Shares/Net Assets, July 1, 2021	20,115,535.00	$696,877,179	—	$—	20,115,535.00	$696,877,179
Subscriptions	40,296.00	1,658,315	—	—	40,296.00	1,658,315
Net increase (decrease) in shareholders’ equity (net assets) resulting from operations	—	206,082,262	—	—	—	206,082,262

Shares/Net Assets, September 30, 2021	20,155,831.00	$904,617,756	—	$—	20,155,831.00	$904,617,756

Net Asset Value per Share, September 30, 2021		$44.88		$—

See accompanying notes to comparative financial statements (unaudited).

Bitwise 10 Crypto Index Fund
Statement of Changes in Net Assets (Unaudited)
For the
nine
months ended September 30, 2021 and 2020

	Investor Class		Institutional Class		Total Fund
	Shares	Net Assets	Shares	Net Assets	Shares	Net Assets
Shares/Net Assets, December 31, 2019	274,134.01	$17,379,774	66,652.64	$4,271,813	340,786.65	$21,651,587
Transfers	(23,454.60)	(1,880,156)	23,180.81	1,880,156	(273.79)	—
Conversion	3,440,958.19	7,692,382	(95,346.28)	(7,692,391)	3,345,611.91	(9)
Subscriptions*	2,527,716.06	26,005,342	5,994.85	400,000	2,533,710.91	26,405,342
Net increase (decrease) in shareholders’ equity (net assets) resulting from operations	—	13,063,469	—	1,179,272	—	14,242,741
Withdrawals*	(92,400.66)	(2,170,615)	(482.02)	(38,850)	(92,882.68)	(2,209,465)

Shares/Net Assets, September 30, 2020	6,126,953.00	$60,090,196	—	$—	6,126,953.00	$60,090,196

Net Asset Value per Share, September 30, 2020		$9.81		$—

	Investor Class		Institutional Class		Total Fund
	Shares	Net Assets	Shares	Net Assets	Shares	Net Assets
Shares/Net Assets, December 31, 2020	15,132,240.00	$373,240,438	—	$—	15,132,240.00	$373,240,438
Subscriptions	5,023,591.00	179,158,660	—	—	5,023,591.00	179,158,660
Net increase (decrease) in shareholders’ equity (net assets) resulting from operations	—	352,218,658	—	—	—	352,218,658

Shares/Net Assets, September 30, 2021	20,155,831.00	$904,617,756	—	$—	20,155,831.00	$904,617,756

Net Asset Value per Share, September 30, 2021		$44.88		$—

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

See accompanying notes to comparative financial statements (unaudited).

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

(unaudited)

1. Organization
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
The Trust’s principal investment objective is to invest in a portfolio of broad-based cryptocurrencies that tracks the Bitwise 10 Large Cap Crypto Index (the “Index”), which is administered by Bitwise Index Services, LLC (the “Index Provider”), an affiliate of the Sponsor. The Trust rebalances monthly alongside the Index to stay current with changes.
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

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

(unaudited)

2. Significant Accounting Policies
Basis of Presentation
The comparative financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 946, Financial Services—Investment Companies.
The accompanying comparative financial statements are unaudited, but in the opinion of management of the Sponsor
,
contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the fin
a
ncial position of the Trust as of September 30, 2021 and December 31, 2020 and the results of operations for the three and nine months ended September 30, 2021 and 2020. These interim financial statements should be read in conjunction with the Trust’s annual report on Form 10 for the year ended December 31, 2020. Interim period results are not necessarily indicative of results for a full-year period.
U.S. GAAP contains no authoritative guidance related to the accounting for digital assets. As a result, transactions of digital assets have been accounted for analogizing to existing accounting standards that management believes are appropriate to the circumstances. There can be no certainty as to when the FASB or other standards setters will issue accounting standards for digital assets, if at all.
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

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

(unaudited)

Investments and Valuation
The Trust’s investments in digital assets are stated at fair value. For a further discussion of the Trust’s calculations of valuation, please see “Fair Value Calculations” in the footnote below. Digital assets are generally valued using prices as reported on reputable and liquid exchanges and may involve utilizing an average of bid and ask quotes using closing prices provided by such exchanges as of the date and time of determination (described below). Factors such as the recent stability of the exchange, current liquidity of the exchange, and recent price activity of an exchange will be considered as to the determination of which exchanges to utilize. The time used is 16:00 ET which corresponds to 20:00 UTC during Daylight Savings Time and 21:00 UTC during non-Daylight
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
The Trust regularly receives “airdrops” of new digital assets. The use of airdrops is generally to promote the launch and use of new digital assets by providing a small amount of such new digital assets to the private wallets or exchange accounts that support the new digital asset and that hold existing related digital assets. Unlike hard forks, airdropped digital assets can have substantially different blockchain technology that has no relation to any existing digital asset, and many airdrops may be without value. The Trust records receipt of airdropped digital assets when received if there is value to the Trust in doing so. Digital assets received from airdrops have no cost basis and the Trust recognizes unrealized gains equal to the fair value of the new digital asset received.

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

(unaudited)

Fair Value Calculations
For all periods through the nine-month period ended September 30, 2021, the Net Asset Value (NAV) per share, the NAV of the Trust, and the fair valuations for each Portfolio Crypto Asset were calculated by the Trust’s administrator in reliance on the fair value of each portfolio crypto asset based on the Bitwise Crypto Asset Price, which the Sponsor is and has been responsible for calculating. The Sponsor has provided this price to the administrator, and the administrator uses this price (multiplied by the Trust’s holdings) for each asset to determine the fair value of the Trust’s assets. The administrator then subtracts the Trust’s liabilities to determine the Trust’s NAV. The administrator then divides this value by the Trust’s shares outstanding in order to determine the NAV per share. As a result of the Sponsor’s responsibility in this regard, any errors, discontinuance or changes in such valuation calculations may have had or may have an adverse effect on the value of the Shares. The Sponsor instituted this valuation policy in order to generate fair value estimates as a result of its determination that U.S. GAAP contains no authoritative guidance related to the accounting for digital assets and because it determined that such policy was in the best interest of shareholders, as it would avoid misstatements in valuation of the assets potentially arising from deviations in pricing across the digital asset market, and because of the fragmented nature of the digital asset trading ecosystem. As a result, management applied this valuation technique which it determined to be appropriate given the circumstances.
Following the filing of its June 30, 2021 Form 10, the Sponsor conducted a complete review of its process for determining fair valuation in the presentation of its financial statements and calculation of NAV. In this process, the Sponsor evaluated whether or not the identification of a principal market for each of the Trust’s assets for valuation purposes, during each period for which the Trust created and had audited its financial statements, would have created a material difference in the Trust’s estimated fair value or assets. In conjunction, the Sponsor began to consider a change in valuation policy for the fair valuation of cryptocurrencies held in the Trust. As a result, effective August 31, 2021, the Sponsor has developed a process for the determination of a principal market for each asset based on this consideration.
The process that the Sponsor has developed for identifying a principal market, as described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)
820-10,
which outlines the application of fair value accounting, was to begin by identifying publicly available, well-established and reputable cryptocurrency exchanges selected by the Sponsor and its affiliates in their sole discretion, currently including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini and Poloniex, and th
e
n calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 16:00 ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.
In conducting this review, the Sponsor also retroactively applied this process for identifying a principal market to the prior periods of reported financial results, including the fiscal years ended 2018, 2019 and 2020 and for the six-month period ended June 30, 2021, to determine whether or not any material or significant differences would have resulted from the application of a different valuation policy in the creation of each financial statement (e.g., comparing the fair value prices determined using the existing and previous valuation methodology to the hypothetical fair value prices using an identified principal market for each asset) and to consider whether management’s use of the previous valuation policy would have created any material departures from a valuation policy of identifying a principal market.

1
2

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

(unaudited)

The Sponsor’s results conclude that there were no material or significant differences in valuation or to the financial statements as previously presented when using the policy of identifying a principal market described above as compared to the previous valuation methodology for any period since the Trust commenced operations, as the average difference in valuation pr
i
ces was in all cases less than 0.05% or five one hundredths of one percent for each asset for each period measured, and that such differences are determined to be immaterial in all cases by the Sponsor.
The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the period ending September 30, 2021.

Asset	Principal Market Price	Principal Market
Cardano (ADA)	$2.10	Coinbase
Bitcoin cash (BCH)	$497.46	Coinbase
Ethereum (ETH)	$2,992.38	Coinbase
Chainlink (LINK)	$23.51	Coinbase
Polygon (MATIC)	$1.12	Coinbase
Solana (SOL)	$139.25	Coinbase
Uniswap (UNI)	$22.89	Coinbase
Bitcoin (BTC)	$43,529.16	Coinbase
Stellar Lumens (XLM)	$0.28	Coinbase
Litecoin (LTC)	$151.61	Coinbase
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
The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2021, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities.
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

1
3

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

(unaudited)

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement. The following summarizes the Trust’s assets accounted for at fair value at September 30, 2021.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$—	$906,503,532	$—	$906,503,532

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2020.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$—	$374,017,545	$—	$374,017,545

During the nine months ended September 30, 2021 and the twelve months ended December 31, 2020 there were no transfers into or out of any levels of the fair value hierarchy.
4. Risk Factors
Digital Assets
Digital assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Digital asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At September 30, 2021 and December 31, 2020, no digital assets and $759,000 reside on exchanges, respectively.

1
4

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

(unaudited)

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
Digital Asset Regulation
As digital assets have grown in popularity and market size, various countries and jurisdictions have begun to develop regulations governing the digital assets industry. To the extent that future regulatory actions or policies limit the ability to exchange digital assets or utilize them for payments, the demand for digital assets will be reduced. Furthermore, regulatory actions may limit the ability of end-users
to convert digital assets into fiat currency (e.g., U.S. dollars) or use digital assets to pay for goods and services. Such regulatory actions or policies could result in a reduction of demand, and in turn, a decline in the underlying digital asset unit prices.
The effect of any future regulatory change on the Trust or digital assets in general is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Trust’s investments in digital assets.
Custody of Digital Assets
Coinbase Custody Trust Company, LLC (the “Custodian”) serves as the Trust’s Custodian for digital assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At September 30, 2021 and December 31, 2020, digital assets of approximately $906,504,000 and $373,259,000 are held by the Custodian, respectively.
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
Control of Private Keys
Digital assets are controllable only by the possessor of a unique private cryptographic key controlling the address in which the digital asset is held. The theft, loss or destruction of a private key required to access a digital asset is irreversible, and such private keys would not be capable of being restored by the Trust. The loss of private keys relating to digital wallets used to store the Trust’s digital assets could result in the loss of the digital assets and an investor could incur substantial, or even total, loss of capital. At September 30, 2021 and December 31, 2020, no digital assets are held in private wallets.

1
5

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

(unaudited)

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

1
6

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

(unaudited)

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

1
7

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

(unaudited)

The Trust generally accepts initial and additional subscriptions (a) weekly on Wednesdays, (b) the first Business Day after any Wednesday on which banks in the State of California are closed for business and (c) at such other times as the Sponsor may determine in its sole discretion.
Subscriptions received in advance at September 30, 2021 and December 31, 2020 represent amounts received in 2021 and 2020 with effective dates after September 30, 2021 and December 31, 2020, respectively.
In-Kind
Subscriptions
The Sponsor may, at its sole discretion, accept digital assets
(“In-Kind
Investments”) in lieu of, or in addition to, cash as payment for investment in the Trust. Such
In-Kind
Investments are valued using the same digital asset prices as per the Trust’s valuation policy at any given valuation date as of 16:00 ET on the date of the subscription. For the periods January 1, 2021 to September 30, 2021 and January 1, 2020 to September 30, 2020, the Trust accepted
In-Kind
Investments from the Shareholders of $95,459,698 and $15,708,466 respectively. For the quarter ended September 30, 2021, the Trust issued 4,445 Shares in exchange for In-Kind Investments of 4 BTC and 8 ETH.
Withdrawals
In connection with the Trust seeking approval for the quotation of its Shares on OTCQX, the Trust halted the withdrawal program on October 7, 2020. Upon receipt of regulatory approval and approval by the Sponsor, the Trust may offer a withdrawal program in the future.
Prior to October 7, 2020, each Shareholder could have requested a withdrawal of any Shares attributable to any subscription as of the first weekly withdrawal time, which was Wednesday at 5 p.m. PT that banking institutions were open for business in the State of California. Withdrawals were permitted on the 12 month anniversary of the date on which the attributable subscription was made; provided that, a Shareholder could have, in its discretion, resigned all or a portion of Shares prior to the 12 month anniversary on a withdrawal date after the payment of a 3% early withdrawal fee to the Trust and subject to all other resignation restrictions. Withdrawal requests once made were irrevocable and must have been communicated in writing to the Administrator by 2 p.m. PT on the Monday prior to the desired weekly withdrawal.
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

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

(unaudited)

7. Related Party Transactions
The Trust considers the Sponsor, its directors and employees to be related parties of the Trust. In consideration for the management services to be provided to the Trust, the Sponsor will receive from the Trust a management fee (the “Management Fee”) payable monthly, in advance prior to May 31, 2020, and in arrears effective June 1, 2020.
Prior to May 1, 2020, the monthly Management Fee was equal to (a) 1/12 th
of 2.0% (2.0% per annum) of the net asset value of each Member’s capital account balance, for subscriptions greater than or equal to $1 million, and (b) 1/12 th
of 2.5% (2.5% per annum) of the net asset value of each Member’s capital account balance, for subscriptions less than $1 million. Effective May 1, 2020, all Shareholders in the Trust are charged a Management Fee of 2.5% per annum.
The Sponsor may, in its discretion, waive, reduce or rebate the Management Fee with res
p
ect to any Shareholder or group of Shareholders (which group may, but need not, include all Shareholders), including affiliates of the Sponsor; provided that such waiver, reduction or rebate shall not increase the Management Fee payable in respect of any other Shareholder.
For the periods January 1, 2021 to September 30, 2021 and January 1, 2020 to September 30, 2020, the Investor Class was charged Management Fees of $15,787,719, and $637,394, respectively, and the Institutional Class was charged Management Fees of $0 and $46,290, respectively, of which $1,888,555 and $125,205 remained payable as of September 30, 2021 and 2020, respectively.
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

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

(unaudited)

9. Financial Highlights
The following presents the financial highlights for the periods ended September 30, 2021.

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Per Share Performance (for a share outstanding throughout the period)	Investor Class	Investor Class
Net asset value per share at beginning of period	$34.64	$24.67

Net income:
Net realized and change in unrealized gain on investments (1)	10.52	21.01
Net investment loss (1)	(0.28)	(0.80)

Net income	10.24	20.21

Net asset value per share at end of period	$44.88	$44.88

Total return	29.55%	81.96%

Supplemental Data
Ratios to average net asset value Expenses (2)	2.50%	2.50%

Net investment loss	(2.50)%	(2.50)%

Net assets at end of period	$904,617,756	$904,617,756

Average net assets (2)	$894,363,936	$840,257,471

Portfolio turnover	4.91%	9.78%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder’s return and ratios may vary based on the timing of capital transactions. Ratios have been annualized for the periods ended September 30, 2021; total returns and portfolio turnover have not been annualized.

(1)
Net investment loss per share is calculated by dividing the net investment loss by the average number of shares outstanding during the period. Net realized and change in unrealized gain on investments is a balancing amount necessary to reconcile the change in net asset value per share with the other per share information.

(2)	Based on the average of month-end net assets

2
0

Bitwise 10 Crypto Index Fund
Notes to Comparative Financial Statements

(unaudited)

The following presents the financial highlights for the periods ended September 30, 2020.

	Three months ended September 30, 2020	Nine months ended September 30, 2020	Nine months ended September 30, 2020
Per Share Performance (for a share outstanding throughout the period)	Investor Class	Investor Class	Institutional Class
Net asset value per share at beginning of period (3)	$8.07	$6.34	$64.09

Net income: (3)
Net realized and change in unrealized gain on investments (1)	1.80	3.62	17.10
Net investment loss (1)	(0.06)	(0.15)	(0.51)

Net income	1.73	3.47	16.59

Net asset value per share at end of period	$9.81	$9.81	$80.68 (2)

Total return	21.46%	54.58%	25.89%

Supplemental Data
Ratios to average net asset value Expenses (4)	2.51%	2.28%	0.90%

Net investment loss	(2.51)%	(2.28)%	(0.90)%

Net assets at end of period	$60,090,196	$60,090,196	$—

Average net assets (4)	$59,981,663	$37,850,582	$5,848,346

Portfolio turnover	1.14%	6.22%	6.22%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder’s return and rat
i
os may vary based on the timing of capital transactions. Ratios have been annualized for the periods ended September 30, 2020; total returns and portfolio turnover have not been annualized.

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
(3)
With respect to the per share performance of the Investor Class, the net asset value per share at the beginning of the period, as well as net income per share for the periods ended September 30, 2020, were calculated based on a conversion rate of 10 per share (as disclosed in the statement of changes in net assets).

(4)	Based on the average of month-end net assets
10. Subsequent Events
During the period
October 1, 2021 to November 8, 2021, subscriptions

of $5,100,005 were made to the Trust.
The Sponsor has
evaluated subsequent events through November 8, 2021, the

date the financial statements were available to be issued, and has determined that there are no other subsequent events that require disclosure.

2
1

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
The Trust’s principal investment objective is to invest in a portfolio (“
Portfolio
”) of cryptocurrencies (each, a “
Portfolio Crypto Asset
” and collectively, “
Portfolio Crypto Assets
”) that tracks the Bitwise 10 Large Cap Crypto Index (the “
Index
”) as closely as possible with certain exceptions determined by the Sponsor in its sole discretion. In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, airdrops, staking, emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent.
The Trust believes that it has met its principal investment objective. As of September 30, 2021, there was a correlation of 99.84% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“
NAV
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
The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share through September 30, 2021.

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share through September 30, 2021.

Results of Operations
Financial Information for the Three and Nine Months ended September 30, 2021 and 2020
The following table sets forth statements of operations data for the three and nine months ended September 30, 2021 and 2020.
Statement of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expenses
Management fees	$5,601,444	$376,002	$15,787,719	$683,684
Transaction and other fees	1,765	95	2,900	2,201

Total Expenses	5,603,209	376,097	15,790,619	685,885

Net investment loss	(5,603,209)	(376,097)	(15,790,619)	(685,885)

Net realized and change in unrealized gain (loss) on investments
Net realized loss from digital assets	(16,578,868)	(786,440)	(18,281,783)	(2,951,448)
Net change in unrealized appreciation or (depreciation) from digital assets	228,264,339	10,159,517	386,291,060	17,880,074

Net realized and change in unrealized gain on investments	211,685,471	9,373,077	368,009,277	14,928,626

Net increase (decrease) in shareholders’ equity (net assets) resulting from operations	$206,082,262	$8,996,980	$352,218,658	$14,242,741

Comparison of the three-month periods ended September 30, 2021 and 2020
The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:
Management fees
The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. Management fees for the three months ended September 30, 2021 were $5,601,444 compared to management fees for the three months ended September 30, 2020 of $376,002. This change was due to an increase in the Trust’s net asset value due to an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedule of Investments” below).
Net realized loss from digital assets
Net realized loss from digital assets for the three months ended September 30, 2021 was a loss of $16,578,868 compared to net realized loss from digital assets for the three months ended September 30, 2020 of a loss of $786,440. This change was due to fluctuations in the value of the Portfolio Crypto Assets.
For the three-month period ended September 30, 2021, the Trust recorded net realized losses from sales of Bitcoin and Filecoin of approximately $8,101,667 and $6,130,828, respectively, among the gains and losses realized in smaller amounts from the sale of other portfolio crypto assets. These sales were made as a result of rebalancing activity, sales of portfolio crypto assets to raise money to pay the management fee, and general fund management.
For the three-month period ended September 30, 2020, the Trust recorded net realized losses from sales of Bitcoin and Nexalt of approximately $65,419 and $721,021, respectively, and also recorded losses in smaller amounts from the sale of other portfolio crypto assets. These sales were made as a result of rebalancing activity, sales of portfolio crypto assets to raise money to pay the management fee, and general fund management.
Net change in unrealized appreciation or depreciation from digital assets
Net change in unrealized appreciation from digital assets for the three months ended September 30, 2021 was $228,264,339 compared to net change in unrealized appreciation from digital assets for three months ended September 30, 2020 of a gain of $10,159,517. The primary factors for the change were a increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedule of Investments” below) and new Shareholder subscriptions.
For the three-month period ended September 30, 2021 the Trust recorded net unrealized appreciation from digital assets of Bitcoin and Ethereum of approximately $121,242,999 and $58,307,745, respectively, among the unrealized gains and losses in smaller amounts of other portfolio crypto assets.
For the three-month period ended September 30, 2020 the Trust recorded net unrealized appreciation from digital assets of Bitcoin and Ethereum of approximately $5,797,936 and $2,689,862, respectively, among the unrealized gains and losses in smaller amounts of other portfolio crypto assets.
Net increase (decrease) in shareholders’ equity (net assets) resulting from operations
The Trust’s Net increase (decrease) in shareholders’ equity (net assets) resulting from operations for the three-month period ended September 30, 2021 was a gain of $206,082,262 compared to a gain in Net increase (decrease) in shareholders’ equity (net assets) resulting from operations of $8,996,980 for the three-month period ended September 30, 2020. The primary factor that impacted 2021 Net increase (decrease) in shareholders’ equity (net assets) resulting from operations compared to 2020 Net increase (decrease) in shareholders’ equity (net assets) resulting from operations was a large change in net realized and change in unrealized gain on investments from a net gain of $211,685,471 in 2021 compared to a net gain of $9,373,077 in 2020. The primary factors for the change were an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedule of Investments” below) and new Shareholder subscriptions.

Comparison of the nine-month periods ended September 30, 2021 and 2020
The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:
Management fees
Management fees for the nine months ended September 30, 2021 were $15,787,719 compared to management fees for the nine months ended September 30, 2020 of $683,684. This change was due to an increase in the Trust’s net asset value due to an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedule of Investments” below) and new Shareholder subscriptions.
Net realized loss from digital assets
Net realized loss from digital assets for the nine months ended September 30, 2021 was a loss of $18,289,121 compared to net realized loss from digital assets for the nine months ended September 30, 2020 of a loss of $2,951,448. This change was due to transactions and fluctuations in the value of the Portfolio Crypto Assets.
Net change in unrealized appreciation or depreciation from digital assets
Net change in unrealized appreciation from digital assets for the nine months ended September 30, 2021 was $386,291,060 compared a change in unrealized appreciation from digital assets $17,880,074 at September 30, 2020. The primary factors for the change were an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedule of Investments” below) and new Shareholder subscriptions.
Net increase resulting from operations
The Trust’s net increase resulting from operations for the nine-month period ended September 30, 2021 was $352,218,658 compared to $14,242,741 as of September 30, 2020. The primary factor that impacted 2021 net increase resulting from operations compared to 2020 net increase resulting from operations was a large change in net realized and change in unrealized gain on investments from a net gain of $368,009,277 in 2021 to a net gain of $14,928,626 in 2020. The primary factors for the change were an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedule of Investments” below) and new Shareholder subscriptions.
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
In-Kind
Investments are valued using the same digital asset prices as per the Trust’s valuation policy at any given valuation date as of 16:00 ET on the date of the subscription. Once an
In-Kind
Investment has been delivered to the Trust in connection with a subscription funding requirement, an investor cannot cancel its subscription regardless of the valuation established for the in-kind
contribution. For the period January 1, 2021 to September 30, 2021, the Trust accepted
In-Kind
Investments from Shareholders of $95,459,698. For the quarter ended September 30, 2021, the Trust issued 4,445 Shares in exchange for
In-Kind
Investments of 4 BTC and 8 ETH.
The Trust values
in-kind
contributions to the Trust using the same valuation methodology that it uses to calculate the Trust’s NAV on the day of the subscription. A contribution in-kind
will be valued, in dollar terms, using the same prices for each digital asset that are used to value the assets in the Trust on that day, and that value is divided by the Trust’s per-share
NAV as calculated on that day in order to calculate the number of Shares purchased by the Subscriber in the transaction. The Trust has not made any in-kind
distributions or liquidated a Shareholder’s
pro-rata
distribution in order to reduce additional regulatory costs of the Shareholders for any period presented. The goal of the conversion of either dollars (cash) or digital assets accepted to the Trust in-kind
is to leave the portfolio in a position where its holdings and weightings are closely representative of the constituents and weightings of the Trust’s benchmark index. This process requires the use of quantitative portfolio management techniques to compare the Trust’s existing holdings and weightings, plus the new net assets of the Trust after accounting for the incoming dollars (cash) and /or digital assets received in-kind,
to the constituents and weightings of the index in order to calculate the amounts and quantities of each digital asset to purchase (or sell) in order to bring the Trust’s portfolio into a position that its holdings and weightings are closely representative of the holdings and weightings of the Trust’s benchmark index The Trust then has at its disposal multiple venues to acquire and dispose of digital assets, including trading venues (known as exchanges), direct trading counterparties (known as “OTC desks”), and trading technology solutions that aggregate liquidity from multiple trading venues. Trade execution and portfolio management is dynamic and complex. The Sponsor must exercise judgement, take into account recent experience and market conditions, as well as the size of the trades being executed, settlement procedures at each venue, types of assets and their availability on such platforms prior to determining on which venue to execute each trade. The Sponsor attempts to purchase or sell each asset in each instance at a price that is close to the price used for calculating the Trust’s NAV (and the Index’s daily price for which the time used is 16:00 ET), while also minimizing market impact and reducing operational and settlement risk. There is no guarantee that the Sponsor will be able to trade digital assets at or near the benchmark price, and there are a number of other factors aside from price slippage that inform best practices in trade execution.
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
Value of Portfolio Crypto Assets
As described in the Risk Factors set out in the Form 10 filed with the SEC on April 23, 2021, the prices of the various Portfolio Crypto Assets held by the Trust are subject to extreme volatility. This volatility had a significant impact on the value of the Portfolio Crypto Assets as of the nine months ended September 30, 2021 compared to September 30, 2020 and year-end
2020.
As shown below in the “
Schedules of Investments
,” aside from the change in value of Portfolio Crypto Assets, the increase in total investments in digital assets from January 1, 2021 to September 30, 2021 was due primarily to an increase of 2,041.8853 units of Bitcoin and an increase of 19,948.0277 units of Ethereum, in addition to the number of units invested in the additional cryptocurrencies that comprise the Portfolio Crypto Assets, purchased in connection with Shareholder subscriptions for Shares, partially offset by the sale of various Portfolio Crypto Assets to pay the Management Fee.
Shareholder Subscriptions and Redemptions
During the period from July 1, 2021 to September 30, 2021, Shareholders subscribed for approximately 40,296 Shares and, as of September 30, 2021, each Share had an average net asset value of $44.88. During the same period, Shareholders redeemed zero Shares. As a result, there were approximately 20,155,831 Shares outstanding as of September 30, 2021.
During the period from January 1, 2021 to September 30, 2021, Shareholders subscribed for approximately 5,023,591 Shares and, as of September 30, 2021, each Share had an average net asset value of $44.88. During the same period, Shareholders redeemed zero Shares. As a result, there were approximately 20,155,831 Shares outstanding as of September 30, 2021.

Schedules of Investments
The following provides details on the Portfolio Crypto Assets that comprise the Trust’s assets.
As of September 30, 2021 (Unaudited)

	Units	Fair Value	Percentage of Shareholders’ Equity
Investments in digital assets, at fair value
Bitcoin	12,826.0334	$558,306,460	61.72%
Ethereum	80,004.7646	239,404,658	26.46
Cardano	21,999,661.9684	46,276,289	5.12
Other		62,516,125	6.91
Total investments in digital assets, at fair value (cost $376,551,286)		$906,503,532	100.21%
As of September 30, 2021, Bitcoin represented 61.59% of the total Portfolio Crypto Assets held by the Trust, Ethereum represented 26.41%, and Cardano represented 5.10% while the remaining 6.90% of the Portfolio Crypto Assets were comprised of Bitcoin Cash, Chainlink, Polygon, Solana, Uniswap, Stellar Lumens, and Litecoin.
Historical Portfolio Crypto Asset Prices
Effective August 31, 2021, the Trust identifies publicly available, well-established and reputable cryptocurrency exchanges selected by the Sponsor and its affiliates in their sole discretion, currently including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 16:00 ET for each asset. For valuation purposes, the Trust then utilizes the 16:00 ET price from the highest volume exchange for each asset. Prior to August 31, 2021, the Trust calculated a composite reference price daily by averaging across all prices from select trading venues weighted by their
60-minute
trade volume. The list of exchanges which were used in order to calculate the daily reference prices included Poloniex, Binance, Bittrex, Kraken, Bitstamp, itBit, Gemini, Coinbase and BitFlyer.
The following provides an overview of the prices of the Portfolio Crypto Assets that comprised the majority of the Trust’s assets during the Nine-Months Ended September 30, 2021.
Nine-Months Ended September 30, 2021
1

Crypto Asset	Average	High	Date	Low	Date	End of Period	Date
Bitcoin	$44,556.14	$63,485.01	4/15/2021	$29,264.11	1/1/2021	$43,548.70	9/30/2021

Ethereum	$2,330.60	$4,092.11	5/12/2021	$730.67	1/1/2021	$2,993.54	9/30/2021

Litecoin	$184.95	$372.05	5/11/2021	$108.92	7/20/2021	$151.69	9/30/2021

Chainlink	$26.80	$50.50	5/9/2021	$11.46	1/2/2021	$23.52	9/30/2021

Bitcoin Cash	$621.38	$1,465.41	5/6/2021	$338.22	1/2/2021	$497.57	9/30/2021

Stellar Lumens	$0.37	$0.72	5/11/2021	$0.12	1/2/2021	$0.28	9/30/2021

Uniswap	$24.36	$43.40	5/5/2021	$4.71	1/2/2021	$22.90	9/30/2021

Cardano	$1.40	$2.99	9/3/2021	$0.17	1/2/2021	$2.10	9/30/2021

Polygon	$0.81	$2.56	5/18/2021	$0.02	1/2/2021	$1.12	9/30/2021

Solana	$41.92	$194.90	9/8/2021	$1.71	1/2/2021	$139.29	9/30/2021

1	For the avoidance of doubt, this table is for illustrative purposes only, and was not calculated using the Fund’s new Fair Valuation Methodology as implemented on August 31, 2021 and described herein.

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
U.S. GAAP contains no authoritative guidance related to the accounting for digital assets. As a result, transactions of digital assets have been accounted for analogizing to existing accounting standards that management believes are appropriate to the circumstances. There can be no certainty as to when the FASB or other standards setters will issue accounting standards for digital assets, if at all.
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
The Trust regularly receives “airdrops” of new digital assets. The use of airdrops is generally to promote the launch and use of new digital assets by providing a small amount of such new digital assets to the private wallets or exchange accounts that support the new digital asset and that hold existing related digital assets. Unlike hard forks, airdropped digital assets can have substantially different blockchain technology that has no relation to any existing digital asset, and many airdrops may be without value. The Trust records receipt of airdropped digital assets when received if there is value to the Trust in doing so. Digital assets received from airdrops have no cost basis and the Trust recognizes unrealized gains equal to the fair value of the new digital asset received.
The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the period ending September 30, 2021.

Asset	Principal Market Price as of September 30, 2021	Principal Market
Cardano (ADA)	$2.10	Coinbase
Bitcoin cash (BCH)	$497.46	Coinbase
Ethereum (ETH)	$2,992.38	Coinbase
Chainlink (LINK)	$23.51	Coinbase
Polygon (MATIC)	$1.12	Coinbase
Solana (SOL)	$139.25	Coinbase
Uniswap (UNI)	$22.89	Coinbase
Bitcoin (BTC)	$43,529.16	Coinbase
Stellar Lumens (XLM)	$0.28	Coinbase
Litecoin (LTC)	$151.61	Coinbase

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
The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2021, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities.
Change in Holding Period
On September 16, 2021, the Trust filed an
8-K
notifying Shareholders that, on September 20, 2021, the applicable holding period for the Shares would change, because the Trust would have been subject to the reporting requirements of Section 13 under the Exchange Act for a period of 90 days. As a result, beginning September 20, 2021, a minimum six-month
holding period began to apply to all Shares purchased from the Trust, including all shares purchased prior to March 20, 2021, in addition to other restrictions that may be required by Rule 144. Prior to that date, pursuant to Rule 144, Shareholders that subscribed directly for Shares of the Trust had been subject to a minimum one year holding period. Rule 144(d)(1)(i) sets a six-month
holding period for securities sold by an issuer that has been subject to the reporting requirements under section 13 or 15(d) of the Exchange Act for a period of at least 90 days.
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

Period	Shares Offered	Shares Sold	No. of Purchasers	Avg. Price Per Share	High Price Per Share	Date	Low Price Per Share	Date
Three months ended March 31, 2021	Unlimited	4,647,510	404	$40.00	$50.98	3/31/21	$27.42	1/4/21
Six months ended June 30, 2021	Unlimited	4,983,295	566	$42.92	$60.38	5/11/21	$27.42	1/4/21
Nine Months ended September 30, 2021	Unlimited	5,023,591	602	$42.81	$60.38	5/11/21	$27.42	1/4/21

Item 3.
Defaults Upon Senior Securities
None.

Item 4.
Mine Safety Disclosures
Not applicable.

Item 5.
Other Information
None.

Item 6.
Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

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

Bitwise Investment Advisers, LLC as Sponsor of Bitwise 10 Crypto Index Fund (BITW)

By:	/s/ Hunter Horsley
	Name:	Hunter Horsley
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Paul Fusaro
	Name:	Paul Fusaro
	Title:	Title: President (Principal Financial Officer and Principal Accounting Officer)*
Date: November 10, 2021

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.