Form 10-K
period 2021-12-31
Bitwise 10 Crypto Index Fund
filed 2022-03-11
CIK 1723788

rtra

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-56270

Bitwise 10 Crypto Index Fund

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3002349
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 Montgomery Street, Suite 600

San Francisco, CA 94111

(Address of Principal Executive Offices, including zip code)

(415) 968-1843

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Bitwise 10 Crypto Index Fund (BITW) Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $694,122,517 million, computed by reference to the closing sale price of the registrant’s common stock on the OTCQX, on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

Number of shares of the registrant’s common stock outstanding as of March 10, 2022: 20,241,947.

i

Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Bitwise 10 Crypto Index Fund (BITW) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report on Form 10-K that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust's business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust's expectations include, but are not limited to:

•
the extreme volatility of trading prices that many Crypto Assets, including Bitcoin, have experienced in recent periods and may continue to experience, which could have a material adverse effect on the value of the Shares of the Trust;
•
the recentness of the development of Crypto Assets and the uncertain medium-to-long term value of the Shares due to a number of factors relating to the capabilities and development of Blockchain technologies and to the fundamental investment characteristics of Crypto Assets;
•
the value of the Shares depending on the acceptance of Crypto Assets and Blockchain technology, a new and rapidly evolving industry;
•
the unregulated nature and lack of transparency surrounding the operations of Blockchain technologies, cryptocurrencies, and digital assets, which may adversely affect the value of Portfolio Crypto Assets and the Shares;
•
the limited history of the Index;
•
risks related to the COVID-19 outbreak, which could negatively impact the value of the Trust’s holdings and significantly disrupt its operations;
•
the possibility that the Shares may trade at a price that is at, above or below the Trust’s NAV Per Share as a result of the non-current trading hours between OTCQX and markets for the Portfolio Crypto Assets;
•
regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies that may affect the value of the Shares or restrict the use of one or more Crypto Assets, Mining activity or the operation of their networks or the markets for the Portfolio Crypto Assets in a manner that adversely affects the value of the Shares;
•
changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) that could adversely impact the value of the Shares;
•
the possibility that the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Trust or the Sponsor and also result in decreased liquidity for the Shares;

•
regulatory changes or interpretations that could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust;
•
potential delays in mail reaching the Sponsor when sent to the Trust at its registered office;
•
possible requirements for the Trust to disclose information, including information relating to investors, to regulators;
•
potential conflicts of interest that may arise among the Sponsor or its affiliates and the Trust;
•
the potential discontinuance of the Sponsor’s continued services, which could be detrimental to the Trust;
•
the Custodian’s possible resignation or removal by the Sponsor; and
•
additional risk factors discussed in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the SEC.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report on Form 10-K refer to the Sponsor acting on behalf of the Trust.

Glossary

This glossary highlights some of the industry and other terms used elsewhere in this Annual Report on Form 10-K but is not a complete list of all the terms used herein. Each of the following terms has the meaning set forth below:

“Airdrops” – mean a method to promote the launch and use of new digital assets by providing a small amount of such new digital assets to the private wallets or exchange accounts that support the new digital asset and that hold existing related digital assets.

“Bitcoin” or “BTC” – means a type of Crypto Asset based on an open-source cryptographic protocol existing on the Bitcoin network, comprising one type of the Crypto Assets underlying the Trusts’ Shares.

“Blockchain” – means the public transaction ledger of a Crypto Asset’s network on which transactions are recorded.

“Consensus Algorithm” – means the algorithm at the heart of the Blockchain system that enforces that all ledgers converge over time.

“Crypto Assets” – means a digital asset designed to work as a medium of exchange wherein individual coin ownership records are stored in a ledger, a computerized database using cryptography to secure transaction records, to control the creation of additional coins and to verify the transfer of coin ownership.

“Crypto Asset Network” – means the online, end user to end user network hosting the public transaction ledger, known as the Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Crypto Asset’s network.

“Crypto Asset Exchanges” – means a dealer market, a brokered market, principal to principal market or exchange market on which Crypto Assets are bought, sold, and traded.

“Custodial Account” – means a segregated custody account to store private keys, which allow for the transfer of ownership or control of the Trust’s Portfolio Crypto Assets, on the Trust’s behalf. Under the Custodian Agreement, the Custodian controls and secures the Trust’s Custodial Account.

“Custodian Fee” – means an annualized fee charged monthly that is a percentage of the Trust’s monthly assets under custody.

“Custodial Services” – means the services provided by the Custodian including, (i) allowing Portfolio Crypto Assets to be deposited from a public Blockchain address to the Trust’s Custodial Account and (ii) allowing the Trust or Sponsor to withdraw Portfolio Crypto Assets from the Trust’s Custodial Account to a public Blockchain address the Trust or Sponsor controls.

“Custodian” – means Coinbase Custody Trust Company, LLC. On behalf of the Trust, the Custodian holds the Portfolio Crypto Assets.

“DEX” – means “decentralized” exchange, where there is no central facilitator of trade and trading rules.

“Eligible Crypto Assets” – means those Crypto Assets that track the Bitwise 10 Large Cap Crypto Index.

“Emissions” – mean regular awards provided to holders of Crypto Assets in the form of Crypto Asset grants, and often in the form of the “gas” that powers transactions on the relevant Crypto Asset Network.

“Extraordinary Expenses” – means expenses outside of the Trust’s normal business operations which includes, but is not limited to, any non-customary costs and expenses including indemnification and extraordinary costs of the Administrator and Auditor, costs of any litigation or investigation involving Trust activities, and financial distress and restructuring and indemnification expenses.

“Hard Fork” – occurs when there is a change in the set of rules governing a Blockchain that makes it more restrictive than the previous set of rules in place.

“Index” – means the Bitwise 10 Large Cap Crypto Index.

“Index Components” – mean the Index is comprised of the top 10 coins selected and weighted by inflation adjusted market capitalization.

“Index Provider” – means Bitwise Index Services, LLC, an affiliate of the Trust that is controlled by the same parent entity as the Sponsor. The Index Provider administers the Index.

“Market-Capitalization Weighted” – means the top 10 cryptocurrencies in the Bitwise 10 Crypto Index are selected and held in proportion to their valuation.

“Miners” – means stakeholders that help process transactions and ensure that the distributed ledgers that make up a Blockchain network stay consistent with one another.

“Mining” – means the act of solving computational puzzles through which transactions with cryptocurrencies are verified and added to the Blockchain digital ledger in exchange for a Crypto Asset as a reward.

“NAV” – means net asset value.

"NAV of the Trust" – means the sum of the assets and liabilities of the Trust.

“NAV Per Share” – means the NAV of the Trust calculated on a per Share basis.

“Oracles” – means the reliable data source used by a Blockchain application whenever it needs to interact with external data.

“Portfolio Crypto Assets” – means the group of selected cryptocurrencies that are held by the Trust.

“PoS” – means proof-of-stake and is a scheme Miners can operate in to provide the Mining service for the Blockchain network and receive payment. PoS is a newer scheme that tries to avoid the heavy energy consumption that PoW systems typically require. PoS systems require Miners to lock up and put at risk (aka, “stake”) a certain amount of the Crypto Asset associated with a given Blockchain in order to process transactions. These staked assets are lost if a Miner processes a transaction in a way that is fraudulent or violates the rules of the underlying Blockchain.

“PoW” – means proof-of-work and is a scheme Miners can operate in to provide the Mining service for the Blockchain network and receive payment. PoW is the first and most established scheme and involves computers solving complicated cryptographic puzzles that require a substantial amount of energy as a way of securing the network and processing transactions.

"Shareholders" – means holders of common units of fractional undivided beneficial interest of the Trust.

“Soft Fork” – occurs when there is a change in the set of rules governing a Blockchain that makes it less restrictive than the previous set of rules in place.

v

part i.

Item 1. Business.

History of the Trust and the Shares

The Bitwise 10 Crypto Index Fund (the “Trust”) is a Delaware Statutory Trust that issues common units of fractional undivided beneficial interest (“Shares”), which represent ownership in the Trust. The Trust’s current standing in Delaware is active. The Trust was formed by the filing of a Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act (the “DSTA”) and the adoption of a Trust Agreement (the “Trust Agreement”). The Trust operates pursuant to the Trust Agreement.

Bitwise Investment Advisers, LLC is the Sponsor of the Trust (the “Sponsor”). Bitwise Asset Management, Inc. (“Bitwise”), the parent company of the Sponsor maintains a corporate website, www.bitwiseinvestments.com, which contains general information about the Trust and the Sponsor. The reference to the Bitwise website is an interactive textual reference only, and the information contained on the Bitwise website shall not be deemed incorporated by reference herein.

The Trust had previously issued Shares, which represented common units of fractional undivided beneficial interest in, and ownership of, the Trust, on a periodic basis to certain “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act. Shares purchased directly from the Trust are restricted securities that may not be resold except in transactions exempt from registration under the Securities Act and state securities laws and any such transaction must be approved in advance by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act and any other applicable laws have been met. Any attempt to sell Shares without the approval of the Sponsor in its sole discretion will be void ab initio. The Shares are quoted on OTCQX Best market (the "OTCQX") under the ticker symbol “BITW.” Shares that have become unrestricted in accordance with Rule 144 under the Securities Act may trade on OTCQX. On November 18, 2021, the Sponsor closed sales of Shares directly from the Trust, pursuant to its rights under Sections 5 and 6 of the Trust Agreement. At this time, the Sponsor has no plans to reopen such sales.

The Trust’s principal investment objective is to invest in a portfolio (“Portfolio”) of cryptocurrencies (each, a “Portfolio Crypto Asset” and collectively, “Portfolio Crypto Assets”) that tracks the Bitwise 10 Large Cap Crypto Index (the “Index”) as closely as possible with certain exceptions determined by the Sponsor in its sole discretion, as described more fully below in the section entitled “—Business of the Trust.” In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, Airdrops, Emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent.

The Trust believes that it has met its principal investment objective, however, because the Trust does not operate a redemption program for the Shares, because the holding period required under Rule 144 for the sale of the Shares purchased from the Trust, and because the Trust may from time to time halt Share subscriptions, there can be no assurance that the value of the Shares will reflect the value of the Trust’s NAV Per Share, and the Shares may trade at a substantial premium over, or a substantial discount to, the value of the Trust’s NAV Per Share, and as such, there can be no assurance that an investor will achieve a return on investment that tracks the performance of the Index. As of December 31, 2021, there was a correlation of 99.95% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“NAV”) of the Shares, that to date the Shares traded on the secondary market have not closely tracked the NAV of the Shares and that the market price of the Shares has been and may continue to be significantly above or below the net asset value per share (“NAV Per Share”). However, the Trust does not have control over an investor’s ability to achieve a return on investment that tracks the performance of the Index. The trading price of the Shares is determined by the market, and at times the Shares will trade at a premium or a discount to the NAV Per Share). Regardless of the Trust or Sponsor’s methods of managing the underlying portfolio, the price an investor will pay on the secondary market could differ significantly from the NAV Per Share. The Trust does not seek to track the performance of the trading of Shares on the secondary market and the trading price of Shares. The price an investor will pay on the secondary market may be significantly different from the NAV Per Share. Furthermore, under Regulation M, the Trust, as the issuer of the Shares, is not legally permitted to take the types of actions that might help to reconcile the NAV Per Share and the market price per Share.

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

The following chart shows the percentage of Premium/(Discount) of the Shares as quoted on OTCQX and the Trust’s NAV.

BITW Premium/(Discount): BITW Share Price
vs. NAV per Share (%)
700%
600%
500%
400%
300%
200%
100%
0%
-100%
12/9/2020
12/18/2020
12/27/2020
1/5/2021
1/14/2021
1/23/2021
2/1/2021
2/10/2021
2/19/2021
2/28/2021
3/9/2021
3/18/2021
3/27/2021
4/5/2021
4/14/2021
4/23/2021
5/2/2021
5/11/2021
5/20/2021
5/29/2021
6/7/2021
6/16/2021
6/25/2021
7/4/2021
7/13/2021
7/22/2021
7/31/2021
8/9/2021
8/18/2021
8/27/2021
9/5/2021
9/14/2021
9/23/2021
10/2/2021
10/11/2021
10/20/2021
10/29/2021
11/7/2021
11/16/2021
11/25/2021
12/4/2021
12/13/2021
12/22/2021
12/31/2021

Market Price and NAV per Share
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
12/9/2020
12/18/2020
12/27/2020
1/5/2021
1/14/2021
1/23/2021
2/1/2021
2/10/2021
2/19/2021
2/28/2021
3/9/2021
3/18/2021
3/27/2021
4/5/2021
4/14/2021
4/23/2021
5/2/2021
5/11/2021
5/20/2021
5/29/2021
6/7/2021
6/16/2021
6/25/2021
7/4/2021
7/13/2021
7/22/2021
7/31/2021
8/9/2021
8/18/2021
8/27/2021
9/5/2021
9/14/2021
9/23/2021
10/2/2021
10/11/2021
10/20/2021
10/29/2021
11/7/2021
11/16/2021
11/25/2021
12/4/2021
12/13/2021
12/22/2021
12/31/2021
NAV per Share
Market Price (OTCQX, 4:00 PM)

From December 9, 2020 to December 31, 2021, the Shares of BITW traded at an average premium, based on closing prices at 4:00 pm ET, and estimated, un-audited, NAV Per Share of 45%. During that same period, the highest premium was 649% on December 16, 2020, and the lowest premium was 0.27% on August 4, 2021. During that same period, the highest discount was -28.28% on November 23, 2021, and the lowest discount was -0.09% on September 24, 2021. Given the lack of an ongoing redemption program and the holding period under Rule 144, there is no arbitrage mechanism to keep the Shares closely linked to the value of the Trust’s underlying holdings which may continue to have an adverse impact on investments in the Shares.

The following chart shows a comparison of the cumulative returns of the Index compared to the NAV of the Trust:

Cumulative Returns: Bitwise 10 Large Cap Crypto Index vs. Bitwise 10 Crypto Index Fund (NAV per Share) through Decemeber 31, 2021

700.00%
600.00%
500.00%
400.00%
300.00%
200.00%
100.00%
0.00%
-100.00%
11/22/2017
12/22/2017
1/21/2018
2/20/2018
3/22/2018
4/21/2018
5/21/2018
6/20/2018
7/20/2018
8/19/2018
9/18/2018
10/18/2018
11/17/2018
12/17/2018
1/16/2019
2/15/2019
3/17/2019
4/16/2019
5/16/2019
6/15/2019
7/15/2019
8/14/2019
9/13/2019
10/13/2019
11/12/2019
12/12/2019
1/11/2020
2/10/2020
3/11/2020
4/10/2020
5/10/2020
6/9/2020
7/9/2020
8/8/2020
9/7/2020
10/7/2020
11/6/2020
12/6/2020
1/5/2021
2/4/2021
3/6/2021
4/5/2021
5/5/2021
6/4/2021
7/4/2021
8/3/2021
9/2/2021
10/2/2021
11/1/2021
12/1/2021
12/31/2021
Bitwise 10 Large Cap Crypto Index
Bitwise 10 Crypto Index Fund

Emerging Growth Company Status

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things:

•
provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or
•
comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise.

The Trust will cease to be an “emerging growth company” upon the earliest of (i) it having $1.0 billion or more in annual revenues, (ii) it becoming a “large accelerated filer,” as defined in Rule 12b-2 of the Exchange Act, (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust has chosen not to “opt out” of such extended transition period, and as a result, the Trust will take advantage of such extended transition period.

Business Development

The Trust has not been in, and is not in the process of, any bankruptcy, receivership or any similar proceeding since its inception.

Other than the conversion of the Trust from a Delaware limited liability company into a Delaware Statutory Trust, the Trust has not undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets since its inception.

The Trust has not experienced any default of the terms of any note, loan, lease, or other indebtedness or financing arrangement requiring the Trust to make payments since its inception.

The Trust has not experienced any change of control since its inception.

The Trust has only one class of outstanding equity securities. The Trust has experienced increases of more than 10% of the Shares since inception of the Trust (September 18, 2017). The Trust is a Delaware statutory trust that has no limit on the number of Shares that can be issued.

Other than the conversion of the Trust from a Delaware limited liability company into a Delaware Statutory Trust and the associated share split, there are no past or pending share splits, dividends, recapitalizations, mergers, acquisitions, spin-offs, or reorganizations since the Trust’s inception.

There has not been any delisting of the Shares by any securities exchange or deletion from the OTC Bulletin Board.

Competitive Business Conditions

The digital asset industry is rapidly developing, and there are significant uncertainties with respect to the development, acceptance, and success of the digital networks underlying the Portfolio Crypto Assets. See “Item 1A. Risk Factors—Risks Related to Cryptocurrencies—The further development and acceptance of the cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies, which represents a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate” for additional information. While the digital assets that are Portfolio Crypto Assets have enjoyed some acceptance and use in their limited history, it is possible that other Crypto Assets may grow more rapidly in acceptance and adoption for use as compared to Portfolio Crypto Assets, and while the Index may, over time, change to include more successful Crypto Assets, the Index may not capture the growth in value of more rapidly growing Crypto Assets.

Business of the Trust

The Sponsor expects the market price of the Shares to fluctuate over time in response to the market prices of Portfolio Crypto Assets. In addition, because the Shares reflect the estimated accrued but unpaid expenses of the Trust, the number of Portfolio Crypto Assets represented by a Share will gradually decrease over time as the Trust’s Portfolio Crypto Assets are used to pay the Trust’s expenses.

The Trust’s Portfolio Crypto Assets are held by Coinbase Custody Trust Company, LLC (the “Custodian“) on behalf of the Trust. The Trust’s Portfolio Crypto Assets are transferred only in the following circumstances: (i) sales made in connection with monthly rebalancing in order to more closely track the Index, (ii) sales to pay expenses of the Trust, (iii) sales on behalf of the Trust in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation, and (iv) transfers to pursue Airdrops, forks, Emissions, or other similar network events as deemed necessary by the Sponsor. Each delivery or sale of Portfolio Crypto Assets for purposes of rebalancing the Trust’s Portfolio Crypto Assets to track the Index will be a taxable event for Shareholders. See “Certain U.S. Federal Income Tax Considerations.” See “Item 1A. Risk Factors—Risks Related to Cryptocurrencies—The Sponsor may experience loss or theft of its Portfolio Crypto Assets during the transfer of Portfolio Crypto Assets from the Custodian to the Sponsor or to Crypto Asset trading venues.” In addition, each sale of Portfolio Crypto Assets by the Trust to pay the expenses of the Trust will be a taxable event for Shareholders.

The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and the Sponsor believes that the Trust is not required to register under the Investment Company Act. See “Item 1A. Risk Factors—Risks Related to Regulatory and Compliance” and “—Overview of Government Regulation” for additional information. In addition, the Trust will not hold or trade in commodity futures contracts or other derivative contracts regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodities Future Trading Commission (the “CFTC”). The Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading adviser in connection with the operation of the Trust.

The Trust has no fixed termination date. The Trust is a passive entity with no operations, and no employees. The Sponsor administers and manages the Trust as described below. The Trust has not at any time been a “shell company.” The Trust and the Sponsor have entered into a limited, non-exclusive, revocable license agreement with Bitwise Index Services, LLC (the “Index Provider”), an affiliate of the Trust that is controlled by the same parent entity as the Sponsor, at no cost to the Trust or the Sponsor allowing the Trust to use the Index for the purpose of using as the benchmark index for the Trust (the “License Agreement”).

Activities of the Trust

The Trust seeks to make it easier for an investor to invest in the cryptocurrency market as a whole, without having to pick specific tokens, manage a portfolio, or constantly monitor ongoing news and developments. Although the Shares will not be the exact equivalent of a direct investment in cryptocurrencies, they provide investors with an alternative that constitutes a relatively cost-effective, professionally managed way to participate in cryptocurrency markets.

The Trust notes that an indirect investment in digital assets through Shares may operate and perform differently from a direct investment in digital assets, and such differences may include, among other things: the holding period under Rule 144 for the resale of the Shares purchased from the trust, the risk that the Shares may trade at a substantial premium over or a substantial discount to the NAV Per Share, the risk that over time the number of Portfolio Crypto Assets represented by a Share will gradually decrease as the Portfolio Crypto Assets are used to pay the Trust’s expenses, the ability to invest in Shares via an investor’s equity retirement accounts such as a 401(k) or individual retirement account, which do not provide the ability to invest directly in cryptocurrencies; the convenience of not having to open and maintain a cryptocurrency wallet; the potential ability to participate in decentralized finance (“DeFi”) protocols including governance, voting, staking assets and lending assets; and the ability of an investor to rely on the Bitwise Crypto Index Committee (the “Committee”) to choose the Portfolio Crypto Asset composition and balance of the assets. To date, the only DeFi protocol that the Trust has participated in, including governance, voting, staking assets, lending assets and liquidity provisions, was in staking Tezos. The Index has not participated in any other DeFi protocols, including governance, voting and lending assets. To the extent that the Trust participates in any decentralized finance protocols, the Trust anticipates only participating in such protocols where the Trust has made a direct investment in the relevant decentralized finance digital asset. While the Trust currently does not participate in any staking activities, it may in the future engage in further staking activities if the Trust deems such activity to be in the best interests of shareholders.

In addition, the Trust must pay certain expenses which would not be charged for a direct investment in digital assets, including a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month.

In furtherance of its objective, the activities of the Trust include: (i) issuing Shares in exchange for subscriptions, (ii) selling or buying Portfolio Crypto Assets in connection with monthly rebalancing, (iii) selling Portfolio Crypto Assets as necessary to cover the Management Fee (as defined below) and/or any Organizational Expenses (as defined below), (iv) causing the Sponsor to sell Portfolio Crypto Assets upon any potential future termination of the Trust, and (v) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement, and the Custodian Agreement (as defined below). In addition, the Trust may engage in any lawful activity necessary or desirable in order to facilitate these activities, provided that such activities do not conflict with the terms of the Trust Agreement.

Digital assets are purchased from approved counterparties that include exchanges, electronic trading systems that seek liquidity from multiple trading venues, and market making firms known as “over the counter” or “OTC” desks ("OTC Desks") with the goal of purchasing digital assets at or near the prices used to calculate the Trust's NAV Per Share and used to calculate the Index while also seeking to minimize execution slippage compared to the benchmark price while simultaneously promoting operational risk management and efficient management of the Trust’s assets.

The Trust does not utilize a single principal market to convert digital assets to U.S. dollars and to purchase digital assets. The Sponsor evaluates counterparties, trading venues, and execution tools on an ongoing basis. The Trust utilizes multiple venues to acquire and dispose of digital assets, including trading venues (known as exchanges), OTC Desks, and trading technology solutions that aggregate liquidity from multiple trading venues. The Sponsor exercises judgment to determine on which venue to trade.

Calculation of Valuation

For all periods through the quarterly period ended June 30, 2021, the NAV Per Share, the NAV of the Trust, and the fair valuations for each Portfolio Crypto Asset were calculated by the Trust's Administrator in reliance on the fair value of each Portfolio Crypto Asset based on a blended average approach for calculating the price of a digital asset (the "Blended Bitwise Crypto Asset Price"), which the Sponsor was responsible for calculating. The Sponsor provided this price to the Administrator, and the Administrator used this price (multiplied by the Trust’s holdings) for each asset to determine the fair value of the Trust’s assets. The Administrator then subtracted the Trust’s liabilities to determine the Trust’s NAV. The administrator then divided this value by the Trust’s shares outstanding in order to determine the NAV Per Share. As a result of the Sponsor’s responsibility in this regard, any errors, discontinuance or changes in such valuation calculations may have had an adverse effect on the value of the Shares. The Sponsor instituted this valuation policy in order to generate fair value estimates because it determined that such policy was in the best interest of Shareholders, as it would avoid misstatements in valuation of the assets potentially arising from deviations in pricing across the digital asset market, and because of the fragmented nature of the digital asset trading ecosystem. As a result, management applied this valuation technique which it determined to be appropriate given the circumstances.

Following the filing of its Form 10, the Sponsor conducted a complete review of its process for determining fair valuation in the presentation of its financial statements and calculation of NAV. In this process, the Sponsor evaluated whether or not the identification of a principal market for each of the Trust’s assets for valuation purposes, during each period for which the Trust created and had audited its financial statements, would have created a material difference in the Trust’s estimated fair value or assets. In conjunction, the Sponsor determined to undertake a change in valuation policy for the fair valuation of cryptocurrencies held in the Trust. As a result, the Sponsor developed a revised process for the determination of a principal market for each asset based on this consideration and disclosed and implemented this change in valuation policy and accounting policy prior to the creation of financial statements for the period ending September 30, 2021. The Blended Bitwise Crypto Asset Price is no longer used for any calculations by the Trust, including NAV Per Share, NAV of the Trust or fair valuations for any Portfolio Crypto Asset.

The process that the Sponsor developed for identifying a principal market, as described in Financial Accounting Standards Board Accounting Standards Codification 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well-established and reputable cryptocurrency exchanges selected by the Sponsor and its affiliates in their sole discretion, including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

In the process of its review, the Sponsor also retroactively applied this process for identifying a principal market to the prior periods of reported financial results, including the fiscal years 2018, 2019 and 2020, to determine whether or not any material or significant differences would have resulted from the application of a different valuation policy in the creation of each financial statement (e.g., comparing the fair value prices determined using the existing and previous valuation methodology to the hypothetical fair value prices using an identified principal market for each asset) and to consider whether management’s use of the existing valuation policy would have created any material departures from a valuation policy of identifying a principal market.

As set out in more detail in the tables in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies—Investments and Valuation—Calculation of Valuation,” the Sponsor’s results conclude that there are no material or significant differences in valuation or the financial statements as presented when using the policy of identifying a principal market described above as compared to the existing valuation methodology for any period since the Trust commenced operations, as the average difference in valuation prices was in all cases less than 0.05% or five one hundredths of one percent for each asset for each period measured, and that such differences are immaterial in all cases.

Statements, Filings, and Reports

The Trust endeavors to comply with all reporting obligations required of companies with a class of securities registered under the Exchange Act, including timely filing Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other customary filings.

Shareholders can expect to receive annual audited financial statements for the Trust and any applicable tax reports (e.g., Schedules K-1) from the Sponsor. The Sponsor or the Administrator (as defined below) expect to issue Schedules K-1 directly to Shareholders that hold Shares or the custodian of such Shares, as applicable, for each taxable year or portion thereof.

The Trustee will make elections, file tax returns and prepare, disseminate and file tax reports, as advised by the Sponsor, the Trust’s counsel or accountants or as required by any applicable statute, rule or regulation.

Investment strategy

The Trust holds a Portfolio that generally tracks the Index. The Index is administered by Bitwise Index Services, LLC, an affiliate of the Sponsor (the “Index Provider”). The Trust rebalances monthly alongside the Index to stay current with changes. The Sponsor strives to minimize tracking error (e.g., divergence between the performance of the Trust and the Index) by managing costs and price slippage during trade execution, and holding the assets in the Index.

The Sponsor has the discretion, when possible and prudent, to take advantage of incidental opportunities to generate additional returns in excess of the Index that arise from the Portfolio Crypto Assets held by the Trust through, for example, Airdrops, staking, Emissions, forks, lending or similar network events and activities, if the Sponsor determines that any such activities are in the best interest of the Trust and its shareholders. The Sponsor does not consider these activities inconsistent with its investment objective to invest in a portfolio to track the Index or inconsistent with its disclosure that the Trust is managed as a passive investment vehicle. Accrual of additional returns through such activities may offset fees and fund expenses and allow the Trust to track the performance of the Index more closely. If the Sponsor accepts and liquidates Airdrops, Emissions, Hard Forks, or engages in staking, it will apply fair value to the assets received as described in the section “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies—Investments and Valuation.”

The Trust seeks to track the Index, and, therefore, to the extent that a Network Distribution Event, defined as an event that offers additional opportunities to engage with a Blockchain network and generate additional capital, occurs and such Network Distribution Event impacts the composition of the Index, the Trust will undertake its usual rebalancing process. The policies of the Index in regard to Network Distribution Events are described below in “—Overview of the Index—Summary of the Index Methodology—Index Methodology.”

It is possible that a Network Distribution Event could occur that may result in an opportunity for the Trust to generate additional returns, such as if an asset that the Trust already held were to do an Airdrop that resulted in the Trust obtaining a different asset. If that were to occur, the Trust may seek to utilize the Network Distribution Event in such a way as to benefit the Shareholders of the Trust. For example, the Trust may choose to sell an Airdropped asset and return the proceeds to the Shareholders.

Price and Cost Slippage

On days when the Sponsor accepts subscriptions, the Sponsor aggregates the dollar value of subscriptions into the Trust and uses quantitative portfolio management techniques to compare the Trust’s existing holdings and weightings to the constituents and weightings of the index in order to calculate the amounts and quantities of each digital asset to purchase. On days when the Sponsor rebalances the Trust’s portfolio in order to pursue its investment objective of tracking the benchmark index, the Sponsor uses quantitative portfolio management techniques to compare the Trust’s existing holdings and weightings to the new and updated constituents and weightings of the index in order to calculate the amounts and quantities of each digital asset to purchase so that the Trust’s holdings and weightings will, after trade execution, be closely aligned with the constituents and weightings of the benchmark index. In each case, the Sponsor has at its disposal multiple venues to acquire and dispose of digital assets, including trading venues (known as exchanges), OTC Desks, and trading technology solutions that aggregate liquidity from multiple trading venues.

Trade execution and portfolio management is dynamic and complex, and the Sponsor must exercise judgement, assess multiple factors including recent experience and market conditions, as well as the size of the trades, settlement procedures at each venue, types of assets that need to be executed, as well as their availability on such platforms, prior to determining the best venue to execute each trade. The Sponsor attempts to purchase or sell each asset in each instance at a price that is close to the price used for calculating the Trust's NAV (and the Index’s daily price) at 4:00 pm ET, while also minimizing market impact and reducing operational and settlement risk. The Trust may choose to algorithmically execute a trade over time (for example, to execute a trade while only participating in a certain amount of volume), to execute a trade using a market order (e.g., purchasing or selling a digital asset immediately at whatever price the entire order can be filled at), or by putting multiple OTC Desks into competition to provide the best price possible for a given amount and quantity of a digital asset. Often, OTC Desks may be able to provide better prices than trading venues, and can also streamline and minimize operational complexity and settlement risk. There is no guarantee that the Sponsor will be able to trade digital assets at or near the benchmark price, as there are a number of other factors aside from price slippage that inform best practices in trade execution, and market conditions change rapidly. Such factors include, but are not limited to, reputation of the trading venue, availability and support of personnel and coverage at the trading venue, settlement consistency or procedures, availability of assets and coin coverage, understanding of market dynamics, and perceived, disclosed, or reported regulatory compliance of the platform.

Staking Activities

The Index does not engage in staking. To the extent that the Trust participates in staking activity, such activity varies across protocols. If the Trust decides to pursue staking activities that require Portfolio Crypto Assets to be restricted within a protocol for a specific period of time, the Trust may be unable to rebalance its holdings in accordance with the monthly rebalancing of the Index. The inability of the Trust to rebalance in accordance with the Index could cause deviations between the Trust and the Index, and such deviations could create performance differences between the Trust and the Index. If the Trust was unable to rebalance its holdings in accordance with the monthly rebalancing of the Index, the Trust would include this information on its website, as the current Portfolio and any relevant information regarding the Portfolio is always provided on the Trust's website. However, the Trust does not believe that at present its staking activities would affect its ability to rebalance its holdings on a monthly basis, as its staking activity is extremely limited, and the Trust does not currently have plans to significantly expand such activity.

Staking activity may require withdrawals of its Portfolio Crypto Assets by the Sponsor in order venues in order to make certain types of trades or to deposit certain Portfolio Crypto Assets within various protocols. While the ability to gain temporary control of even a portion of the Portfolio Crypto Assets is restricted to a limited number of authorized personnel of the Sponsor, once the Custodian processes the transaction, the Sponsor has the ability to send the withdrawn Portfolio Crypto Assets to the delivery address of trading counterparties or trading venues. During any such transfer, the Portfolio Crypto Assets may be vulnerable to security breaches, including hacking and other efforts to obtain the Portfolio Crypto Assets, as well as the risk that while Portfolio Crypto Assets are under the Sponsor’s control, an employee of the Sponsor could access and obtain the Portfolio Crypto Assets. Some of these attempts to obtain the Portfolio Crypto Assets may be successful, and the Sponsor may lose some or all of the transferred Portfolio Crypto Assets. In addition, Portfolio Crypto Assets transferred to exchanges or other trading venues or protocols, such as smart-contracts that facilitate staking or other reward-generating activity, are subject to increased risk of loss or theft due to reliance on the security procedures of the trading venue or protocol (when the Portfolio Crypto Assets are no longer in the custody of the Custodian) or the risk of the smart-contract operating appropriately, and because the same withdrawal procedures required by the Custodian, which are designed to reduce the risk of error or theft, may not be required by trading venues. Portfolio Crypto Assets transferred for the purposes of lending, staking, or participating in other network activities are subject to increased risk of loss, theft, or technological complication that could result in the loss of Portfolio Crypto Assets in their entirety.

The Trust records receipt of staking rewards when they are received if there is value to the Trust in doing so. Digital assets received from staking rewards have no cost basis and the Trust recognizes unrealized gains equal to the fair value of the new digital asset received. To date, the only Crypto Asset that the Trust has staked was Tezos, which was part of the Index and the Trust’s Portfolio Crypto Assets from April 12, 2019 until February 26, 2021, when the coin’s market capitalization declined and made it ineligible to be included in the Index. During 2020, the Trust participated in staking activities with Tezos which required the Trust to post certain digital assets for a period of time to a “stakepool” and vote on certain items on the staking platform, in return for collecting the staking reward. The amount of rewards received from this activity was de minimis, and the Sponsor participated on behalf of the Trust due to the fact that the Trust’s Custodian was able to facilitate the process while retaining custody and safekeeping of the Trust’s Tezos while participating in the staking process. The Trust has not participated in any staking or reward generation activity other than with respect to Tezos in 2020. The Trust received $2,139 in total staking rewards in 2020 from its Tezos staking activities. These rewards were treated as investment income in the Trust’s audited financial statements for the fiscal year ended December 31, 2020 and December 31, 2021. While the Trust currently does not participate in any staking activities, it may in the future engage in further staking activities if the Trust deems such activity to be in the best interest of shareholders. If the Trust makes material changes to its staking policy in the future, it will disclose such changes on Form 8-K.

Overview of the Digital Asset Industry

Digital or Crypto Assets are bearer assets whose ownership is secured by cryptographic protocols and incentives that operate on a network of computers. Crypto Assets are intended to allow for storage and transfer without the need of a trusted intermediary and therefore they have the potential to challenge and disrupt many areas of the financial market, including traditional systems of value storage, value transfer, governance, and other important applications.

The first Crypto Asset, Bitcoin, was initially proposed in 2008 and launched in 2009 by a pseudonymous software developer, or group of software developers, under the name “Satoshi Nakamoto.” In the ensuing years, the number of Crypto Assets has increased dramatically. Well-known Crypto Assets currently include Bitcoin, Ethereum, Bitcoin Cash, and Litecoin. Many other Crypto Assets exist, and additional, new Crypto Assets are likely to emerge in the future.

Crypto Assets are traded on trading venues around the world, as well as in over-the-counter and peer-to-peer markets. Crypto Assets can be converted to fiat currencies or into other digital assets at rates determined by supply and demand on these markets. Derivative investment products, including futures, options, and swaps contracts, are also available that allow investors to build sophisticated investment and trading strategies focused around the most prominent Crypto Assets.

The number and diversity of market participants and companies operating in the Crypto Asset space has also increased dramatically over the past years. Currently, there is a wide range of companies that provide services related to Crypto Assets to retail investors. These include companies focused on providing trading venues, custody, investment funds, payment services, and others. More recently, companies focused on institutional investors, which have been increasingly more active in the space, have created or expanded their offerings. Products and services catered to the institutional market include institutional-grade custody and trading services, lending and collateral management, and prime brokerage.

The ownership of Crypto Assets is recorded in a digital ledger or database, called a Blockchain. Blockchains differ from traditional databases in that they are designed not to be controlled by any single party, but rather, to be maintained by a distributed network of computers, each of which maintains and updates its own copy of the ledger. Each participant in this network is heavily incentivized to process transactions according to a set of predetermined rules and to keep its ledger consistent with the rest of the network over time.

The exact method with which each Blockchain network processes and records transactions can, and usually does, vary from Blockchain to Blockchain. There are myriad architectural decisions participants either implicitly or explicitly agree to when they join a certain network, which includes the level of decentralization, privacy, throughput, and other features a network can provide. These decisions usually involve trade-offs and therefore each Blockchain network is typically optimized for specific capabilities, limitations, and target use cases.

As a nascent and fast-changing area, the Crypto Asset market carries significant risks and uncertainty. For instance, many Crypto Assets are still in the infrastructure buildout phase and have not found a dependable use case outside of speculation, and some may never find such a use case. In addition, the regulatory, trading, media, and political environments surrounding Crypto Assets are ever-changing and could evolve in ways that could harm the ecosystem. As an emerging technology, Blockchain and Crypto Assets are not free from technical risks, which include hacking, denial of service or other types of cyberattacks. Additionally, governments, traditional financial services firms, or other actors could work to disrupt the functioning of Blockchains or otherwise slow their growth.

Still, some consider Crypto Assets and Blockchain technology among the most important breakthroughs in computer science in recent decades, and believe they may be used to address multiple large markets in the future.

Typical Stakeholders in Crypto Asset Networks

Designing a Crypto Asset Network is similar to designing a digital economy, and the design of incentive systems that govern the relationship between different groups of stakeholders is sometimes referred to as crypto economics.

The following section provides an overview of the different groups of market participants which are present in most Blockchain networks and constitute much of the crypto economic system.

1.
Miners: Miners are stakeholders that help process transactions and ensure that the distributed ledgers that make up a Blockchain network stay consistent with one another.

Miners are typically compensated for providing this service in large part by algorithmic grants of the Crypto Asset associated with the Blockchain network they are “Mining,” although they may be compensated with transaction fees or in other means as well.

There are multiple schemes Miners can operate under to provide this service and receive this payment, but the two most important are proof-of-work (“PoW”) and proof-of-stake (“PoS”).

•
Proof-of-work is the first and most established scheme and involves computers solving complicated cryptographic puzzles that require a substantial amount of energy as a way of securing the network and processing transactions. The more computing power a Miner dedicates to solving this puzzle the more likely it will be the first to solve the problem and collect the rewards of newly minted Crypto Assets and transaction fees. By piling up computing power over time, transactions become increasingly hard to reverse and eventually can be considered “settled.” PoW is the scheme used by Bitcoin, as well as many other assets. One criticism of PoW systems is the high amount of energy they consume, which may have negative downstream environmental consequences, among other issues.
•
Proof-of-stake is a newer scheme that tries to avoid the heavy energy consumption that PoW systems typically require. PoS systems require Miners to lock up and put at risk (aka, “stake”) a certain amount of the Crypto Asset associated with a given Blockchain in order to process transactions. These staked assets are lost if a Miner processes a transaction in a way that is fraudulent or violates the rules of the underlying Blockchain. Newer Blockchain networks like Tezos and Cardano use PoS and Ethereum is in the process of switching to this new scheme. Concerns with PoS systems include lower security assurances and potential for centralization of the network.
2.
Users: Users are the stakeholders that hold or transfer digital assets, either by participating directly in the network or by delegating this work to third-party service providers.

Users will typically buy and sell Crypto Assets for fiat currencies through dedicated trading venues. In recent years, a robust ecosystem of trading systems has emerged that cater to these investors.

Once in possession of a digital asset, the interaction between users and the rest of the network can fall between two ends of a spectrum:

•
On one end, users can opt to be completely sovereign over their asset holdings and transactions. Such users would typically host a local copy of the entire ledger of transactions and validate every single transaction that takes place in the network by running the protocol software in their own machines. They would also own the private keys that guarantee ownership of their Crypto Assets and embrace the responsibility of keeping them safe. This group tends to be technically savvy and/or attribute high value to holding Crypto Assets independently.
•
On the other end, users can opt to delegate their participation in the network to third-party companies that provide specialized services. Examples of such users include individuals or institutions that delegate the responsibility of keeping their private keys safe to custodians or merchants that use payment processing companies to allow clients to make payments in Crypto Assets. This group tends to use third-party services either due to prioritization of convenience or due to external requirements (regulations, for example).
3.
Developers: Developers are stakeholders that build the protocols and software that both users and Miners need to run in order to participate in the network. Developers are also generally split between two categories depending on the type of software they work in.
•
Protocol developers are involved directly in building the core software that defines how a network works. Most projects adopt the free and open-source software (FOSS) paradigm, which means that the software is free and openly shared so people can voluntarily contribute to its maintenance and improvement. Protocol developers can exert power over the network as they ultimately define which rules it will abide by, but as the software is open-source, users can opt to run any version of the software they see more fit. This keeps the developers’ power over the network in check. Protocol developers are usually highly specialized experts with deep knowledge not only of software development but also in cryptography, computer networking or other subfields of computer science.
•
Application developers use the software built by protocol developers to build applications that will ultimately reach end-users. Such projects might or might not be open-source software. Examples of such projects would be digital wallets, which are designed to allow users to hold Crypto Assets without the complexity of interacting with the underlying protocol.

Overview of the Index

The Index is designed to track the performance of the ten largest Crypto Assets, as selected and weighted by free-float market capitalization. These assets collectively account for more than 75% of the total market capitalization of the Crypto Asset market.

The Index uses a variety of rules to screen out assets that the Committee – the governing body for the Index – believes represent undesirable or uncompensated risks in the market. These rules require, among other things, that Crypto Assets included in the Index are available for custody at a third-party custodian regulated as a federally chartered bank or as a state trust company, and subject to additional screens for security practices, insurance requirements and business practice requirements as determined by the Committee; maintain a certain level of liquidity; are listed on multiple established Crypto Asset trading venues; and more. An additional rule excludes assets that are tethered or pegged to the price of other Crypto Assets.

The Index is reconstituted on a monthly basis at 4:00 pm Eastern Time on the last “business day” of each month. The Index considers a “business day” to be any day that the New York Stock Exchange is scheduled to be open for trading. The Index’s rules are designed and maintained specifically for the Crypto Asset market. For instance, the Index’s rules are designed to capture the value of significant “Hard Forks” of constituent assets, should they occur. A “Hard Fork” occurs when there is a change in the set of rules governing a Blockchain that makes it more restrictive than the previous set of rules in place (conversely, a change that makes the set of rules less restrictive is called a “Soft Fork”). Forks might lead to a split in the network, which would lead to two groups of network participants running different versions of the Blockchain software. The result is two separate Blockchains and two separate and not interchangeable assets. When a fork occurs, the holder of the original Crypto Asset typically ends up with a pro-rata share of the new asset after some period of time. The Index rules govern how the newly forked asset is handled, including whether the asset is retained, liquidated or (if it is of de minimis market value) ignored by the Index.

Summary of the Index Methodology

The following is a materially complete description of the Index methodology (“Index Methodology”). The full Index Methodology is publicly available at https://www.bitwiseinvestments.com/indexes/methodology. Should any material change be made to the Index Methodology that results in a material change to the composition of the Index and, as part of the Trust’s monthly rebalancing process, results in a material change to the composition of the Trust the Trust will notify Shareholders of such material change by filing a Form 8-K with the SEC. The Trust defines a material change as any change of 10% or more to the composition of the Index, and that also results in a corresponding change to the Trust. If not required by applicable law, the Trust may or may not file a Form 8-K with the SEC to disclose changes to the Index Methodology that do not result in a material change.

Purpose of the Index

The purpose of the Index is to track a basket of cryptocurrencies that represents the majority of cryptocurrencies by market capitalization. At its inception on October 1, 2017, the cryptocurrencies in the Index represented about 83% of all cryptocurrencies by market capitalization, and now represent approximately 81% as of December 31, 2021. The Index is comprised of the top 10 coins selected and weighted by free-float-adjusted market capitalization. The Index is rebalanced monthly. Additional eligibility criteria are applied to screen coins for investment feasibility (as defined below), to ensure the integrity of the coins selected to comprise the Index, and to appropriately account for one-off events. As a result, the 10 coins in the Index may not always completely match the top 10 coins on popular websites like CoinMarketCap.com that do not include such screening.

Index Methodology

The Index, designed by the Index Provider, an affiliate of the Sponsor, is comprised of the top ten largest cryptocurrencies in the world based on free-float-adjusted market capitalizations. The market capitalizations of cryptocurrencies are calculated using data sources from multiple publicly available, well-established and reputable cryptocurrency exchanges. The selection of cryptocurrency exchanges used to calculate market capitalization is made by the Committee, as defined below, in its sole discretion. Currently, the list of exchanges used to calculate the value of cryptocurrency in the Index include: BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini and Poloniex.

The market capitalization of a cryptocurrency is calculated by multiplying its price times its free-float-adjusted or “circulating” supply. The proportion of each cryptocurrency in the Index is based on this adjusted market capitalization. Public exchanges used for calculating the Index are selected using criteria which may include factors such as trading volume, availability, regulatory compliance, security, and reliability of real-time price and trade volume information and absence of abnormal withdrawal restrictions of crypto and fiat currencies. Regulatory compliance is defined as the exchange having no public evidence, such as statements by a relevant regulator, that it is not in compliance with the local regulations of the exchange’s domicile, and not being subject to publicly disclosed legal or regulatory action. The Committee monitors company web sites, news flow, social media, and API-level data feeds to determine the regulatory compliance, security and reliability of real-time price and trade volume information and the absence of abnormal withdrawal restrictions of crypto and fiat currencies.

The Index is actively researched and evaluated and, therefore, the Index Methodology’s eligibility criteria, constituents and overall strategy may be adjusted over time. The Index is calculated by the Sponsor and its affiliates on a daily basis and published on the Sponsor’s website. Since the Trust’s investment strategy is to invest its assets to track the Index, a change in Index Methodology or composition will not automatically warrant a notice or consent requirement to Shareholders. Should any material change be made to the Index Methodology that results in a material change to the composition of the Index and, as part of the Trust’s monthly rebalancing process, results in a material change to the composition of the Trust the Trust will notify Shareholders of such material change by filing a Form 8-K with the SEC. The Trust defines material change as any change of 10% or more to the composition of the Index.

To screen, select and weight the top 10 coins, the Index uses a free-float-adjusted market capitalization which is calculated as follows:

(composite price) x (free-float-adjusted or circulating supply)

A coin’s composite price is derived from the real-time price data pulled from multiple exchanges. The individual exchange price data is combined using a trade volume weighting technique. The price on the exchange with more trade volume has more influence on the composite price while the exchange with the price that deviates more from the prices of the other exchanges has less influence on the composite price. This normalization produces a more accurate composited price which is then used in the market capitalization calculation.

In calculating the available supply of a coin, the Index looks at circulating supply. Circulating supply is the best approximation of the number of coins available on public markets. Circulating supply is derived by taking the total number of existing coins from the Blockchain and subtracting the number of coins verifiably burned, locked, or reserved (for example, by a foundation).

The top 10 cryptocurrencies in the Index are selected and held in proportion to their valuation, often referred to as “Market-Capitalization Weighted.”

Composite Price Determination by the Index

Broadly speaking, the intent is to generate a price to reflect the price at which an institutionally oriented investor can trade any given Crypto Asset. This price is called the Index Crypto Asset Price (“Index CAP”). The Index CAP is used solely by the Index and is not used by the Trust or the Sponsor. The default denomination of an Index CAP is the U.S. dollar, and the methodology is as follows:

Calculating Crypto Asset Prices in U.S. Dollars: The Crypto Asset world has two modalities of trading: crypto-to-fiat trading and crypto-to-crypto trading. To create a single unified price for every Crypto Asset, all trading pairs must be standardized to price that asset in a single currency (for the Index, this currency is the U.S. dollar). The steps to do that are listed below in the order that they are followed:

1.
Select Quote Crypto Assets: To avoid circular pricing when standardizing crypto-to-crypto trading pairs, the Committee must select a group of “Quote Crypto Assets.” Quote Crypto Assets are determined on an annual basis at the Committee meeting that precedes the start of a new calendar year.
a.
Quote Crypto Assets are those that:
i.
Have crypto-to-fiat trading on at least two Eligible Crypto Asset trading venues that allow for institutional deposits and withdrawals in a noncapital-controlled fiat currency (an “Eligible Fiat Currency”).
ii.
Are the largest crypto trading pair (measured by trailing 30-day dollar trading volume) for at least one of the top 100 Eligible Crypto Assets in each of the past three months.
iii.
As of December 31, 2021, Quote Crypto Assets were Bitcoin (BTC) and Ethereum (ETH).
2.
Calculate Quote Crypto Assets Index CAPs: Quote Crypto Assets are unique in that the Index only considers fiat-to-crypto trades when calculating their Index CAPs, as the goal is to calculate the fiat-convertible price of Eligible Crypto Assets that have crypto-to-crypto trading pairs.
a.
The Index CAP for a Quote Crypto Asset is calculated as follows:
i.
Aggregate all crypto-to-fiat trading pairs for Eligible Fiat Currencies that take place on Eligible Crypto Asset trading venues, removing any pairs that face withdrawal issues.
ii.
Transform all non-U.S.-dollar fiat trading pairs into U.S. dollar prices using synchronous data from an established foreign exchange reference data provider.

iii.
Calculate the U.S. dollar volume over the previous hour for each crypto-to-fiat trading pair.
iv.
Assign each trading pair a contribution weight based on its share of total dollar trading volume in a given asset over the previous hour.
v.
Multiply the last traded price (adjusted into U.S. dollars) for each trading venue pair by its contribution weight. In the event that no trading price is pulled for a particular trading pair either due to technical reasons or to a lack of trading volume, the Committee may substitute a fair market value estimate for that price or eliminate that price from consideration.
vi.
Sum to find the Index CAP.
3.
Calculate the Index CAP for Non-Quote Crypto Assets: Many crypto assets trade (sometimes exclusively) in pairs with other crypto assets.
a.
The process for translating these crypto-to-crypto pairs along with crypto-to-fiat pairs into an aggregate Index CAP is as follows:
i.
Consider both crypto-to-fiat trading pairs and crypto-to-crypto trading pairs on Eligible Crypto Asset trading venues, excluding any trading venue pairs that have withdrawal issues.
ii.
Exclude all trading pairs that are not denominated in either Eligible Fiat Currencies or Quote Crypto Assets.
iii.
Transform all non-U.S.-dollar fiat trading pairs into U.S. dollars using synchronous foreign exchange data from an established foreign exchange data supplier.
iv.
For Quote Crypto Assets, use the synchronous Index CAP to translate crypto-to-crypto pairs into a crypto-to-U.S.-dollar equivalent. The synchronous Index CAP is used to establish a conversion rate for non-fiat denominated crypto pairs. Non-quote crypto assets are usually priced relative to a Quote Crypto Asset; therefore, the price can be converted into a U.S. dollar price by multiplying by the U.S. dollar Index CAP of the Quote Crypto Asset. For example, a non-quote crypto asset can be priced in Bitcoin, which is a Quote Crypto Asset. Therefore, you would convert the price of the non-quote crypto asset to its price in Bitcoin, and then convert that price to U.S. dollars. In either scenario, the crypto-to-crypto price is converted or "translated" into a crypto-to-U.S. dollar equivalent. This process is similar to how a foreign exchange rate would be used to convert or “translate” a crypto-to-forex price into a crypto-to-U.S. dollar equivalent.
v.
Calculate the U.S. dollar volume for each trading pair and assign each pair a contribution weight based on its share of total U.S. dollar trading volume in a given Crypto Asset over the past hour.
vi.
Multiply the last traded price (adjusted into U.S. dollars) by its contribution weight. Note: In the event that no trading price is pulled for a particular trading pair either due to technical reasons or a lack of trading volume, the Committee may substitute a fair market value estimate for that price or eliminate that price from consideration.
vii.
Sum to find the Index CAP.

Changes in Index Methodology

The Index Methodology is subject to change, though changes are expected to be infrequent and consistent with the Index’s goal of including the most valuable coins that cover the majority of the cryptocurrency market based on market capitalization, while meeting criteria relating to liquidity, access to markets, available pricing, available custody options, and other criteria included within the Index’s rules, which we collectively refer to as meeting an “investment feasibility” standard. See “—Eligibility of Cryptocurrencies” for additional information.

Given the speed at which the Crypto Asset market has been changing over the past few years, some adjustments to the methodology have been made in order for the Index to better reflect its target market. Examples of such changes include the method followed to determine which exchanges or custodians are needed to support a Crypto Asset in order to make it eligible, the method to calculate a Crypto Asset’s free-float-adjusted market capitalization, and the specifics of how to screen out assets for non-compensated regulatory or technical risks.

Since the inception of the Index on October 1, 2017, the Committee approved the following changes to the methodology:

•
Meeting of September, 30, 2020: Adopted a new rule concerning the risk, given present facts and circumstances, of a Crypto Asset being deemed a security under federal securities laws.
•
Meeting of December, 29, 2020: Adopted a change to Rule V.B, which defines the calculation methodology of market capitalization to exclude the five-year inflation adjustment that was in place up until that time.
•
Meeting of January 25, 2021: Adopted an amendment to Rule III.B.3.i.e, the custody rule, to require inclusion of additional factors related to the regulatory standing of approved custodians requiring that such custodians follow industry best practices.
•
Meeting of June 30, 2021: Adopted an amendment to Rule III.B.i.g to state that Crypto Assets will be screened for undue risk “of being in violation of U.S. federal securities laws” rather than being screened for undue risk “of being deemed a security under U.S. federal securities laws.”

Since the Trust’s principal investment objective is to invest in a portfolio of cryptocurrencies that tracks the Index as closely as possible, the Trust relies on the Index Methodology when the Trust determines in which digital assets it should invest. The Trust does not intend for its holdings to deviate from the digital assets as determined by the Index, and the Trust anticipates that such deviation would likely occur only if the Trust was unable to hold a particular digital asset that was included in the Index or if the Trust determined that holding a particular asset would result in significant harm to Shareholders.

Eligibility of Cryptocurrencies

The Index is comprised of the top 10 coins measured by free-float-adjusted market capitalization. The Index is rebalanced monthly. Additional eligibility criteria are applied to screen coins for investment feasibility (as defined below), to ensure the integrity of the coins selected to comprise the Index, and to appropriately account for one-off events. As a result, the 10 coins that comprise the Index may not always completely correlate with the top 10 coins posted on popular websites like CoinMarketCap.com to the extent that such coins do not also meet the Index’s eligibility criteria. The Index will only consider for eligibility cryptocurrencies that satisfy the following conditions as established by the Committee for each coin:

1.
Is a cryptographically secured digital bearer instrument
2.
Has a price that is not pegged to another Crypto Asset, fiat currency, group of those currencies, or hard asset
3.
Is freely traded and can be freely held for the foreseeable future
4.
Trades on two or more Eligible Crypto Asset trading venues, without withdrawal issues specific to that Crypto Asset
5.
Is custodied by a third-party custodian regulated as a federally chartered bank or as a state trust company, and meets additional security practices, insurance requirements and business practice requirements as determined by the Committee. The list of approved custodians is reviewed and updated on an annual basis, or at the discretion of the Committee. As of January 25, 2021, the date that the Committee performed its 2021 annual review of eligible custodians, the list of approved custodians was as follows:
i.
Anchorage
ii.
Bakkt Warehouse

iii.
BitGo
iv.
Coinbase Custody
v.
Fidelity Digital Assets
vi.
Gemini Custody
6.
Has no known security vulnerabilities, including critical bugs, undue exposure to 51% attacks, or other factors, as determined by the Committee.
7.
Does not face undue risk of being in violation of U.S. federal securities laws in the opinion of the Committee, given present knowable facts and circumstances. This is a risk-based assessment that considers whether the digital asset may be deemed a security under U.S. federal securities laws and whether it is subject to regulatory action that may imperil the value of the digital asset. Such assessment does not preclude legal or regulatory action based on the presence of a security. The Committee does not engage in legal analysis of any digital assets or perform any analysis of digital assets based upon any legal standards.

The Committee reviews the following information to make this determination: 1) public information to determine if the SEC, any other US regulatory agency or any court has made any statements regarding the digital asset, 2) public information regarding how the digital asset markets view the digital asset, including whether the digital asset has been listed on entities such as Coinbase or other US exchanges that would have had access to a reasonable amount of information when making their determinations to list the digital asset, 3) public information to undertake reasonable diligence into the structure and technology of the digital asset, including reviewing the digital asset’s whitepaper if available and speaking with the sponsor of the digital asset, and 4) any other information gained from reputable sources that may impact the Committee’s view of digital asset.

Any legal test utilized to determine whether a digital asset is a security would differ from the analysis performed by the Committee. If the Committee adds a digital asset to the Index, but later becomes aware of new information that causes the Committee to revalue the risk profile of such digital asset, the Committee will review such information and determine whether the digital asset should be removed from the Index.

8.
Has traded more than 10% of its free-float-adjusted market capitalization on Eligible Crypto Asset trading venues over the past 30 days.

The following table sets forth all of the digital assets included in the Index as of December 31, 2021, as well as digital assets that were included in the list of the top 10 coins measured by market capitalization on CoinMarketCap.com as of December 31, 2021, but were deemed by the Committee not to satisfy each of the above- described eligibility requirements and were therefore not included in the Index:

Digital Assets	Symbol	Included in / Excluded from Index	If excluded, reason for exclusion
Bitcoin	BTC	Included	—
Ethereum	ETH	Included	—
Binance Coin	BNB	Excluded	Because it does not trade on two or more eligible crypto asset trading venues
Tether	USDT	Excluded	Because it is pegged to a fiat currency
Solana	SOL	Included	—
Cardano	ADA	Included	—
USD Coin	USDC	Excluded	Because it is pegged to a fiat currency
XRP	XRP	Excluded	Because the Committee believes that it may face undue risk of being in violation of U.S. federal securities laws
Terra	LUNA	Excluded	Because it does not trade on two or more eligible crypto asset trading venues
Avalanche	AVAX	Included	—
Polygon	MATIC	Included	—
Algorand	ALGO	Included	—
Litecoin	LTC	Included	—
Chainlink	LINK	Included	—
Bitcoin Cash	BCH	Included	—

To the extent that such coin meets the Index’s eligibility requirements at a future date, it would be considered for inclusion in the Index in connection with a future rebalancing. Assets will lose eligibility and be removed from the Index at the next monthly reconstitution event if they violate any of the listed eligibility requirements for 30 consecutive days. Under extraordinary circumstances, assets may lose eligibility and be removed on a same-day basis by a unanimous vote of the quorum of members of the Committee. Such emergency removals will take place at 4:00 pm ET following the conclusion of the meeting and public posting of that notice on the Sponsor’s web site. In either case, if the Sponsor determines that the change is material (which the Sponsor generally considers to be a change of 10% or more to the Trust or the Index holdings, but in any event, is also determined at the Trust’s discretion) the Sponsor will disclose such change by filing a Form 8-K. The Committee relies on the analysis conducted by the Sponsor as described in “—Overview of Government Regulation.” The Trust, in the Sponsor’s sole discretion, may choose to immediately liquidate its position in any Portfolio Crypto Asset that it determines may be at increased risk of being in violation of U.S. federal securities laws or based on consideration of new public information available regarding the asset. The Sponsor makes its determination using the same process as that used by the Committee as set forth above. In certain circumstances, the Sponsor may cause the Trust to differ from the Index in the coins that it holds if the Sponsor causes the Trust to exclude a coin based on these or similar circumstances, and this may lead to tracking differences between the Trust and the Index.

One-Off Events

The Index has provisions for handling one-off events in a basket cryptocurrency or the cryptocurrency market generally, such as trade suspensions and Hard Forks. One-off events are events that are not expected to occur during the normal functioning of a cryptocurrency network and that significantly impact the operation of the network or the ability for market players to trade in or out of the cryptocurrency. Examples of these are Hard Forks, which can lead to a network split and therefore two versions of the same asset circulating in the market, or significant liquidity reductions, such as in the event of trading suspensions or delistings from exchanges. If new types of important one-off events become common, the Index may adopt additional policies to address them as determined in the sole discretion of the Sponsor. With regard to trade suspensions, if an exchange suspends the trading of a given coin for any reason, the Index may remove that individual exchange from consideration. In the event of delisting of such coin from all public exchanges, then the coin will be removed from the Index during the next rebalancing regardless of what the assumed market capitalization might have been. The Committee may convene ad hoc to consider appropriate actions should there be a sudden and extenuating event.

The Index views Hard Forks similarly to how company spinoffs are viewed in U.S. equity markets. A Hard Fork is when a cryptocurrency is split because portions of the consensus nodes adopt different policies. In such an event, often a private key holder ends up with ownership on both chains. Often there is a primary chain that is adopted by the majority. When a Hard Fork occurs, the forked coin will be held in the Index until the next rebalancing. This embodies the idea that the value of the forked coin stems from that of the original coin. Thus, the Index will hold the two coins as if they were one until the next opportunity to treat them as separate. The new forked coin will then be removed from the Index upon the next rebalancing unless it meets all the eligibility requirements (except the requirement to have a three-month trade history) and has an inflation adjusted market capitalization of its own to warrant being included in the Index.

The Index also has provisions for other Network Distribution Events. Network Distribution Events include Emissions, Airdrops, and staking. To the extent that Network Distribution Events occur that impact the Index and, due to the Trust’s goal of tracking the Index, thereby impact the Trust as well, the Trust will notify Shareholders of such Network Distribution Events by filing a Form 8-K with the SEC.

•
Emissions: Certain Crypto Assets provide regular awards to holders in the form of Crypto Asset grants, often in the form of “gas” that powers transactions on the network itself, which are referred to as “Emissions.” Such Emissions are a native development for the Crypto Assets that provide them. Currently, there are no assets in the Index that produce Emissions, and historically, there has been just one asset (NEO) that did so. To date, the daily value of distributed Emissions has been de minimis for any given Crypto Asset. Given the small values involved, it would not be practical for investment funds handling regular inflows and outflows to accurately track the Index if it accrued Emissions on a daily basis, regardless of whether the Index collected those Emissions over time or liquidated them daily. As a result, the Index ignores Emissions for Index calculation purposes. It is possible that the Trust may choose to periodically liquidate Emissions and return the proceeds of such liquidation to Shareholders. The Trust will only do so if it has a good faith belief that such liquidation would result in a benefit to Shareholders.
•
Airdrops: An Airdrop occurs when a new or emergent Crypto Asset is granted to holders of an existing Crypto Asset on a one-off or occasional basis. Airdrops are not native to the internal return drivers of any given Crypto Asset. Importantly, they also require agency on the part of Crypto Asset holders to claim, and the act of claiming an Airdropped Crypto Asset can potentially put holders of a given Crypto Asset at risk. As such, the Index does not incorporate the value of Airdropped Crypto Assets into the Index. It is possible that the Trust may choose to periodically liquidate Airdropped assets and return the proceeds of such liquidation to Shareholders. The Trust will only do so if it has a good faith belief that such liquidation would result in a benefit to Shareholders.

When considering whether or not to accept and/or sell an Airdrop of digital assets, the Trust primarily considers whether or not the Trust’s Custodian will support such activities related to the Airdropped asset. If the Trust’s Custodian does not support the Airdrop, it is unlikely that the Trust will participate in the acceptance and sale of the Airdropped asset. If the Trust’s Custodian does support the Airdropped asset, it is likely, though not necessary, that the Trust will participate in the acceptance and sale of the Airdropped asset. However, as Airdrops may provide opportunities to generate incremental return, the Sponsor retains discretion to pursue receipt of any Airdropped asset, even if not supported by the Custodian, which may require putting a related Portfolio Crypto Asset at risk. There may be operational, securities law, regulatory, legal and practical issues with accepting such assets.

Additionally, laws, regulation or other factors may prevent Shareholders from benefiting from such Airdrops. For example, it may be illegal to sell or otherwise dispose of such assets, or there may not be a suitable market into which such assets can be sold (immediately after the Airdrop, or ever). There were no “Airdrops” or Emissions recognized or not recognized during the fiscal year ended December 31, 2021 or the fiscal year ended December 31, 2020.

•
Staking: A staking reward is granted to holders of a Crypto Asset when the holders lock up that Crypto Asset as collateral to secure fairness when validating transactions or other network actions. Staking rewards require agency on the part of Crypto Asset holders and also introduce liquidity restrictions, since the act of staking “locks up” Crypto Assets for a period of time. As such, the Index does not incorporate the value of staking rewards into the Index. It is possible that the Trust may choose to periodically liquidate staking rewards and return the proceeds of such liquidation to Shareholders. The Trust will only do so if it has a good faith belief that such liquidation would result in a benefit to Shareholders.

When considering whether or not to participate in staking activities, the Trust considers whether or not the activity is supported by the Trust’s Custodian. While the Trust has only participated in a limited and immaterial manner in staking activities to date, it retains the discretion to develop additional policies related to staking of assets, and may consider pursuit of additional staking activity or policies in the future. If the Trust makes material changes to its staking policy in the future, it will disclose such changes by filing a Form 8-K. The Trust has not participated in any staking or reward generation activity other than with respect to Tezos in 2020. The Trust received $2,139 in total staking rewards in 2020 from its Tezos staking activities. These rewards were treated as investment income in the Trust’s audited financial statements for the fiscal year ended December 31, 2020. While the Trust currently does not participate in any staking activities, it may in the future engage in further staking activities if the Trust deems such activity to be in the best interests of shareholders. If the Trust makes material changes to its staking policy in the future, it will disclose such changes on Form 8-K.

The Trust does not maintain policies or procedures related to the abandonment of digital assets acquired in a Network Distribution Event, but will evaluate the situation and determine, within the framework of the Trust’s investment objective and in its sole discretion, what action, if any, should be taken in response to a Network Distribution Event.

Bitwise Crypto Index Committee

The Committee, which was convened by the Index Provider, an affiliate of the Trust that is controlled by the parent of the Sponsor, has total responsibility for developing, maintaining, and adjusting the Index Methodologies. The components of the Index Methodology are subject to change in the sole discretion of the Committee. The Bitwise Crypto Index Advisory Board is a consultative board composed of leading external experts in indexing and Crypto Asset research that the Committee can rely upon for opinions on critical issues that the Committee might face.

The Committee currently has three members, who meet once a month to review data sources, evaluate potential methodological changes, or make other decisions that require judgment. Any Committee member can also call emergency meetings on an as-needed basis. Special meetings may be called ad hoc when unexpected market conditions arise such as Hard Forks, extreme price movements, serious issues in data availability or sudden events with severe impact on the cryptocurrency market. Currently, the Committee is composed of Matthew Hougan (Bitwise’s Chief Investment Officer) as Chairman, Hunter Horsley (Bitwise’s Chief Executive Officer) as a member, and David Lawant (Bitwise’s Director of Research) as a member. All of the members of the Committee are employees of Bitwise, the parent company of the Sponsor. Decisions are voted on by simple majority with a minimum quorum of two members. When only two members are present, votes must be unanimous in order to pass.

The objective of methodological changes introduced by the Committee is to keep up with the evolution of the Crypto Asset market infrastructure. More broadly, the aim is to make sure that the selection of the top 10 assets continues to reflect as much as possible investors’ preferences by removing market distortions and screening out uncompensated risks of an either technical or regulatory nature for U.S. investors.

The Committee members owe no duty to the Trust and may make decisions or take actions with respect to the Index that may be adverse to the Trust. The Committee has no decision-making authority or control over the Trust. No member of the Committee in his or her capacity as a committee member has a right to participate in the management of the Trust, to act for or bind the Trust, or to vote on Trust matters except as specifically provided under applicable law or in the Trust Agreement.

The Index is evaluated and studied on an ongoing basis by the Committee. Variables such as eligibility and liquidity are benchmarked against new market conditions and new data sources are considered for inclusion while old ones are considered for exclusion.

Departures from the Index

Performance of the Trust may differ from the Index. For example, tracking errors may emerge as a result of trading fees, bank fees, and the management fee, which pays for custody, audit, administration, portfolio management, Index use, and other necessary services. The Trust will attempt to pay expenses in the most tax and cost-efficient manner possible. It is possible that a Network Distribution Event could occur that may result in an opportunity for the Trust to generate additional returns. If such a Network Distribution Event were to occur, the Trust may seek to utilize the Network Distribution Event in such a way as to benefit the Shareholders of the Trust. If the Trust decides to pursue staking activities that require Portfolio Crypto Assets to be restricted within a protocol for a specific period of time, the Trust may be unable to rebalance its holdings due to monthly rebalancing of the Index, which could cause deviations between the Trust and the Index, and could create performance differences between the Trust and the Index. If the Trust was unable to rebalance its holdings in accordance with the monthly rebalancing of the Index, the Trust would include this information on its website, as the current Portfolio and any relevant information regarding the Portfolio is always provided on the Trust’s website. If required by applicable law, the Trust would also disclose such information by filing a current or periodic report with the SEC.

In addition, the Trust may differ from the Index in the coins it holds. Such differences may arise from situations in which the Trust is not technologically able to hold a coin held by the Index, such as if a coin held by the Index is not able to be accepted by the Trust’s Custodian. In such a case, the Sponsor in its sole discretion may create an exception and such exception may not always be communicated in advance to Shareholders. To the extent any exception resulted in a material change to the Index and a subsequent material change to the composition of the Trust, the exception would be disclosed to Shareholders by the Trust filing a Form 8-K with the SEC. In addition, if a particular situation results in the Trust differing from the Index, the Sponsor may permit the Trust to invest in other assets on a limited basis in the sole discretion of the Sponsor. Although the Trust rarely holds “other assets” outside of negligible amounts of U.S. dollars, the Trust may receive assets that are not in the Index as a result of Airdrops, Emissions, forks, trading errors, accidental delivery of Crypto Assets to the Trust’s custodian, among other reasons. The Trust may also be unable to sell or liquidate assets that are removed from the Index. The Trust may receive assets as a part of an in-kind subscription that are not components of the Index. The Sponsor notes that portfolio management of an index fund is a dynamic and complex activity, and the Sponsor expects that these situations may arise as a result of normal and ongoing fund management and rebalancing activity. While there is no limitation to what other assets the Trust may hold as a result of these dynamics, the Trust’s investment objective is to manage a portfolio that tracks as closely as possible with the Index, and as a result, will typically hold Index components. Upon the resolution of such a situation that resulted in there being a difference between the composition of the Trust and the Index, the Trust would intend to rebalance to conform to the Index.

The Trust and Index have differed in their holdings on two occasions. The Trust temporarily held Bitcoin SV (BSV) following the Bitcoin Cash Hard Fork. The Trust sold the BSV as soon as practicable once access to a custodian was provided. The Index held Cardano (ADA) and the Trust did not, because while ADA met the eligibility requirements for the Index, the Trust requires that all the Crypto Assets it holds be custodied by a specific custodian, and the Trust's custodian at that time was not technologically enabled to accept and hold ADA.

The Trust does not hold any form of asset other than Crypto Assets, outside of negligible amounts of U.S. dollars.

Should any material change be made to the Index Methodology that results in a material change to the composition of the Index and, as part of the Trust’s monthly rebalancing process, results in a material change to the composition of the Trust the Trust will notify Shareholders of such material change by filing a Form 8-K with the SEC. The Trust defines a material change as any change of 10% or more to the composition of the Index.

Additional Trust Investment Restrictions

The Sponsor does not currently intend to cause the Trust to incur leverage, employ derivatives, or enter into short sales. The Sponsor, however, retains the right to remove any of these investment restrictions at any time in its sole discretion. The Sponsor will notify the Shareholders in the Trust prior to modifying any of the investment restrictions described in this section.

Rebalancing of the Index

The Index is reconstituted on a monthly basis. The Committee meets once a month (typically on the fifth-to-last business day of the month) to review data sources, evaluate potential methodological changes, or make other decisions that require judgment. On the third last business day of the month, the Eligible Crypto Assets are ranked by free-float adjusted market capitalization and the top ten assets are selected. On the last business day of the month, at 4:00 pm ET (1pm PT), the Index is reconstituted. This version of the Index will remain in place until the next

Index reconstitution (barring an emergency meeting of the Committee that leads to the exclusion of an asset). The Trust rebalances its portfolio at approximately 4:00 pm ET to reflect the new composition of the Index. There may be small delays between when the Index rebalances and when such rebalance is reflected in the Trust’s financial statements. For example on December 31, 2021, as part of the Index’s December rebalance, the Index removed Uniswap and added Avalanche. The Trust then rebalanced its portfolio to reflect the rebalanced Index; however, due to the timing of when the Trust’s books and records were finalized, the complete removal of Uniswap and addition of Avalanche appeared in the Trust’s financial statements beginning on January 3, 2022.

Overview of Index Constituents

As of December 31, 2021, the constituents in the Index and their weights were as follows:

Bitcoin:	58.69%
Ether:	29.33%
Solana:	3.52%
Cardano:	2.98%
Avalanche:	1.76%
Polygon:	1.19%
Algorand:	0.71%
Litecoin:	0.68%
Chainlink:	0.60%
Bitcoin Cash:	0.54%

As of December 31, 2020, the constituents in the Index and their weights were as follows:

Bitcoin:	82.2%
Ether:	12.9%
Litecoin:	1.2%
Bitcoin Cash:	1.0%
Cardano:	0.9%
Chainlink:	0.7%
Stellar Lumens:	0.4%
EOS:	0.4%
Tezos:	0.2%
Cosmos:	0.2%

As of December 31, 2019, the constituents in the Index and their weights were as follows:

Bitcoin:	79.55%
Ether:	7.84%
XRP:	5.13%
Bitcoin Cash:	2.25%
Litecoin:	1.78%
EOS:	1.51%
Tezos:	0.59%
Stellar Lumens:	0.53%
Cardano:	0.47%
Chainlink:	0.34%

The following is an overview of the constituents in the Index as of December 31, 2021:

Bitcoin (BTC)

Bitcoin is the first and remains today the largest Crypto Asset in the world. It is commonly referred to by its ticker symbol BTC.

Bitcoin was invented in 2008 by a pseudonymous software developer, or a group of software developers, under the name Satoshi Nakamoto. Nakamoto published a white paper titled “Bitcoin: A Peer-to-Peer Electronic Cash System” on October 31, 2008, which provided the technical outline for launching the Bitcoin network. The network went live on January 3, 2009, when Nakamoto mined the first block of transactions, known as the “Genesis Block.”

The software underlying the Bitcoin Blockchain determines a number of key and independent parameters. At the heart of the system lies the algorithm that enforces that all ledgers converge over time (commonly known as the “Consensus Algorithm”). Other important portions of the system include the rules that deem a transaction valid, a programming language that allows for different types of transactions to be executed, and the process through which new Bitcoins are minted (commonly known as “Mining”), and others.

One important property of Bitcoin is that the network strictly enforces the total amount of units issued to converge towards 21 million by the year 2140 through a predetermined schedule. The total number of Bitcoin created as of December 31, 2020, was approximately 18.6 million. It is believed that some portion of the Bitcoin created to-date is irretrievable because the private keys that would allow users to access that Bitcoin have been lost, although the exact amount that has been lost is unknown.

New Bitcoin are created when Miners process blocks of transactions. In the Bitcoin network, this occurs roughly every ten minutes. The Blockchain periodically adjusts the difficulty of settling transactions to ensure that cadence remains approximately accurate.

The amount of new Bitcoin created each time a block of Bitcoin transactions is processed is predetermined by the software underlying the Bitcoin Blockchain. Initially, the Miner that settled a block of transactions on the Bitcoin Blockchain received 50 Bitcoin. That reward was and is programmed to be cut in half roughly every four years; currently, Miners receive 6.25 Bitcoin for each block of settled transactions.

Although there are a few interoperable versions of the Bitcoin software, most network participants run a version called “Bitcoin Core,” which is maintained by a group of independent developers. The Bitcoin core developers are able to propose changes to this version of the software that powers the network. However, as a decentralized network, any changes must be downloaded and accepted by the users of the network in order for these changes to be implemented. If not all users accept a proposed change, the network can be split, as detailed in the section entitled “Item 1. Business—Changes in Index Methodology—One-Off Events.”

The Bitcoin network is known for being extremely decentralized, as it is maintained by a network of computers that, joined together, represents the largest supercomputer in the world. Some believe that this makes Bitcoin more secure and resistant to attacks compared to other Blockchain networks. In addition, the ecosystem surrounding Bitcoin is more developed than it is for other Blockchains. There are more established entities that custody Bitcoin, trade Bitcoin and accept Bitcoin as payment than any other Blockchain at this time.

One of the key limitations of the Bitcoin network is the limited number of transactions that can be processed per second, a statistic commonly referred to as throughput. The trade-off between decentralization and scalability is present in any Crypto Asset Network, and Bitcoin is optimized for the former. There are, however, a number of efforts in relatively advanced stages underway to expand the network’s throughput, including efforts to build networks that can be layered over Bitcoin.

Other concerns and limitations raised by market participants about Bitcoin include worries that its PoW scheme consumes a large amount of electricity, which could entail significant economic and environmental costs, and that Bitcoin could be used for criminal activity due to its pseudonymous nature.

Ether (ETH)

Ether is the native token of Ethereum, the second largest Blockchain network ranked by market capitalization as of December 30, 2020. Ethereum was described in a white paper in late 2013, and an online crowdsale to fund development took place between July and August 2014. The network went live in July 2015.

Ethereum was specifically designed to power smart contracts, which are computer programs intended to enforce the performance of a contract that parties can codify and agree upon with minimal or no need of trusted intermediaries. Cryptocurrency pioneer Nick Szabo, who coined the term smart contract in the early 1990s, mentioned a vending machine as a rudimentary example of a smart contract.

In order to achieve this functionality, the designers of Ethereum opted for a different set of trade-offs compared to Bitcoin. One important difference is that Ethereum’s script language, the programming language that developers use for creating Blockchain applications, is significantly more flexible than Bitcoin’s. This allows the creation of programs that do general computation instead of only the relatively simple conditional payments that are possible with Bitcoin. As such, a whole ecosystem of different applications including asset issuance, decentralized financial applications, identity management, and others are able to and have been developed on top of the Ethereum network.

Ethereum currently supports the majority of the stablecoin (e.g., cryptocurrencies pegged to a fiat currency, typically the U.S. Dollar) market capitalization and it also boasts the largest number of developers building applications on top of it. Ethereum also currently has partnerships with large enterprises such as Microsoft, which has integrations with Ethereum in its cloud service Azure, Ernst & Young, which built a package of tools that allow enterprises to safely build applications on Ethereum, and others. Ethereum is also the Blockchain used as the base layer for many DeFi applications, which aim to replace traditional financial services with software-enabled processes, including lending, market making, insurance, and more.

Ethereum’s richer feature set compared to Bitcoin comes at a cost. First, the more permissive programming language makes the network inherently less secure because it can increase the odds that a catastrophic bug in one smart contract could affect the whole network. In late 2017, for instance, a prominent digital wallet provider called Parity identified a vulnerability that froze up more than $150 million in ether tokens. Second, as the Ethereum Blockchain contains much more information compared to Bitcoin’s, its Blockchain is larger in size, which requires more sophisticated hardware to participate in the network and makes it more centralized in certain aspects.

Another subjective but important difference between the Ethereum and Bitcoin ecosystems is that while the former is usually more driven towards innovation, the latter is more focused on stability and security. As such, events like Hard Forks are significantly more common in Ethereum than in Bitcoin. Some consider Ethereum’s stance an advantage, while others perceive it as a risk, especially as the project grows larger and the cost of potential mistakes rises.

The differences between Bitcoin and Ethereum are likely to increase significantly over the next few years as Ethereum is scheduled to go through a series of major upgrades that will culminate in what is referred to as “Ethereum 2.0.” This undertaking aims at making the network more scalable, more private, and more efficient from an energy footprint standpoint.

Solana (SOL)

Solana is a decentralized blockchain network with a focus on secure, low-fee, high-speed transactions that are paid for using the SOL token. By leveraging Proof-of-History (PoH) and other breakthrough innovations, Solana allows for greater throughput than traditional blockchain, with the ability to scale at the rate of Moore's Law.

Cardano (ADA)

Cardano (ADA): Cardano is a proof-of-stake (PoS) blockchain and smart contract platform that facilitates secure payments and enables developers to build decentralized applications (dApps). Grounded in research and academia, the protocol and it's token were named after 16th and 19th century polymaths, and its programming language, Haskell, is commonly used in the traditional finance and security sectors.

Avalanche (AVAX)

Avalanche was designed to be a faster alternative to other blockchains and the decentralized applications built on top of them. The network leverages three different built-in blockchains for enhanced speed, and it makes it relatively easy to transport applications to and from Ethereum.

Polygon (MATIC)

Polygon is a decentralized network that provides scaling solutions for blockchains. Think of it as a decentralized transit network that connects all users back to a secure hub. Polygon's infrastructure provides faster and cheaper transactions on Ethereum by using a variety of innovative scaling technologies, such as side-chains.

Algorand (ALGO)

The Algorand blockchain was designed to improve the efficiency and transaction times of other blockchains. Their multi-layered approach executes simpler transactions on one layer while executing more complex functionality (like DeFi) on a separate layer, resulting in higher throughput.

Litecoin (LTC)

Litecoin was launched in October 2011. Derived from Bitcoin’s original code, the main modifications to the Litecoin Blockchain were a shorter time between blocks, (2.5 minutes versus 10 minutes for Bitcoin), a larger total supply of coins (84 million versus 21 million for Bitcoin), and a different Mining hashing algorithm (scrypt versus Bitcoin’s SHA-256), which was developed to discourage large-scale Mining. In general, Litecoin was designed to facilitate small payments in a faster and cheaper fashion compared to Bitcoin. As one of the first Crypto Assets developed after Bitcoin, Litecoin has strong brand recognition in the crypto community.

Chainlink (LINK)

Chainlink is a network that connects smart contracts with real world data. Chainlink is built on the ERC677 standard, a more modern version of the popular ERC20 standard, the most used standard to issue assets on Ethereum. Blockchain networks are unaware of what happens outside of those networks, and therefore whenever a Blockchain application needs to interact with external data, it needs a reliable data source to do so. These data sources are known in the industry as Oracles. Relying on one Oracle creates a single point of failure, and Chainlink aims to solve this issue by providing a decentralized network of multiple Oracles that can evaluate the same data. The accuracy of this data can be important if this data is used to trigger activity on a smart contract or other Blockchain application. Chainlink provides price reference data feeds for DeFi, and also allows users to create their own Oracle networks. Larger enterprises can also use Chainlink to sell their data to smart contracts that need them to trigger a certain condition. Current use cases for Chainlink include stablecoins, decentralized lending and borrowing, and asset management.

Bitcoin Cash (BCH)

Bitcoin Cash is a fork from Bitcoin. Between 2015 and 2017, the developers who supported the Bitcoin network coalesced around two different views on how to make Bitcoin handle a higher number of transactions per second. This led to a contentious discussion that eventually culminated in the Hard Fork that generated Bitcoin Cash in August 2017. At the core of the dispute was an idea, embraced by the group of developers that ultimately forked to create Bitcoin Cash, that the best way to increase the throughput of the network was to increase the size of the blocks of transactions that were processed at one time so that they could fit more transactions.

In November 2018, Bitcoin Cash split again into two factions, again due to disagreements on which use cases to prioritize in the network. The majority group is the one currently associated with Bitcoin Cash (BCH), while the minority group is currently associated with Bitcoin SV (BSV), which currently is not a member of the Index.

Overview of Government Regulation

Securities Act of 1933

The Shares have not been registered under the Securities Act or the securities laws of any U.S. state or the securities laws of any other jurisdiction, and, therefore, cannot be resold unless they are subsequently registered under the Securities Act and other applicable securities laws or unless an exemption from registration is available. It is not contemplated that registration of the offer of the Shares under the Securities Act will ever be effected. Shares in the Trust are sold by the Trust only to investors who, under U.S. securities laws, are “accredited investors.” As a result, we expect that (i) any Shares issued to investors in such offerings will be “restricted securities” under Rule 144, and (ii) the Shares issued to such an investor will be “unrestricted” under Rule 144 one year and a day subsequent to the date that the investor acquired the Shares. Shares held by affiliates and insiders will be subject to additional restrictions on resales, including restrictions on the number of Shares that may be resold within any three-month period.

In addition, certain regulatory considerations may exist under the Securities Act with respect to the Portfolio Crypto Assets, and it is possible that the SEC may determine that the Trust has invested in assets that are deemed to be securities. In the event the Trust is invested in assets that are deemed securities, the Sponsor may also be subject to additional regulatory requirements, including under the Securities Act. See “Item 1A. Risk Factors—Risks Related to Regulatory and Compliance—A determination that any of the Portfolio Crypto Assets are a 'security' may adversely affect the value of the Portfolio Crypto Assets and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust” and below for additional information. For example, typically, offerings of securities in the United States are required to register under the Securities Act with the SEC and, in compliance with state law, with applicable state regulators, and to the extent any Portfolio Crypto Asset was originally distributed in connection with an illegal securities offering, our Portfolio Crypto Assets may lose value. In addition, our plans to make purchases and sales of Portfolio Crypto Assets in connection with the monthly rebalancing of the Index may be substantially constrained or prohibited with respect to transactions in any Portfolio Crypto Asset determined to be a security. We may need to find a suitable exemption from registration for these sales. As a result, the Trust may not be permitted to operate its business in the manner in which we currently operate our businesses.

Securities Exchange Act of 1934

As described above, it is possible that the Portfolio Crypto Assets could be deemed to be “securities” under the federal or state securities laws. See “Item 1A. Risk Factors—Risks Related to Regulatory and Compliance—A determination that any of the Portfolio Crypto Assets are a 'security' may adversely affect the value of the Portfolio Crypto Assets and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.” In the event the Trust does invest in assets that are deemed securities, the Sponsor may also be subject to additional regulatory requirements, including under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For example, the Trust may be required to make certain filings with the SEC in connection with any acquisition or beneficial ownership of more than 5% of any class of the equity securities of a company registered under the Exchange Act. Generally, these filings require disclosure of the identity and background of the purchaser, the source and amount of funds used to acquire the securities, the purpose of the transaction, the purchaser’s interest in the securities, and any contracts, arrangements or undertakings regarding the securities. In certain circumstances, the Trust may be required to aggregate its investment position in a given company with the beneficial ownership of that company’s securities by or on behalf of the Sponsor or its affiliates, which could require the Trust, together with such other parties, to make certain disclosure filings or otherwise restrict the Trust’s activities with respect to such securities.

In addition, if the Trust becomes the beneficial owner of more than 10% of any class of the equity securities of a company registered under the Exchange Act, the Trust may be subject to certain additional reporting requirements and to liability for short-swing profits under Section 16 of the Exchange Act.

Investment Company Act of 1940

The Investment Company Act regulates certain companies that invest in, hold or trade securities. In general, a company with more than 40% of the value of its non-cash assets held in investment securities is an “investment company.” It is possible that the Trust could be subject to the provisions of the Investment Company Act if its assets were deemed to constitute securities under the U.S. securities laws. See “Item 1A. Risk Factors—Risks Related to Regulatory and Compliance—A determination that any of the Portfolio Crypto Assets are a 'security' may adversely affect the value of the Portfolio Crypto Assets and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust” for additional information. Currently, because the Trust has determined that it does not invest in, hold or trade securities, Shareholders are not afforded the protections of the Investment Company Act.

In the event the Trust does invest in assets that are deemed securities, the Trust may be subject to additional regulatory requirements, including under the Investment Company Act. For example, the Trust may be required to register as an investment company. Registered investment companies are subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, leverage, management, capital structure, dividends and transactions with affiliates. Registered investment companies may not be permitted to operate their business in the manner in which we operate our businesses, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies.

Investment Advisers Act of 1940

The Investment Advisers Act of 1940, as amended (the “Advisers Act”) regulates persons who for compensation are engaged in the business of providing advice, making recommendations, issuing reports, or furnishing analyses on securities, either directly or through publications, to others. We believe that, because the assets of the Trust do not constitute securities under the U.S. securities laws, the Sponsor is not subject to investment adviser regulation under the Advisers Act. See “Item 1A. Risk Factors—Risks Related to Regulatory and Compliance—A determination that any of the Portfolio Crypto Assets are a 'security' may adversely affect the value of the Portfolio Crypto Assets and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust” for additional information.

In the event the Trust does invest in assets that are deemed securities, however, the Trust may be subject to additional regulatory requirements, including under the Advisers Act. For example, the Sponsor may be required to register as an investment adviser. Registered investment advisers are subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, disclosure, advertising, and fees. Registered investment advisers may not be permitted to operate their business in the manner in which the Sponsor operates its businesses. However, the Sponsor seeks to operate in a manner that would be expected of an investment adviser, including the administration of a rigorous internal compliance policy.

Anti-Money Laundering and Economic Sanctions Requirements

In order to comply with applicable anti-money laundering requirements, each investor must represent, among other things, in its Subscription Agreement with the Trust, that neither the investor, nor any person having a direct or indirect beneficial interest in the Shares being acquired by the investor, appears on the Specifically Designated Nationals and Blocked Persons List of the Office of Foreign Assets Control in the United States Department of the Treasury (“OFAC”), is otherwise a party with which the Trust is prohibited to deal under the laws of the United States or is otherwise the subject or target of sanctions administered or enforced by OFAC, and that the investor does not know or have any reason to suspect that (i) the monies used to fund the investor’s investment in the Trust have been or will be derived from or related to any illegal activities or (ii) the proceeds from the investor’s investment in the Trust will be used to finance any illegal activities. Each investor must also agree to provide any information to the Trust and its agents as the Trust may require in order to determine the investor’s and any of its beneficial owners’ identity and source and use of funds and to comply with any anti-money laundering laws and regulations applicable to the Trust.

The Trust may decline to accept a subscription on the basis of the information that is provided or if certain information is not provided. The Sponsor may be required to provide this information, or report the failure to comply with requests for such information, to appropriate governmental authorities, in certain circumstances without notifying the Shareholders that the information has been provided. Each of the Sponsor and the Trust will take such steps as it determines in its sole discretion are necessary to comply with applicable laws, regulations, orders, directives or special measures. These steps may include prohibiting a Shareholder from making further contributions of capital to the Trust, depositing distributions or other funds or assets to which a Shareholder would otherwise be entitled to in an escrow account or causing the exclusion of a Shareholder from the Trust. The Trust will not admit an investor without obtaining all know-your-client information that the Trust determines is required. By subscribing for the Shares, investors consent to the disclosure by the Trust and the Sponsor of any information about them to regulators and others upon request in connection with money laundering and similar matters in relevant jurisdictions.

Commodity Exchange Act

The Trust will not hold or trade in commodity futures contracts or other derivative contracts regulated by the CEA, as administered by the CFTC. The Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading adviser in connection with the operation of the Trust.

Foreign Considerations

Our primary place of business and market of operation is the United States. We may, however, also be subject to a variety of foreign laws and regulations that involve matters central to our business. These could include, for example, regulations related to privacy, Blockchain technology, data protection, and intellectual property, among others. In certain cases, foreign laws may be more restrictive than those in the United States. Although we believe we are operating in compliance with the laws and regulations of jurisdictions in which we operate, foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. As a result, cryptocurrency networks, Blockchain technologies, and coin and token offerings such as those we are involved in face an uncertain regulatory landscape in many foreign jurisdictions, including but not limited to the European Union, China and Russia. Other foreign jurisdictions may also, in the near future, adopt laws, regulations or directives that affect Portfolio Crypto Assets and the Shares. Please refer to “Item 1A. Risk Factors—Risk Related to Regulatory and Compliance” for additional discussion of the effect of existing or probable governmental regulations on the Trust’s operations.

Certain U.S. Federal Income Tax Considerations

Introduction

The following discussion is a general summary of certain U.S. federal income tax considerations relating to an investment in the Trust. This summary does not address all income tax consequences of an investment in the Trust, many of which may depend on individual circumstances, such as the residence or domicile of a Shareholder. It is based on the Code, the Treasury regulations thereunder (“Regulations”) and judicial and administrative interpretations thereof, all as of the date of this Annual Report on Form 10-K. No assurance can be given that future legislation, Regulations, administrative pronouncements and/or court decisions will not significantly change applicable law and materially affect the conclusions expressed in this Annual Report on Form 10-K. Any such change, even though made after a Shareholder has invested in the Trust, could be applied retroactively. Moreover, the effects of any state, local or foreign tax law, or of federal tax law other than income tax law, are not addressed in these discussions and, therefore, must be evaluated independently by each prospective investor. In addition, prospective investors should discuss the impact, if any, of recently enacted U.S. tax legislation on their individual tax circumstances with their own tax advisors.

Except to the extent set forth below under the heading “—U.S. Taxation of Non-U.S. Persons,” this discussion does not address the U.S. federal income tax considerations that may be relevant to Non-U.S. Persons (as defined below). In addition, this summary assumes that the Trust’s Shareholders will generally be U.S. Persons (as defined below).

For purposes of this discussion, a “U.S. Person” is a beneficial owner of Shares in the Trust that is (i) an individual who is a citizen of the United States or is treated as a resident of the United States for U.S. federal income tax purposes, (ii) a corporation or other entity treated as a corporation for U.S. federal income tax purposes that is created or organized in or under the laws of the United States, any State thereof or the District of Columbia, (iii) an estate, the income of which is subject to U.S. federal income taxation regardless of its source, or (iv) a trust that (a)

is subject to the supervision of a court within the United States and the control of one or more U.S. Persons or (b) has a valid election in effect under applicable Treasury regulations to be treated as a U.S. Person. A “Non-U.S. Person” is a beneficial owner of Shares in the Trust that is an individual, corporation, estate or trust for U.S. federal income tax purposes and is not a U.S. Person.

No ruling has been requested from the Service or any other federal, state or local agency with respect to the U.S. tax matters discussed below; nor has the Trust or the Sponsor asked counsel to render any legal opinions regarding any of the matters discussed below. This summary does not in any way either bind the Service or the courts or constitute an assurance that the income tax consequences discussed in this Annual Report on Form 10-K will be accepted by the Service, any other federal, state or local agency or the courts.

The tax aspects of an investment in the Trust are complicated. Nothing in this Annual Report on Form 10-K is or should be construed as legal or tax advice to any prospective investor. It is recommended that prior to any decision to invest in the Trust, each investor consult with professional advisors familiar with the tax laws and regulations applicable to investment in a trust that is treated as a partnership for U.S. federal income tax purposes.

Entity Classification and Partnership Taxation

Classification of the Trust. The Trust is a statutory trust organized under Delaware law and it is anticipated that at all relevant times it will have at least two Shareholders and thus, subject to the discussion below under “—Publicly Traded Partnership Status,” will be classified as a partnership for U.S. federal income tax purposes. It is anticipated that the Trust will not be classified as a grantor trust for U.S. federal income tax purposes because it will not hold a fixed pool of assets. As a partnership, the Trust generally will not be subject to federal income tax. Instead, each Shareholder will be required to report separately on its income tax return for each year its distributive share of the Trust’s items of income, gain, loss and deduction and will be taxed currently on that distributive share, regardless of whether the Shareholder has received or will receive a distribution of cash or other assets from the Trust.

If the Trust were treated as a corporation for U.S. federal income tax purposes, then (i) its taxable income would be subject to corporate income tax, (ii) distributions of that income, other than on certain redemptions, would be treated as dividend income by the Shareholders (to the extent of the Trust’s current or accumulated earnings and profits) and (iii) the Shareholders would not take into account their distributive shares of the Trust’s income, gains, losses and deductions. Accordingly, if the Trust were treated as a corporation for federal tax purposes, the total return to the Shareholders would be significantly reduced.

Publicly Traded Partnership Status. Under the Code, a “publicly traded partnership” generally is treated as a corporation. A partnership is a “publicly traded partnership” if interests therein (i) are traded on an established securities market (as defined under the applicable Regulations (“PTP Regulations”)) or (ii) are readily tradable on a secondary market (or the substantial equivalent thereof) (“Readily Tradable”). Even if interests of a partnership are treated as Readily Tradable such that the partnership is classified as a publicly traded partnership, it would not be treated as a corporation for federal income tax purposes for any taxable year in which (i) it was not registered under the Investment Company Act and (ii) at least 90% of its gross income for that year (and each preceding year from the first year in which it was a publicly traded partnership) consisted of “qualifying income.” “Qualifying income” is defined to include interest (except interest “derived in the conduct of a financial business,” which exception, for example, does not include interest from commercial mortgages held as investments) and dividends and gain from the sale or disposition of a capital asset. Qualifying income also includes any income that would qualify for (i) a regulated investment company (mutual fund), and (ii) a real estate investment trust. Qualifying income generally does not, however, include compensation for the performance of services or income from other trade or business activities. As long as the Trust limits its gross income from “non-qualifying income” to no more than 10% of its gross income and is not required to be registered under the Investment Company Act on a continuing basis, and assuming there is no change in law or relevant change in our structure, it should not be treated as a corporation for U.S. federal income tax purposes. Thus, it is anticipated that the Trust will be taxed as a partnership for U.S. federal income tax purposes.

The remainder of this discussion assumes that the Trust will be classified as a partnership that is not an association or publicly traded partnership taxable as a corporation.

General Principles of Partnership Taxation. A partnership generally is not subject to federal income tax; however, a partnership must file a federal information return in which it reports its items of income, gain, loss and deduction for each taxable year. Each partner in a partnership includes its allocable share of the partnership’s items in determining its taxable income. Thus, each Shareholder must take into account its allocable share of the Trust’s partnership items. A Shareholder will be subject to tax on its distributive share of the Trust’s taxable income regardless of whether any distribution of cash or property is made to it.

Distributions. A distribution by a partnership to a partner generally is not taxable to the partner except to the extent the distribution consists of cash (and, in certain circumstances, marketable securities) and the amount distributed exceeds the partner’s adjusted basis of its Shares immediately before the distribution. See “—Taxation of Operations—Basis” below. Ordinarily, any such excess will be treated as gain from a sale or exchange of the partner’s interest. The Trust may, but it is not required to, make distributions to its Shareholders.

Allocations of Income and Loss. A capital account will be established and maintained on the Trust’s books separately for each Share. These accounts will be maintained in accordance with Code Section 704(b) and Regulation Section 1.704-1(b)(2)(iv).

A partner’s distributive share of a partnership’s items of income, gain, loss or deduction for federal income tax purposes generally is determined in accordance with the provisions of its partnership agreement. An allocation under a partnership agreement may be disregarded, however, if the allocation does not have “substantial economic effect.” An allocation to a partner that does not cause or increase a deficit balance in the partner’s capital account has economic effect if (i) the partners’ capital accounts are determined and maintained in accordance with the Regulations, (ii) distributions on liquidation of the partnership are to be made in accordance with the partners’ positive capital account balances and (iii) the partnership agreement includes certain protective allocation provisions. Subject to special rules regarding certain shifting or transitory allocations, the Regulations provide that the economic effect of an allocation will be substantial if there is a reasonable possibility that the allocation will substantially affect the dollar amount to be received by the partners, independent of tax consequences. It is believed that the Trust Agreement contains provisions designed to comply with the requirements of the Regulations so that allocations of taxable income and loss thereunder should have substantial economic effect.

Under the Trust Agreement, the Sponsor has the discretion to follow an industry accounting convention of specially allocating the Trust’s realized gains and losses, for federal income tax purposes, with respect to Shares that are redeemed or transferred to the extent the capital account balance associated with such Shares is more or less, respectively, than the tax basis for such Shares. There can be no assurance that the Service will accept any such special allocation. If the Service successfully challenged such an allocation, the Trust’s gains and losses allocable to the remaining Shares could change.

Allocations Between Transferors and Transferees. In general, our taxable income and losses will be determined on a weekly basis and will be subsequently apportioned among the Shares. As a result, a Shareholder transferring Shares may be allocated income, gain, loss and deduction realized after the date of transfer.

Although simplifying conventions are contemplated by the Code and most publicly traded partnerships use similar simplifying conventions, the use of this method may not be permitted under existing Regulations as there is no direct or indirect controlling authority on this issue. Regulations under Section 706 of the Code provide a safe harbor pursuant to which a publicly traded partnership may use a semi-monthly or monthly simplifying convention to allocate tax items among transferors and transferees, although such tax items must be prorated on a daily basis. The Regulations do not specifically authorize the use of the proration method we have adopted. If this method is not allowed under the Regulations, or only applies to transfers of less than all of a Shareholder’s interest in the Trust, our taxable income or losses might be reallocated among the Shareholders. We are authorized to revise our method of allocation between transferors and transferees to conform to a method permitted under existing or future Treasury Regulations.

Taxation of Operations

Gains and Losses from Cryptocurrency Transactions. The Trust expects to deal with its cryptocurrencies as a trader or investor (generally, a person that buys and sells property for its own account for purposes of investment) and not as a dealer (generally, a person that buys from and sells property to customers with a view to the gains from those transactions). Accordingly, except as discussed below, the Trust generally expects that gains and losses recognized on the sale of its cryptocurrencies will be capital gains and losses, which will be long-term or short-term depending, in general, on the length of time it held the cryptocurrencies and, in some cases, the nature of the transactions. Without limiting the foregoing, each delivery or sale of Portfolio Crypto Assets for purposes of rebalancing the Trust’s Portfolio Crypto Assets to track the Index will be a taxable event for Shareholders. In addition, each sale of Portfolio Crypto Assets by the Trust to pay the Management Fee and/or any Organizational Expenses will be a taxable event for Shareholders.

Gains recognized by noncorporate taxpayers from property held for more than one year generally will be eligible for favorable tax treatment. The maximum federal income tax rate applicable to a noncorporate taxpayer’s net capital gain (the excess of net long-term capital gain over net short-term capital loss) recognized on the sale or exchange of capital assets held for more than one year is 20%. In addition, certain non-corporate taxpayers are subject to an increased rate of federal tax on some or all of their “net investment income,” which generally will include all or a portion of the income allocated to noncorporate Shareholders by the Trust, and any net gain recognized upon a disposition of Shares. Prospective investors should consult their tax advisor regarding the applicability of this federal tax in respect of an investment in the Trust.

Other Income. The Trust may realize ordinary income from interest and dividends on any securities held by it. The Trust also may realize ordinary income or loss with respect to certain of its other investments.

Treatment of Management Fees and Expenses. A partnership may deduct a trade or business expense that is ordinary, necessary and reasonable in amount. The Service could challenge any expense deducted by the Trust, including the Management Fee, on the ground that the expense is a capital expenditure, which must either be amortized over an extended period or indefinitely deferred. The Service could also challenge the treatment of the Trust’s expenses, including the Management Fee, on the grounds that the amount of the expense is unreasonable in relation to the value of the services performed, the goods acquired or the other benefits to the Trust.

The Trust pays out of its assets certain legal, accounting and other expenses of its organization. Expenses directly related to the Trust’s organization, such as the costs of preparing the Trust Agreement, may generally be capitalized and amortized over a period of 180 months for tax purposes. Those expenses, if any, related to the sale of Shares must be capitalized and cannot be amortized.

If the Trust were considered an investor rather than a trader in securities (an annual determination which is generally based on facts and circumstances), expenses incurred by the Trust, including the Management Fee, would generally constitute “miscellaneous itemized deductions.” A non-corporate taxpayer’s “miscellaneous itemized deductions,” which include certain investment expenses, are allowable only to the extent they exceed, in the aggregate, 2% of the non-corporate taxpayer’s adjusted gross income and are not allowed for purposes of the alternative minimum tax and are not allowed at all for taxable years beginning after December 31, 2017 and before January 1, 2026. In determining his, her or its miscellaneous itemized deductions, a non-corporate partner in a partnership, such as the Trust, must take into account his, her or its distributive share of the partnership’s deductions. The Sponsor will receive Management Fees. If the Management Fees and/or such other expenses are characterized as “miscellaneous itemized deductions,” each non-corporate Shareholder would be required to include his, her or its allocable share thereof in calculating deductible miscellaneous itemized deductions, if any.

The Code may also require a non-corporate taxpayer whose adjusted gross income exceeds a specified threshold amount which is adjusted annually for inflation to reduce the amount allowable for itemized deductions if available (including such amount of miscellaneous itemized deductions as remain deductible after applying the 2% “floor” described above) by the lesser of (i) 3% of the excess of adjusted gross income over the threshold amount or (ii) 80% of the total amount of otherwise allowable deductions. When taken together with the limitations on miscellaneous itemized deductions, this limitation (sometimes referred to as the “overall limitation on itemized deductions”) could cause the amount of taxable income from the Trust with respect to a Shareholder to be significantly higher than his, her or its share of the Trust’s net profits. Prospective non-corporate Shareholders thus should consider, in the context of their own personal circumstances, the extent to which these limitations may reduce or even eliminate the deductibility of the Trust’s expenses.

Basis. A Shareholder’s basis of its Shares is important in determining (i) the amount of gain or loss it will realize on the sale or other disposition of the Shares, (ii) the amount of non-taxable distributions (including any decrease in the Shareholder’s share of the Trust’s liabilities) that it may receive from the Trust and (iii) its ability to utilize its distributive share of any tax loss of the Trust. A Shareholder’s initial tax basis of its Shares will equal its cost for the Shares (which, to the extent that the Shareholder contributes property other than cash, will be limited to the Shareholder’s basis in the contributed property) plus its share of the Trust’s liabilities at the time of purchase. In general, a Shareholder’s “share” of those liabilities will equal the sum of (i) the entire amount of any otherwise nonrecourse liability of the Trust as to which the Shareholder or an affiliate is the creditor (a “Partner Nonrecourse Liability”) and (ii) a share, based in part on profit-sharing ratios, of any nonrecourse liabilities of the Trust that are not Partner Nonrecourse Liabilities as to any partner.

A Shareholder’s tax basis in each of its Shares will be equal to the Shareholder’s initial purchase price for such Share (i) increased by (a) such Share’s allocable share of the Trust’s taxable income and gain and (b) any amounts treated as additional contributions by the Shareholder to the Trust with respect to such Share and (ii) decreased (but not below zero) by (a) such Share’s allocable share of the Trust’s tax deductions and losses and (b) any distributions by the Trust to the Shareholder with respect to such Share. For this purpose, an increase in a share of the Trust’s liabilities allocated to a Share will be treated as a contribution by the Shareholder to the Trust with respect to such Share and a decrease in a share of the Trust’s liabilities allocated to a Share will be treated as a distribution by the Trust to the Shareholder with respect to such Share.

“At Risk” Limitations. The “at risk” rules of Section 465 of the Code generally limit a taxpayer’s loss to the amount the taxpayer has at risk (i.e., the amount the taxpayer could actually lose from an activity). In the context of a partnership such as the Trust, the “at risk” rules, which apply to individuals, estates, S corporation shareholders and certain closely-held “C” corporations, can operate to limit the amount of losses that such persons can deduct from their participation in a partnership in much the same way that the rules discussed above under “Basis” limit a partner’s ability to deduct currently its distributive share of partnership losses to such partner’s adjusted basis in its partnership interest. In general, a partner’s “at risk” basis will be equal to the sum of (i) the amount of money and adjusted basis of property contributed by such partner to the activity and (ii) any amounts borrowed for use in the activity where the partner is personally liable for the repayment of the loan or has pledged property other than that used in the activity as security (but only to the extent of the net fair market value of the partner’s interest in the property). Such “at risk” basis will be further increased by a partner’s share of partnership income retained in the partnership but reduced by such items as cash distributed by the partnership to such partner, the commencement of a guarantee or similar device that eliminates the partner’s personal liability for borrowed amounts, and losses previously allocated to a partner. If and to the extent that a loss allocated to a partner exceeds the amount that such partner has “at risk,” such loss is not permanently disallowed but can be carried over indefinitely and deducted in a subsequent taxable year to the extent the partner’s “at risk” basis increases and is sufficient to absorb such loss in such later year. Rules requiring the recapture of previously deducted losses can be triggered when a taxpayer’s “at risk” basis in an activity falls below zero.

Limitation on Deductibility of Passive Activity Losses. Section 469 of the Code restricts individual, certain other non-corporate and certain closely-held corporate taxpayers from using trade or business losses incurred by partnerships and other businesses in which the taxpayer does not materially participate to offset income from other sources. Therefore, such losses cannot be used to offset salary or other earned income, active business income or “portfolio” income (i.e., dividends, interest, royalties and non-business capital gains) of the taxpayer. However, losses and credits suspended under Section 469 of the Code may be carried forward indefinitely and may be used in later years to offset income from passive activities. Moreover, a fully taxable disposition by a taxpayer of its entire interest in a passive activity will allow the deduction of any suspended losses attributable to that activity. These so-called “passive activity loss” limitations should not apply to limit the deductibility by Shareholders of their distributive share of any losses of the Trust because the activities of the Trust should be treated as giving rise only to “portfolio” income and deductions allocable to “portfolio” income. However, passive losses from other sources generally will not be deductible against a Shareholder’s share of portfolio income and gain from the Trust. Shareholders should consult with their own tax advisors regarding additional limitations on interest deductions.

Alternative Minimum Tax. The extent, if any, to which the federal alternative minimum tax will be imposed on any Shareholder will depend on the Shareholder’s overall tax situation for the taxable year. Prospective investors should consult with their tax advisors regarding the alternative minimum tax consequences of an investment in the Trust.

Dissolution and Liquidation of the Trust. On dissolution of the Trust, its assets may be sold, which may result in the realization of taxable gain or loss to the Shareholders. Distributions of cash in complete liquidation of the Trust generally will cause recognition of gain or loss – which will be capital gain or loss to a Shareholder if it holds its Shares as capital assets – to the extent, if any, that the Shareholder’s adjusted basis of its Shares is less or greater than the amount of cash received. Any capital gain or loss will be treated as long-term if the Shares are held for more than one year.

If liquidating distributions consist wholly or partly of assets other than cash, the Trust will not recognize any gain or loss on the distributions and a Shareholder that receives such a distribution generally will not recognize any loss on the distribution and will have a basis in the non-cash assets equal to the adjusted basis of its Shares immediately before the liquidating distribution, reduced by the amount of cash the Shareholder receives in the distribution.

Redemption or Transfer of Shares

If a Shareholder’s Shares are redeemed or a Shareholder, with the Sponsor’s consent, sells or exchanges its Shares, the Shareholder will realize gain or loss equal to the difference between the amount realized from the redemption, sale or exchange (including any reduction in its share of the Trust’s liabilities) and its adjusted basis of its Shares. That gain or loss will be treated as capital gain or loss (taxed as described above). In addition, as noted above under “—Entity Classification and Partnership Taxation—Allocations of Income and Loss,” the Sponsor has the discretion to specially allocate the Trust’s realized gains and losses, for federal income tax purposes, with respect to Shares that are redeemed or transferred to the extent the capital account balance associated with such Shares is more or less, respectively, than the tax basis in such Shares.

Tax Elections and Returns

The Trust may make various elections for federal income tax purposes that could result in certain items of income, gain, loss and deduction being treated differently for tax and accounting purposes. Elections permitted under the Code that may affect the determination of the Trust’s income, the deductibility of expenses, accounting methods and the like must be made by the Trust and not by the Shareholders, and these elections will be binding in most cases on all Shareholders.

Section 754 of the Code permits a partnership to elect to adjust the basis of partnership property on the sale or exchange of an interest in the partnership or on a partner’s death and on certain distributions of cash or property by the partnership to a partner. These adjustments are mandatory if the aggregate bases of partnership assets exceed their fair market value by more than $250,000 at the time of the sale or exchange, or if a distribution of partnership property would result in a reduction in the basis of the partnership’s assets of more than $250,000 if a Section 754 election were in effect. If such a basis adjustment were made by the Trust, a transferee of Shares would be treated, for purposes of computing gain, as though it had acquired a direct interest in the Trust’s assets, and the Trust would be treated, on certain distributions to Shareholders, as though it had obtained a new cost basis of its assets. The Trust Agreement authorizes the Sponsor, in its discretion, to make a Section 754 election. If the Sponsor determines not to do so, and the Trust is not otherwise required to adjust the bases of its assets, a transferee of Shares may be subject to tax on a portion of the income from the disposition of Trust assets that, as to it, constitutes a return of capital if the purchase price of its Shares exceeds its share of the Trust’s adjusted basis of its investments.

The Trust will file an annual partnership information return with the Service reporting the results of its operations. After the end of each calendar year, the Trust or the Administrator will distribute to the Shareholders or custodians of Shares, as applicable, federal income tax information reasonably necessary to enable each Shareholder to report its distributive share of the Trust’s partnership items. Each Shareholder must treat partnership items reported on the Trust’s returns consistently on the Shareholder’s own returns, unless the Shareholder files a statement with the Service disclosing the inconsistency.

Audits

The Trust, like all partnerships, is subject to a risk of audit by the Service. Prior to January 1, 2018, any adjustments made to the Trust’s information return pursuant to such an audit will require each Shareholder to file an amended federal income tax return for each year involved and might result in audits of and adjustments to the Shareholder’s returns relating to non-Trust-related as well as Trust-related items. In addition, the Trust and the Shareholders could incur substantial legal and accounting costs in contesting and litigating any Service challenge, regardless of the outcome.

The Code contains special provisions for audits of partnerships by the Service. Pursuant to these provisions, for tax periods beginning on or after January 1, 2018, the tax treatment of a partnership’s income and deductions generally will be determined at the partnership level in a single proceeding, rather than by individual audits of the partners, and no deficiency resulting from such an audit may be assessed against a partner until the correctness of any challenge by the Service to any of the partnership’s federal returns is determined at the administrative or judicial level.

Under the Trust Agreement, to the extent permitted by applicable law, the Sponsor serves as the Trust’s “partnership representative.” The Trust will be subject to new partnership audit procedures that may result in partnership adjustments at the Trust level. The Sponsor may require that the Shareholders affected by such partnership adjustments file amended returns that take into account such partnership adjustments and pay any additional tax due or the Sponsor may elect to issue amended statements to the Shareholders and the Shareholders will be responsible for any increase in tax and associated penalties and interest.

The Trust’s partnership representative will have considerable authority to make decisions affecting the tax treatment of partnership items and procedural rights of the Shareholders. For example, the partnership representative will have the right on behalf of all Shareholders to extend the statute of limitations with respect to the Trust’s tax items and to select the forum for litigating any tax disputes, including a forum that might require the Shareholders to pay an assessed tax deficiency before the litigation is resolved. In certain circumstances, Shareholders may be bound by the outcome of final administrative adjustments agreed to by the partnership representative resulting from an audit by the Service of the Trust, as well as by the outcome of judicial review of disputed adjustments.

Tax Shelter Disclosure

Certain rules require taxpayers to disclose—on their federal income tax returns and, under certain circumstances, separately to the Office of Tax Shelter Analysis—their participation in “reportable transactions” and require “material advisors” to maintain investor lists with respect thereto. These rules apply to a broad range of transactions, including transactions that would not ordinarily be viewed as tax shelters, and to indirect participation in a reportable transaction (such as through a partnership). For example, reportable transactions include “loss transactions,” defined as any losses incurred by a taxpayer, either directly or through a partnership, that exceed certain thresholds.

An excise tax and additional disclosure requirements may apply to certain tax-exempt entities that are “parties” to certain types of reportable transactions (referred to as “Prohibited Tax Shelter Transactions”). A notice issued by the Service in February 2007 and confirmed by Regulations finalized in 2010 provides that a tax-exempt investor in a partnership will generally not be treated as a “party” to a prohibited tax shelter transaction, even if the partnership engages in such a transaction, if the tax-exempt investor does not facilitate the transaction by reason of its tax-exempt, tax indifferent or tax-favored status. There can be no assurance, however, that the Service or Treasury Department will not provide guidance in the future, either generally or with respect to particular types of investors, that reaches a conclusion different than the conclusion in the notice.

Failure to comply with the disclosure requirements for reportable transactions or Prohibited Tax Shelter Transactions can result in the imposition of penalties. Prospective investors are urged to consult with their own tax advisors with respect to the effect of these rules on an investment in the Trust.

U.S. Taxation of Non-U.S. Persons

In general, the tax treatment of a Non-U.S. Person will depend on whether the Trust is deemed to be engaged in a U.S. trade or business and whether the Trust earns effectively connected income (“ECI”).

To the extent the Trust is not engaged in a U.S. trade or business (or such income is not effectively connected to a U.S. trade or business), non-U.S. source dividends and interest paid to the Trust and, except as discussed below, gains from the sale or other disposition of securities by the Trust, that are allocable to a Non-U.S. Person generally will not be subject to U.S. federal income tax. However, a non-resident individual present in the United States for 183 or more days in the taxable year of a sale generally will be subject to a 30% U.S. federal income tax (or applicable lower treaty rate) on any gain resulting from such sale if either (i) such individual’s tax home for U.S. federal income tax purposes is in the United States or (ii) the gain is attributable to an office or other fixed place of business maintained in the United States by such individual.

To the extent the Trust is not engaged in a U.S. trade or business (or such income is not effectively connected to a U.S. trade or business), U.S. source dividends paid to the Trust that are allocable to a Non-U.S. Person generally will be subject to withholding tax at a 30% rate. U.S. source interest paid to the Trust that is allocable to a Non-U.S. Person will also be subject to 30% withholding unless such interest qualifies as portfolio interest. Portfolio interest generally includes (with certain exceptions) interest paid on registered obligations with respect to which the beneficial owner provides a statement that it is not a U.S. Person. The portfolio interest exemption is not available with respect to interest paid to a 10% shareholder of the issuer of the indebtedness and is subject to certain other limitations. A Non-U.S. Person who is resident for tax purposes in a country with respect to which the United States has an income tax treaty may be eligible for a reduced rate of withholding on such Person’s distributive share of U.S. source interest and dividends.

Notwithstanding the foregoing, if the Trust were to acquire stock in a “U.S. real property holding corporation” and either (i) such stock was not regularly traded on an established securities market within the meaning of the Code or (ii) the stock was treated as owned by a holder of more than 5% (by value) of such stock, then gain on the sale of such stock would be treated as income effectively connected with the conduct of a U.S. trade or business and would be subject to regular U.S. federal income tax. A “U.S. real property holding corporation” is generally a corporation 50% or more of whose assets consist of U.S. real property interests within the meaning of Section 897(c) of the Code (“USRPIs”).

If the Trust were engaged in a U.S. trade or business or otherwise realizes ECI, it generally will be required to withhold and pay over to the U.S. tax authorities a percentage equal to the highest applicable U.S. tax rate of each Non-U.S. Person’s share of the Trust’s net ECI (thus, the Trust would be liable for taxes attributable to a Non-U.S. Person’s investment), and each Non-U.S. Person would be required to file U.S. tax returns and pay U.S. tax on its share of the Trust’s net ECI. In addition, all or a portion of the gain realized on the disposition (including by redemption) by a Non-U.S. Person of its Shares will be treated as ECI to the extent such gain is attributable to assets of the Trust that generate ECI, including for this purpose gain that is attributable to stock of a U.S. real property holding corporation, and may be subject to U.S. withholding tax under certain circumstances. ECI realized by a Non-U.S. Person generally will be subject to U.S. income tax on a net basis at graduated rates. A Non-U.S. Person that is a non-U.S. corporation that is (or is deemed to be) engaged in a trade or business also may be subject to an additional branch profits tax of 30% on its effectively connected earnings and profits (which generally will include any ECI realized with respect to its investment in the Trust), adjusted as provided by law (subject to reduction by any applicable tax treaty).

In addition, if the Trust were regarded as engaged in a U.S. trade or business for U.S. federal income tax purposes, Non-U.S. Persons would be viewed as being engaged in a trade or business in the United States and as maintaining an office or other fixed place of business in the United States. Certain other income of a Non-U.S. Person could thus be treated as ECI as a result of such Non-U.S. Person’s investment in the Trust. For example, a Non-U.S. Person who, pursuant to an applicable tax treaty, is currently not subject to tax with respect to a trade or business in the United States because such Non-U.S. Person does not have a permanent establishment in the United States could lose the benefits of the tax treaty as a result of its investment in the Trust.

Special rules may apply in the case of Non-U.S. Persons (i) that have an office or fixed place of business in the United States or (ii) that are former citizens of the United States, controlled foreign corporations as to the United States, foreign insurance companies that hold interests in the Trust in connection with their U.S. business, passive foreign investment companies, and corporations which accumulate earnings to avoid U.S. federal income tax. Such persons are urged to consult their U.S. tax advisors before investing in the Trust.

Possible Legislative or Other Changes

The Code, with respect to all of the foregoing matters and other matters that may affect the Trust or the Shareholders, is constantly subject to change by Congress. Congress, in 2017, enacted a major overhaul of the Code. In recent years there have been significant changes in the Code, many of which are being reconsidered by Congress and interpretations of which are being considered by the Service and the courts. It is not possible at this time to predict whether or to what extent any changes in the Code or interpretations thereof will occur. Prospective investors should note that the Trust will not undertake to advise Shareholders of any legislative or other developments. Such Shareholders should consult their own tax advisors regarding pending and proposed legislation or other changes.

State and Local Taxation

In addition to the federal income tax considerations summarized above, prospective investors should consider potential state and local tax consequences of an investment in the Trust. A Shareholder’s distributive share of the Trust’s taxable income or loss generally will be required to be included in determining the Shareholder’s taxable income for state and local tax purposes in the jurisdiction in which it is resident. However, state and local laws may differ from the federal income tax law with respect to the treatment of specific items of income, gain, loss and deduction from a partnership.

Prospective Investors are urged to consult with their own tax advisors with respect to state and local income tax consequences of an investment in the Trust.

Other Jurisdictions

Interest, dividend and other income received by the Trust from sources outside the United States may give rise to withholding or other taxes imposed by other jurisdictions. The Trust may also be subject to taxes on net income in certain other jurisdictions with respect to its investments.

Electronic Delivery of Information and Reports

Each Shareholder of the Trust consents to the electronic delivery (including via email and through PDF file format) of information, including, without limitation, any information required to be delivered pursuant to applicable securities laws. In addition, each Shareholder will (i) consent to the electronic delivery of reports, including without limitation, any applicable tax reports (e.g., Schedules K-1), (ii) agree that such reports may be delivered by the Trust making them available for viewing, downloading and/or saving on the Internet website www.bitwiseinvestments.com under “under “Sign In,” and (iii) agree to monitor that website on a regular basis in order to ensure timely receipt of such information.

Item 1A. Risk Factors.

Potential investors should be aware that an investment in the Trust involves a high degree of risk. There can be no assurance that the Trust’s investment objective will be achieved, or that Shareholders will receive a return of their capital. Shareholders may lose all of their investment in the Trust. In addition, there will be occasions when the Sponsor and its affiliates may encounter potential conflicts of interest in connection with the Trust. The following considerations should be carefully evaluated before making an investment in the Trust. However, the following does not purport to be a summary of all of the risks associated with an investment in the Trust. Rather, the following describes certain specific risks to which the Trust is (and, therefore, Shareholders are) subject. Potential investors should carefully consider these risks and consult with their professional advisors, as they deem necessary.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in “Item 1A. Risk Factors.” These risks include the following:

•
investing in cryptocurrencies generally is speculative, and the Portfolio Crypto Assets of the Trust are subject to volatile price fluctuations which can negatively impact Shares of the Trust;
•
because the Portfolio Crypto Assets of the Trust are dependent, in part, on the continued market acceptance and development of Crypto Assets and Blockchain technology by consumers, any declines or negative trends affecting Crypto Assets or Blockchain technology will adversely affect the value of Shares of the Trust;
•
our relatively limited operating history makes it difficult to evaluate the Index, which is relatively new, and the Index Methodology, which is also relatively new, and may increase the risk that we will not be successful;
•
our business depends on the development and commercialization of the Index, which is a highly competitive industry, and the Trust may not be commercially successful;
•
any actual or perceived failure of the Portfolio Crypto Assets of the Trust to block malware or prevent failures or cyber security breaches or incidents could harm the reputation of the assets, and cause the assets to be perceived as insecure, exploitable, or unreliable, and otherwise negatively impact the value of the Shares of the Trust;
•
our risk management efforts may not be effective to prevent fraudulent or malicious activities by third-party providers or other parties, which could expose us to material financial losses and liability and lead to theft or loss of the Portfolio Crypto Assets;
•
our holdings of Portfolio Crypto Assets expose us to potential risks, including exchange, security and liquidity risks, which could negatively affect the value of the Shares of the Trust;
•
the value of the Trust’s cryptocurrencies are dependent, directly or indirectly, on prices established by exchanges and other trading venues, which are new and, in most cases, largely unregulated;
•
there are uncertainties related to the regulatory regimes governing Blockchain technologies, cryptocurrencies, and digital assets, and new regulations, interpretations or policies may materially adversely affect the value of Portfolio Crypto Assets and the Shares;
•
the Blockchains on which ownership of Portfolio Crypto Assets are recorded are dependent on the efforts of third parties acting in their capacity as the Blockchain transaction Miners or validators, and if these third parties fail to successfully perform these functions, the operation of the Blockchains that record ownership of Portfolio Crypto Assets could be compromised which could lead to loss or loss of the value of the Portfolio Crypto Assets;
•
for a variety of factors, the long-term viability of cryptocurrencies is unknown, and this could negatively impact the value of the Portfolio Crypto Assets and the commercial success of the Trust;
•
Shareholders are expected to rely entirely on the Sponsor to conduct and manage the affairs of the Trust and will not be able to actively participate in management; and
•
the Trust is a passive investment vehicle and the Sponsor will generally not actively manage the cryptocurrencies held by the Trust; instead the Trust will hold investments that track the Index regardless of current or projected performance of the Index or of the actual Portfolio Crypto Assets held.

Risks Related to Cryptocurrencies

The Blockchains on which ownership of Portfolio Crypto Assets are recorded and the Portfolio Crypto Assets themselves may be the target of malicious cyberattacks or may contain exploitable flaws in their underlying code, which may result in security breaches, the loss or theft of Portfolio Crypto Assets or the decline in value of Portfolio Crypto Assets.

The Portfolio Crypto Assets rely on Blockchains for records of ownership. As a result, the Portfolio Crypto Assets are subject to a number of reliability and security risks attendant to Blockchain and distributed ledger technology, including malicious attacks seeking to identify and exploit weaknesses in the software. Some of these known risks include:

•
“51% attacks,” which occur when an attacker controls a majority of computing power or digital assets necessary to validate transactions on a Blockchain, giving the attacker a majority of the validation power on the network. Validators on Blockchains who successfully obtain this validation power—either individually or as part of a “Mining pool” or group of validators—may block other users’ transactions or make it appear as though they still have tokens that have been spent, which is known as a “double-spend attack,” or otherwise fabricate transactions. A 51% attack may also allow an attacker to use its monopoly over new blocks to “censor” other user transactions by actively preventing them from being written to the Blockchain. Any such attack on the Blockchains could result in the loss of Portfolio Crypto Assets or their valuation.
•
A “finney attack” occurs when an attacker mines a block but does not announce it to the network. In this case, a Miner can double-spend tokens by sending them to another user in a legitimate transaction and then create a valid new block with a double-spend of those same tokens; for the attack to be successful, this block must be released so that it is added to the Blockchain before the target user’s legitimate transaction. Once the block the attacker mines is accepted, the legitimate transaction will not be accepted and the honest user will not receive the tokens, thereby being out of a payment. Typically, developers and users who accept “quick transactions” (transactions that are accepted before the counterparty can confirm that the transaction has been written to the correct version of the Blockchain) when accepting payment on the network are vulnerable to this type of attack. These attacks can be avoided by requiring that several additional network operations be written to the Blockchain after any transaction before considering that transaction complete; however, bit developers may be incentivized not to do so to allow for quicker processing of network operations on their application.

Such attacks may materially and adversely affect Blockchains recording the ownership of Portfolio Crypto Assets, which may in turn materially and adversely affect the transfer or storage of Portfolio Crypto Assets. As a result of these and other risks of malicious attacks, there can be no assurances that the transfer or storage of Portfolio Crypto Assets will be uninterrupted or fully secure. Any such interruption or security failure may result in impermissible transfers of Portfolio Crypto Assets and/or loss of Portfolio Crypto Assets.

The networks underlying the Portfolio Crypto Assets rely on software and programming that is complex, and if this software contains undetected errors, the value of the Portfolio Crypto Assets and the Shares could be adversely affected.

The networks underlying the Portfolio Crypto Assets rely on software that is highly complex. Any errors, bugs or defects discovered in the software on which these networks rely could result in harm to the reputations of these networks, loss of developers or users on those networks, and, in turn, loss in value of Portfolio Crypto Assets and the Shares. In the past, for example, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. In addition, the cryptography underlying a digital asset held by the Trust could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the digital assets held by the Trust, which would adversely affect an investment in the Shares.

The Sponsor may experience loss or theft of its Portfolio Crypto Assets during the transfer of Portfolio Crypto Assets from the Custodian to the Sponsor or to Crypto Asset trading venues.

Under certain circumstances, the Sponsor may gain control of the Trust’s Portfolio Crypto Assets. These circumstances may include withdrawals of its Portfolio Crypto Assets by the Sponsor in order to send Portfolio

Crypto Assets to certain trading counterparties or to approved Crypto Asset trading venues in order to make certain types of trades. The ability to gain temporary control of even a portion of the Portfolio Crypto Assets is restricted to a limited number of authorized personnel of the Sponsor. The withdrawal process requires that one authorized person initiate a request for the withdrawal of Portfolio Crypto Assets from the Custodian and that a second authorized person approve the withdrawal before the Custodian will process the request. A video call with the necessary authorized personnel of the Sponsor is then required for confirmation of the withdrawal before the Custodian will complete the withdrawal request. Once the Custodian processes the transaction, the Sponsor has the ability to send the withdrawn Portfolio Crypto Assets to the delivery address of trading counterparties or trading venues. During any such transfer, the Portfolio Crypto Assets may be vulnerable to security breaches, including hacking and other efforts to obtain the Portfolio Crypto Assets, as well as the risk that while Portfolio Crypto Assets are under the Sponsor’s control, an employee of the Sponsor could access and obtain the Portfolio Crypto Assets. Some of these attempts to obtain the Portfolio Crypto Assets may be successful, and the Sponsor may lose some or all of the transferred Portfolio Crypto Assets. In addition, Portfolio Crypto Assets transferred to exchanges or other trading venues or protocols are subject to increased risk of loss or theft due to reliance on the security procedures of the trading venue (when the Portfolio Crypto Assets are no longer in the custody of the Custodian) and because the same withdrawal procedures required by the Custodian, which are designed to reduce the risk of error or theft, may not be required by trading venues.

The Custodian may experience loss or theft of the Portfolio Crypto Assets.

The Custodian may experience malicious attacks seeking to identify and exploit weaknesses in its software and gain access to the Portfolio Crypto Assets. Some of these attempts to obtain the Portfolio Crypto Assets may be successful, and the Custodian may lose some or all of the transferred Portfolio Crypto Assets. As a result of the risk of malicious attacks, there can be no assurances that the storage of Portfolio Crypto Assets with the Custodian will be uninterrupted or fully secure. Any such security failure may result in impermissible transfers of Portfolio Crypto Assets and/or loss of Portfolio Crypto Assets.

The Blockchains on which ownership of Portfolio Crypto Assets are recorded are dependent on the efforts of third parties acting in their capacity as the Blockchain transaction Miners or validators, and if these third parties fail to successfully perform these functions, the operation of the Blockchains that record ownership of Portfolio Crypto Assets could be compromised.

Blockchain Miners or validators maintain the record of ownership of Portfolio Crypto Assets. If these entities suffer from cyberattacks or other security incidents (whether from hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, the inadvertent transmission of computer viruses or other malware, other forms of malicious attacks, malfeasance or negligent acts of its personnel, or via other means, including phishing attacks and other forms of social engineering), or for financial or other reasons cease to perform these functions, the functioning of the Blockchains on which the ownership of Portfolio Crypto Assets is recorded and the valuation based may be jeopardized. Any such interruption could result in impermissible transfers of Portfolio Crypto Assets and/or loss of Portfolio Crypto Assets and/or their value.

In addition, over the past several years, digital asset Mining operations have evolved from individual users Mining with computer processors, graphics processing units and first-generation application specific integrated circuit (“ASIC”) machines to “professionalized” Mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset Mining operations are not sufficiently high, digital asset Miners are more likely to immediately sell tokens earned by Mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

The technology underlying Crypto Asset and Blockchain technology is subject to a number of known and unknown technological challenges and risks that may prevent wide adoption and use of the Portfolio Crypto Assets, which may negatively affect the value of Portfolio Crypto Assets and the Shares.

The Blockchain technology used in connection with Portfolio Crypto Assets, which is sometimes referred to as “distributed ledger technology,” is a relatively new, untested and evolving technology. It represents a novel combination of several concepts, including a publicly available database or ledger that represents the total ownership of the currency at any one time, novel methods of authenticating transactions using cryptography across distributed network nodes that permit decentralization by eliminating the need for a central clearing-house while guaranteeing that transactions are irreversible and consistent, differing methods of incentivizing this authentication by the use of blocks of new tokens issued as rewards for the validator of each new block or transaction fees paid by participants in a transaction to validators, and hard limits on the aggregate amount of currency that may be issued. As a result of the new and untested nature of cryptocurrency and Blockchain technology, the Portfolio Crypto Assets are vulnerable to risks and challenges, both foreseen and unforeseen. Examples of these risks and challenges include:

•
Scalability is a challenge for platforms working with large Blockchains, because addition of records to a Blockchain requires the network to achieve consensus through a transaction validation mechanism, which often involves redundant and extensive computation, processing of transactions is slower than that achieved by a central clearing-house, and delays and bottlenecks in the clearance of transactions may result as the cryptocurrency expands to a greater number of users.
•
To the extent incentive payments are used to incentivize the validation of a transaction or record to a block on the Blockchains that record ownership of the Portfolio Crypto Assets, these fees may spike during times of high transaction volume. We believe that these rewards do not warrant validator registering as a broker-dealer, as discussed in the section “Item 1. Business—Overview of Government Regulation”; however, there is no guarantee that regulatory agencies will agree with our position.
•
Generally, blocks cannot be removed from a Blockchain, but during the validation process for large Blockchains, competing Blockchains may arise with respect to the last few blocks on the Blockchain. As a result, a block is often not considered to be irreversibly on the Blockchain until several additional blocks have been added to it and occasionally blocks with a handful of confirmations can be dropped and modified.
•
Although Blockchains are generally considered reliable, they are subject to certain attacks as described above under “—The Blockchains on which ownership of Portfolio Crypto Assets are recorded and the Portfolio Crypto Assets themselves may be the target of malicious cyberattacks or may contain exploitable flaws in their underlying code, which may result in security breaches, the loss or theft of Portfolio Crypto Assets or the decline in value of Portfolio Crypto Assets.”
•
The software related to the Blockchains on which ownership of Portfolio Crypto Assets is recorded may either increase or decrease the incentive payments paid to Miners or validators required to complete transactions, which could materially and adversely affect the transfer or storage of Portfolio Crypto Assets. In addition, changes could also reduce the number of Miners or validators on the Blockchains on which ownership of Portfolio Crypto Assets is recorded—which could possibly leave these Blockchains increasingly vulnerable to a 51% attack.
•
Because the Blockchains on which ownership of Portfolio Crypto Assets are recorded are public Blockchains, malicious users may freely view and access and interact with key components of these Blockchains.

Although there may be solutions that have been proposed and implemented to these and other challenges facing various cryptocurrencies, the effectiveness of these solutions has not been proven. Further, other challenges may arise in the future that we cannot predict. For example, advances in cryptography and/or technical advances, such as the development of quantum computing, could present risks to the Blockchains on which ownership of the Portfolio Crypto Assets is recorded and the Portfolio Crypto Assets by undermining or vitiating the cryptographic consensus mechanism that underpins the Blockchain protocols. Similarly, legislatures and regulatory agencies could prohibit the use of current and/or future cryptographic protocols which could limit the utility and value of the Portfolio Crypto Assets and, in turn, the Shares, resulting in a significant loss of value or the termination of Portfolio Crypto Assets. Accordingly, the further development and future viability of cryptocurrency in general or specific cryptocurrencies, such as the Portfolio Crypto Assets, is uncertain, and unknown challenges may prevent their wider adoption.

The technology underlying cryptocurrency and Blockchain technology is subject to a number of industry-wide challenges and risks relating to consumer acceptance of Blockchain technology. The slowing or stopping of the development or acceptance of Blockchain networks and Blockchain assets would have an adverse material effect on the value of the Portfolio Crypto Assets and the Shares.

The growth of the Blockchain industry in general, as well as the Blockchain networks on which the Portfolio Crypto Assets will rely, is subject to a high degree of uncertainty regarding consumer adoption and long-term development. The factors affecting the further development of the cryptocurrency and Crypto Asset industry, as well as Blockchain networks, include, without limitation:

•
worldwide growth in the adoption and use of digital assets and other Blockchain technologies;
•
government and quasi-government regulation of digital assets and their use, or restrictions on or regulation of access to and operation of Blockchain networks or similar systems;
•
the maintenance and development of the open-source software protocol of Blockchain networks;
•
changes in consumer demographics and public tastes and preferences;
•
the availability and popularity of other forms or methods of buying and selling goods and services, or trading assets including new means of using government-backed currencies or existing networks;
•
the extent to which current interest in cryptocurrencies represents a speculative “bubble”;
•
general economic conditions in the United States and the world;
•
the regulatory environment relating to cryptocurrencies and Blockchains; and
•
a decline in the popularity or acceptance of cryptocurrencies or other Blockchain-based tokens.

The digital assets industries as a whole have been characterized by rapid changes and innovations and are constantly evolving. Although they have experienced significant growth in recent years, the slowing or stopping of the development, general acceptance and adoption and usage of Blockchain networks and Blockchain assets may negatively affect the value of Portfolio Crypto Assets and the Shares.

In addition, the creation of digital assets as a medium of exchange is not the sole purpose of some digital networks on which Portfolio Crypto Assets are used. The Ethereum network, for example, is a digital decentralized ledger protocol that powers smart contracts. The differing focus of any such digital asset could affect its growth and acceptance by users, which may negatively affect its expansion and an investment in the Shares.

The Blockchain network on which ownership and transfer of Portfolio Crypto Assets are recorded utilizes code that is subject to change at any time. These changes may negatively affect the value of the Portfolio Crypto Assets and the Shares.

In addition to the aforementioned risks regarding development and acceptance of Blockchain networks or the price of Blockchain assets that may negatively affect the Blockchain networks that record ownership of the Portfolio Crypto Assets, other changes such as upgrades to these Blockchains, Hard Forks, or a change in how transactions are confirmed on these Blockchains may have unintended, adverse effect. These changes may occur at any time and may cause problems with the Blockchain networks that record the ownership of the Portfolio Crypto Assets. Any such changes could, as a result, negatively affect the value of the Portfolio Crypto Assets and the Shares.

Changes in the governance of a cryptocurrency Blockchain network may not receive sufficient support from users and Miners, which may negatively affect that Blockchain network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Bitcoin and Ethereum networks, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized cryptocurrency network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized cryptocurrency networks, such as the Bitcoin network, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and Miners adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset. As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on cryptocurrency networks. This could, in turn, have a materially negative effect on the value of the Portfolio Crypto Assets and the Shares.

The long-term viability of cryptocurrencies is unknown, and this could negatively impact the value of cryptocurrencies.

Cryptocurrencies are a new and relatively untested product. There is considerable uncertainty about their long-term viability, which could be affected by a variety of factors, including many market-based factors such as economic growth, inflation, and others. In addition, the success of cryptocurrencies will depend on the long-term utility and economic viability of Blockchain and other new technologies related to cryptocurrencies. Due in part to these uncertainties, the price of cryptocurrencies is volatile and cryptocurrencies may be hard to sell. The Trust and the Sponsor do not control any of these factors, and therefore may not be able to control the ability of any cryptocurrency to maintain its value.

The growth of this industry in general, and the use of cryptocurrencies in particular, are subject to a high degree of uncertainty. The factors affecting the further development of this industry, as well as the Trust, include:

•
continued worldwide growth in the adoption and use of cryptocurrencies;
•
general economic conditions, as well as government and quasi-government regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of cryptocurrency trading systems;
•
changes in consumer demographics and public preferences;
•
the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using government-issued currencies; and
•
negative consumer sentiment and perception of cryptocurrencies.

Cryptocurrency networks face significant scaling challenges and efforts to increase the volume of transactions may not be successful.

Many cryptocurrency networks face significant scaling challenges due to the fact that public Blockchains generally face a tradeoff regarding security and scalability. One means through which public Blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given cryptocurrency network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given cryptocurrency network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a cryptocurrency network may be limited in the number of transactions it can process by the capabilities of each single fully participating node, and in an effort to increase the volume of transactions that can be processed on a given cryptocurrency network, many cryptocurrencies are being upgraded with various features to increase the speed and throughput of digital asset transactions.

As corresponding increases in throughput lag behind growth in the use of cryptocurrency networks, average fees and settlement times may increase considerably. For example, the number of transactions on the Bitcoin network has led to increased transaction fees. Increased fees and decreased settlement speeds could preclude certain uses for cryptocurrencies (e.g., micropayments), and could reduce demand for, and the price of, cryptocurrencies, which could adversely impact the value of the Shares.

Many developers are actively researching and testing scalability solutions for public Blockchains that do not necessarily result in lower levels of security or decentralization. However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of the Bitcoin Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Security threats could result in a loss of the Trust’s digital assets and adversely affect an investment in the Trust.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the digital asset exchange markets. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm the Trust’s operations or result in loss of the Trust’s digital assets. Any breach of the Sponsor’s infrastructure could result in damage to its reputation which could adversely affect an investment in the Trust. Furthermore, as the Trust’s assets grow, it may become a more appealing target for security threats such as hackers and malware.

The security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, or otherwise, and, as a result, an unauthorized party may obtain access to the Sponsor’s private keys, data or Portfolio Crypto Assets. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor to disclose sensitive information in order to gain access to the Sponsor’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of the Sponsor’s security system occurs, the market perception of the effectiveness of the Sponsor’s security system could be harmed, which could adversely affect an investment in the Trust.

In the event of a security breach, the Sponsor or the Trust may be forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect an investment in the Trust.

Cryptocurrencies are subject to volatile price fluctuations which can impact investments in the Trust.

Prices of cryptocurrencies have fluctuated widely for a variety of reasons including uncertainties in government regulation and may continue to experience significant price fluctuations. Since the inception of the Trust, volatility has had a significant impact on the fair market value of the Portfolio Crypto Assets, to date resulting in a large positive change in the Trust’s net realized and unrealized gain on investment in digital assets. For example, the average price of Bitcoin, the Trust’s primary Portfolio Crypto Asset, increased from an average of $8,119.40 a Bitcoin during the period from November 22, 2017 (the inception of the Trust) to December 31, 2018 to an average of $11,107.74 a Bitcoin during the period from January 1, 2020 to December 31, 2020 to an average of $47,422.06 a Bitcoin during the period from January 1, 2021 to December 31, 2021. There can be no assurance, however, that ongoing volatility will continue to positively impact the value of the Portfolio Crypto Assets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Portfolio Crypto Asset Prices.”

Several factors may affect the price of cryptocurrencies, including:

•
Total cryptocurrencies in existence;
•
Global cryptocurrency supply and demand;
•
Investors’ expectations with respect to the rate of inflation of fiat currencies;
•
Currency exchange rates;
•
Interest rates;
•
Cryptocurrency market fragmentation and consolidation;
•
Fiat currency withdrawal and deposit policies of cryptocurrency exchanges and liquidity of such exchanges;
•
Interruptions in service from or failure of major cryptocurrency exchanges;
•
Cyber theft of cryptocurrencies from online cryptocurrency wallet providers, or news of such theft from such providers, or theft from individual cryptocurrency wallets;

•
Investment and trading activities of hedge funds and other large cryptocurrency investors;
•
Monetary policies of governments, trade restrictions, currency devaluations and revaluations;
•
Regulatory measures, if any, that restrict or facilitate the ability to buy, sell or hold cryptocurrencies or use cryptocurrencies as a form of payment;
•
Availability and popularity of businesses that provide cryptocurrency-related services;
•
Maintenance and development of the open-source software protocol of the cryptocurrency network;
•
Increased competition from other forms of cryptocurrency or payments services;
•
Global or regional political, economic or financial events and uncertainty;
•
Manipulative trading activity on cryptocurrency exchanges, which are largely unregulated;
•
The adoption of such cryptocurrencies as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the applicable cryptocurrency;
•
Forks in the applicable cryptocurrency network;
•
Consumer preferences and perceptions of such cryptocurrency specifically and cryptocurrencies generally;
•
An active derivative market for such cryptocurrency or for cryptocurrencies generally;
•
Fees associated with processing a transaction of such cryptocurrency and the speed at which such transactions are settled; and
•
Decreased confidence in cryptocurrency exchanges due to the unregulated nature and lack of transparency surrounding the operations of cryptocurrency exchanges.

If cryptocurrency markets continue to be subject to sharp fluctuations, Shareholders may experience losses as the value of the Trust’s investments decline. Even if Shareholders are able to hold their Shares in the Trust for the long-term, their Shares may never generate a profit, since cryptocurrency markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations. In addition, Shareholders should be aware that there is no assurance that cryptocurrencies will maintain their long-term value in terms of future purchasing power.

If a Shareholder contributes to the Trust in cryptocurrency, the number of Shares the Shareholder ultimately receives will depend on the value of the cryptocurrency at the time of admission to the Trust. Shareholders are admitted periodically. There may be considerable differences in the value of a cryptocurrency from the time the cryptocurrency is contributed by a Shareholder to the Trust (or its agent) and the time the cryptocurrency is valued for purposes of determining the number of Shares received. For the avoidance of doubt, if the value of a cryptocurrency declines after a Shareholder contributes the cryptocurrency and before the cryptocurrency is valued, the number of Shares the Shareholder receives may decline, potentially significantly. All cryptocurrencies will be valued in accordance with the Trust’s valuation policies and procedures at the time of the valuation. The functional currency of the Trust is U.S. dollars.

Transactions in cryptocurrencies may be irreversible even if they are fraudulent or accidental transactions.

Transactions in cryptocurrencies may be irreversible, and, accordingly, losses due to fraudulent or accidental transactions may not be recoverable. If there is an error and a transaction occurs with the wrong account, to the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the cryptocurrencies through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred cryptocurrencies. To the extent that the Trust is unable to seek redress for such error or theft, such loss could result in the total loss of a Shareholder’s investment in the Trust.

The Shareholder is solely responsible for providing the Trust or its agent with accurate information with respect to its digital wallet and sending the Shareholder’s contributions to the Trust’s correct digital wallet address. If a

Shareholder’s contributions are sent to the wrong wallet address or are not delivered to the Trust, the Trust will have no liability to the Shareholder. If information provided by a Shareholder proves incorrect, and as a result, cryptocurrencies are not delivered to the Trust, the Trust will have no liability to the Shareholder for the Trust’s good faith reliance on such misinformation.

The market for Crypto Assets is characterized by shallow trade volumes, extreme hoarding, low liquidity and high bankruptcy risk.

By some comparisons, the market for cryptocurrencies, by trade volume, is very shallow. Many coins may also be hoarded by a few owners. Ownership concentration can be high which creates greater market liquidity risk as large blocks of cryptocurrencies are difficult to sell in a timely and market-efficient manner and well-connected customers can gain preferential treatment in order execution. The daily trade volume of cryptocurrencies is a fraction of total cryptocurrencies mined. The lack of a robust and regulated derivatives market for most cryptocurrencies means that market participants do not have a broad basket of tools at their disposal, making hedging difficult.

Cryptocurrencies can be subject to permanent loss due to unsecure local storage sites, malware and data loss.

Similar to fiat currencies, cryptocurrencies are susceptible to theft, loss and destruction. Destruction of the physical media storing private keys can result in a total and permanent loss of the cryptocurrency from the market. While traditional financial products have strong consumer protections, there is no intermediary that can limit consumer loss in connection with cryptocurrencies.

Certain cryptocurrencies may rely on a public or third-party Blockchain and the success of such Blockchain may have a direct impact on the success and value of cryptocurrencies held by the Trust.

Some cryptocurrencies are built on existing third-party Blockchains and are partly dependent on the effectiveness and success of such Blockchains, as well as the success of other Blockchain and decentralized data storage systems that are being used by the issuer of the cryptocurrencies. There is no guarantee that any of these systems or their sponsors will continue to exist or be successful. This could lead to disruptions of the operations of the Trust and could negatively affect the Shares.

Cryptocurrencies held by the Trust may be negatively affected by technological advances that undermine the cryptographic consensus mechanism underpinning Blockchain and distributed ledger protocols.

Advances in cryptography or technical advances such as the development of quantum computing could present risks to the viability of cryptocurrencies and the Trust by undermining or vitiating the cryptographic consensus mechanism that underpins Blockchain and distributed ledger protocols. Similarly, legislatures and regulatory agencies could prohibit the use of current and/or future cryptographic protocols which could limit the use of cryptocurrencies, resulting in a significant loss of value of the Shares.

The value of cryptocurrencies may be subject to momentum pricing and therefore, an inaccurate valuation.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. The price of a cryptocurrency is determined primarily using data from various currency exchanges, over-the-counter markets, and derivative platforms. Momentum pricing of cryptocurrencies has resulted, and may continue to result, in speculation regarding future appreciation in the value of cryptocurrencies, thereby inflating and making more volatile the price of such cryptocurrencies. Cryptocurrencies that lead the market are subject to even more speculation. Generally, the Trust tracks the Index and therefore largely invests in the top 10 cryptocurrencies in the cryptocurrency market and therefore is susceptible to increased price fluctuations in part from momentum pricing.

The Sponsor is solely responsible for determining the value of Portfolio and Shares in accordance with the Trust Agreement, and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor will determine the value of the Trust’s assets and Share price in accordance with the terms of Article 6 of the Trust Agreement. The Sponsor has not engaged a third-party calculation agent. The Sponsor calculates the price and sends it to Theorem Trust Fund Services LLC who then uses that information to calculate the NAV. The NAV of the Trust is calculated by summing the assets and liabilities and the NAV Per Share is calculated by dividing the total NAV by the shares outstanding. To the extent that these calculations are not made correctly, the Sponsor may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

Competition from the emergence or growth of other cryptocurrencies or methods of investing in cryptocurrencies could have a negative impact on the price of Portfolio Crypto Assets and adversely affect the value of the Shares.

Shareholders may invest in cryptocurrencies through means other than the Shares, including through direct investments in cryptocurrencies and other potential financial vehicles, possibly including securities backed by or linked to one or more cryptocurrencies and cryptocurrency financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in such cryptocurrency directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of one or more cryptocurrencies are formed and represent a significant proportion of the demand for any particular cryptocurrency, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding such cryptocurrency, could negatively affect the any of the cryptocurrency reference rates, the cryptocurrency holdings, the price of the Shares, the NAV and the NAV Per Share.

Failure of funds that hold cryptocurrencies or that have exposure to cryptocurrencies through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Shares.

There have been a growing a number of attempts to list on national securities exchanges the shares of funds that hold cryptocurrencies or that have exposures to cryptocurrencies through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for cryptocurrencies and related products. While the SEC gave approval to the first set of funds linked to Crypto Asset derivatives with the launches of the ProShares Bitcoin Strategy ETF (BITO), Valkyrie Bitcoin Strategy ETF (BTF), and VanEck Bitcoin Strategy ETF (XBTF) in the fourth quarter of 2021, the SEC previously denied repeated requests for funds that hold Crypto Assets or that have exposures to Crypto Assets through derivatives, including a request submitted in connection with a fund operated by the Sponsor. The exchange listing of shares of cryptocurrency funds would create more opportunities for institutional and retail investors to invest in the cryptocurrency market. If exchange-listing requests are not ultimately approved by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for cryptocurrencies generally and therefore adversely affect the value of the Shares.

The value of the Trust’s cryptocurrencies is dependent, directly or indirectly, on prices established by cryptocurrency exchanges and other cryptocurrency trading venues, which are new and, in most cases, largely unregulated.

Cryptocurrency exchanges and other trading venues on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for securities, derivatives and other currencies. Much of the daily trading volume of cryptocurrencies is conducted on poorly capitalized, unregulated, unaudited and unaccountable exchanges located outside of the United States where there is little to no regulation governing trading. Such exchanges may engage in unethical practices that may have a significant impact on cryptocurrency pricing, such as front-running, wash trades and trading with insufficient funds. To the extent that the cryptocurrency exchanges or other cryptocurrency trading venues are involved in fraud or experience security failures or other operational issues, this could result in a reduction in the cryptocurrency market prices and adversely affect an investment in the Trust. The SEC, in March 2017, stated that cryptocurrency exchanges currently lack the ability to enter into surveillance-sharing agreements with significant, regulated markets for trading in cryptocurrencies thereby lacking the ability to detect and deter price manipulation. Although there has been improvement on this front with the self-certification of certain Bitcoin futures contracts resulting in information sharing agreements between certain futures markets and several cryptocurrency exchanges, regulators still lack the ability to surveil many cryptocurrency exchanges. In addition, users transacting on cryptocurrency trading platforms do not receive many of the market protections that they would when transacting through broker-dealers on registered securities exchanges or alternative trading systems, such as best execution, prohibitions on front running, short sale restrictions, and custody and capital requirements.

During the past few years, a number of cryptocurrency exchanges have been closed due to fraud, business failure or security breaches. In many of these instances, the customers of the closed cryptocurrency exchanges were not compensated or made whole for the partial or complete losses of their account balances in such cryptocurrency exchanges.

Cryptocurrency prices on public cryptocurrency exchanges have been volatile and subject to influence by many factors including the levels of liquidity on the exchanges specifically and on the cryptocurrency exchange market generally. Even the largest exchanges have been subject to operational interruption (e.g., thefts of cryptocurrencies from operational or “hot” wallets, suspension of trading on exchanges due to distributed denial of service attacks by hackers and/or malware and bankruptcy proceedings or cessation of services by exchanges), limiting the liquidity of cryptocurrencies on the affected cryptocurrency exchange and resulting in volatile prices and a reduction in confidence in the cryptocurrency exchange market generally. The price of cryptocurrencies on public exchanges may also be impacted by policies on or interruptions in the deposit or withdrawal of fiat currency into or out of larger cryptocurrency exchanges.

On large cryptocurrency exchanges, users may buy or sell cryptocurrencies for fiat currency or transfer cryptocurrencies to other wallets. Operational limits (including regulatory, exchange policy or technical or operational limits) on the size or settlement speed of fiat currency deposits by users into cryptocurrency exchanges may (1) reduce demand on such exchanges, resulting in a reduction in the cryptocurrency price on such exchange or (2) reduce supply on such exchanges, potentially resulting in a temporary increase in the cryptocurrency price on such exchange during the existence of such operational limits. To the extent that fees for the transfer of cryptocurrencies either directly or indirectly occur between cryptocurrency exchanges, the impact on cryptocurrency prices of operation limits on fiat currency deposits and withdrawals may be reduced by “exchange shopping” among cryptocurrency exchange users. For example, a delay in U.S. Dollar withdrawals on one site may temporarily increase the price on such site by reducing supply (i.e., sellers transferring cryptocurrencies to another exchange without operational limits in order to settle sales more rapidly), but the resulting increase in price will also reduce demand because bidders on cryptocurrencies will follow increased supply on other cryptocurrency exchanges not experiencing operational limits. To the extent that users are able or willing to utilize or arbitrage prices between more than one cryptocurrency exchange, exchange shopping may mitigate the short-term impact on and volatility of cryptocurrency prices due to operational limits on the deposit or withdrawal of fiat currency into or out of larger cryptocurrency exchanges.

These risks also apply to other cryptocurrency trading venues, including over-the-counter markets and derivatives platforms, which may be used by public cryptocurrency exchanges and therefore by the Sponsor in calculating the net asset value of the Trust.

The Trust is designed to have limited exposure to individual trading venue interruptions by using multiple data sources and liquidity providers. Despite efforts to ensure accurate pricing, the Trust, and the price of cryptocurrencies generally, remains subject to volatility experienced by the cryptocurrency exchanges and other cryptocurrency trading venues. Such volatility can adversely affect an investment in the Trust. The value of cryptocurrencies is also dependent on the availability of exchanges on which to buy and sell such assets. If exchanges for cryptocurrencies became increasingly sparse, then there would be a material adverse impact on the value of cryptocurrencies and an investment in the Trust.

Cryptocurrencies have vulnerabilities which may adversely affect their value.

Instability in the cryptocurrency exchange market and the closure or temporary shutdown of cryptocurrency exchanges due to fraud, business failure, hackers, malware, or government-mandated regulation may reduce confidence in the cryptocurrency exchange market and result in greater volatility in cryptocurrency prices. Since the Index uses cryptocurrency prices published on public cryptocurrency exchanges, the failure, closure, or manipulation of such exchanges could adversely affect an investment in the Trust which relies on the Index for its investment strategy.

A temporary or permanent “fork” could adversely affect the value of the Shares.

Many cryptocurrency networks operate using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and Miners of the cryptocurrency adopt the modification. When a modification is introduced and a substantial majority of users and Miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and Miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be a Hard Fork, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the cryptocurrency running in parallel, yet lacking interchangeability.

Forks may also occur as a network community’s response to a significant security breach. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and Miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and Miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork.

Furthermore, a Hard Fork can lead to new security concerns, as a result of, for example, inherent decrease in the level of security due to significant amounts of Mining power remaining on one network or migrating instead to the new forked network. After a Hard Fork, it may become easier for an individual Miner or Mining pool’s hashing power to exceed 50% of the processing power of the cryptocurrency network that retained or attracted less Mining power, thereby making cryptocurrencies that rely on PoW more susceptible to attack. A future fork in the network of a Portfolio Crypto Asset could adversely affect the value of the Shares or the ability of the Trust to operate.

Banks may not provide banking services, or may cut off banking services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment.

The inability or difficulty of securing banking services could damage the public perception of cryptocurrencies and the utility of cryptocurrencies as a payment system. It could also decrease the price of cryptocurrencies and adversely affect an investment in the Trust.

A number of companies that provide cryptocurrency-related services have been unable to find banks that are willing to provide them with bank accounts and banking services. Similarly, a number of such companies have had their existing bank accounts closed by their banks. Banks may refuse to provide bank accounts and other banking services to cryptocurrency-related companies or companies that accept cryptocurrencies for a number of reasons, such as perceived compliance risks or costs. If the Sponsor or the Trust is unable to secure bank accounts or banking services, it could have a material adverse effect on the Sponsor’s ability to manage the Trust and the ability of the Trust to continue operations.

The impact of geopolitical events on the supply and demand for cryptocurrencies is uncertain and may negatively impact investments in the Trust.

As an alternative to fiat currencies that are backed by central governments, digital assets such as cryptocurrencies, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises, events and trends may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Large-scale sales of cryptocurrencies would result in a reduction in the value of cryptocurrencies and adversely affect an investment in the Trust.

The further development and acceptance of the cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies, which represents a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies to, among other things, buy and sell goods and services, is part of a new and rapidly evolving industry that employs digital assets based upon a computer-generated mathematical and/or cryptographic protocol. The growth of this industry in general, and the use of cryptocurrencies in particular, are subject to a high degree of uncertainty. Many networks are still in the process of developing and making significant decisions, such as decisions that will affect policies that govern the supply and issuance of their respective Crypto Assets.

The factors affecting the further development of the industry, include, but are not limited to:

•
Continued worldwide growth in the adoption and use of cryptocurrencies;
•
Governmental and quasi-governmental regulation of cryptocurrencies and other digital assets and their use, or restrictions on or regulation of access to and operation of cryptocurrency exchanges or similar digital asset trading venues;
•
Changes in consumer demographics and public tastes and preferences;
•
The maintenance and development of the open-source software protocol of cryptocurrency exchanges;
•
The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•
General economic conditions and the regulatory environment relating to digital assets; and
•
Negative consumer sentiment and perception of cryptocurrencies generally.

The slowing or stopping of the development or acceptance of these protocols may adversely affect an investment in the Trust.

In addition, the open-source structure of many Crypto Asset Network protocols means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular network. A failure to properly monitor and upgrade the protocol of a particular digital asset could damage that network, which could adversely affect the value of Portfolio Crypto Assets and the Shares.

Shareholders may not receive the benefits of any forks or Airdrops.

In addition to forks, a digital asset may become subject to an Airdrop. In an Airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. Shareholders may not receive the benefits of any forks, and the Trust may not choose, or be able, to participate in an Airdrop. There may be operational, securities law, regulatory, legal and practical issues with accepting such assets. Additionally, laws, regulation or other factors may prevent Shareholders from benefitting from such forks or Airdrops. For example, it may be illegal to sell or otherwise dispose of such assets, or there may not be a suitable market into which such assets can be sold (immediately after the fork or Airdrop, or ever).

In the event of a Hard Fork of the network of a digital asset held by the Trust, the Sponsor will use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a Hard Fork affecting a Portfolio Crypto Asset, the Sponsor will use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of such network, is generally accepted as the network for such digital asset and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of such digital asset, users, services, businesses, Miners and other constituencies, as well as the actual continued acceptance of, Mining power on, and community engagement with, the network of such digital asset. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result.

Any name change and any associated rebranding initiative by the core developers of a Portfolio Crypto Asset may not be favorably received by the digital asset community, which could negatively impact the value of such digital asset and an investment in the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives or changes in how such assets are used. We cannot predict the impact of any name change and any associated rebranding initiative on the relevant digital asset. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of the relevant digital asset and an investment in the Shares.

The Trust’s investments in Portfolio Crypto Assets may be illiquid.

It may be difficult or impossible for the Trust to sell Portfolio Crypto Assets. Digital assets are also often difficult to value and market prices for digital assets have experienced significant volatility in comparison to more liquid investments in other asset classes, such as equities. This could adversely affect the price at which the Trust is able to sell Portfolio Crypto Assets, if it is able to do so at all.

The Trust purchases digital assets from various counterparties and if one of these counterparties were to become insolvent or otherwise default on its obligations to the Trust, it could result in financial loss and business disruption.

The Trust purchases digital assets from approved counterparties that include exchanges, electronic trading systems that seek liquidity from multiple trading venues, and market making firms known as “over the counter” or “OTC” trading desks. The Trust faces the risk that one or more of its institutional counterparties may fail to fulfill their contractual obligations to the Trust. For example, it is possible that a counterparty would not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss. Such “counterparty risk” is accentuated for digital assets where the Trust has concentrated its transactions with a single or small group of counterparties. The Trust is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Moreover, the Trust has no internal credit function that evaluates the creditworthiness of its counterparties.

A counterparty may default on its obligations to the Trust for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures, regulatory actions against the counterparty or insolvency. Counterparty defaults or limitations on their ability to do business with the Trust could result in financial losses or hamper the Trust’s ability to do business or manage the risks to its business. In addition, if the Trust is unable to replace a defaulting counterparty that performs services critical to the Trust’s business, it could adversely affect the Trust’s ability to conduct its operations. The ability of the Trust to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparty’s financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Trust.

Risks Related to Bitcoin and Ethereum

In addition to the risks noted above regarding cryptocurrencies in general, the following risk factors are specific to Bitcoin and Ethereum, the two primary Portfolio Crypto Assets held by the Trust.

Currently, there is limited use of Bitcoin in the retail and commercial marketplace in comparison to relatively extensive use by speculators, thus contributing to price volatility that could adversely affect an investment in the Trust.

As relatively new products and technologies, Bitcoin and the Bitcoin network (a peer-to-peer Bitcoin computer network (the “Bitcoin Network”)) have only recently become selectively accepted as a means of payment for goods and services by many commercial outlets, and use of Bitcoin by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for Bitcoin transactions; process wire transfers to or from Bitcoin exchanges, Bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in Bitcoin. Conversely, a significant portion of Bitcoin demand is generated by speculators and investors seeking to profit from the short- or long-term holding of Bitcoin. Price volatility undermines Bitcoin’s role as a medium of exchange as retailers are much less likely to accept it as a form of payment. Market capitalization for Bitcoin as a medium of exchange and payment method may always be low. A lack of expansion by Bitcoin into retail and commercial markets, or a contraction of such use, may result in increased volatility which could adversely impact an investment in the Trust.

Significant Bitcoin Network contributors could propose amendments to the Bitcoin Network’s protocols and software that, if accepted and authorized by the Bitcoin Network, could adversely affect an investment in the Trust.

A small group of individuals contribute to the Bitcoin Core project on Github. This group of contributors is currently headed by Wladimir J. van der Laan, the current lead maintainer. These individuals can propose refinements or improvements to the Bitcoin Network’s source code through one or more software upgrades that alter the protocols and software that govern the Bitcoin Network and the properties of Bitcoin, including the irreversibility of transactions and limitations on the Mining of new Bitcoin. Proposals for upgrades and discussions relating thereto take place on online forums. For example, there is an ongoing debate regarding altering the Blockchain by increasing the size of blocks to accommodate a larger volume of transactions.

Although some proponents support an increase, other market participants oppose an increase to the block size as it may deter Miners from confirming transactions and concentrate power into a smaller group of Miners. To the extent that a significant majority of the users and Miners on the Bitcoin Network install such software upgrade(s), the Bitcoin Network would be subject to new protocols and software that may adversely affect an investment in the Trust. In the event a developer or group of developers proposes a modification to the Bitcoin Network that is not accepted by a majority of Miners and users, but that is nonetheless accepted by a substantial plurality of Miners and users, two or more competing and incompatible Blockchain implementations could result. This is known as a Hard Fork. In such a case, the Hard Fork in the Blockchain could materially and adversely affect the perceived value of Bitcoin as reflected on one or both incompatible Blockchains, and thus the value of the Trust’s Bitcoin.

The open-source structure of the Bitcoin Network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the Bitcoin Network and an investment in the Trust.

The Bitcoin Network operates based on an open-source protocol maintained by contributors, largely on the Bitcoin Core project on GitHub. As an open source project, Bitcoin is not represented by an official organization or authority. As the Bitcoin Network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Bitcoin Network protocol. Although the MIT Media Lab’s Digital Currency Initiative funds the current maintainer Wladimir J. van der Laan, among others, this type of financial incentive is not typical. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin Network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin Network may reduce incentives to address the issues adequately or in a timely manner. This may adversely affect an investment in the Trust.

If a malicious actor obtains control in excess of fifty (50) percent of the processing power (or aggregate hashrate) active on the Bitcoin Network, it is possible that such actor could manipulate the Blockchain in a manner that adversely affects an investment in the Trust.

If a malicious actor obtains a majority of the processing power (referred to herein as “Aggregate Hashrate”) dedicated to Mining on the Bitcoin Network or Ethereum Network, it will be able to exert unilateral control over the addition of blocks to these Blockchains. As long as the malicious actor enjoys this majority it may be able to “double-spend” its own digital asset (i.e., spend the same digital asset in two or more conflicting transactions) as well as prevent the confirmation of other digital asset transactions. If such a scenario were to materialize, it could adversely affect an investment in the Trust or the ability of the Trust to operate.

In 2014, a specific Mining pool approached and appeared to briefly exceed the threshold of fifty (50) percent of the Aggregate Hashrate on the Bitcoin Network. Reports about this incident indicate that such threshold was surpassed for only a short period, and there are no reports of any malicious activity by the Mining pool. Furthermore, pool participants appear to have redirected their hashrate in the Mining pool to other pools on a voluntary basis, which is customary when a Mining pool exceeds forty (40) percent of the Aggregate Hashrate on the Bitcoin Network. Nevertheless, the approach to and possible crossing of the fifty (50) percent threshold indicate a greater risk that a single Mining pool could exert authority over the validation of Bitcoin transactions.

To the extent that the Bitcoin ecosystem, Ethereum ecosystem, contributors and the administrators of Mining pools, do not act to ensure greater decentralization of Bitcoin or Ether Mining Aggregate Hashrate, the feasibility of a malicious actor obtaining in excess of fifty (50) percent of the Aggregate Hashrate on the Bitcoin Network or Ethereum Network (e.g., through control of a large Mining pool or through hacking such a Mining pool) will increase, which may adversely impact an investment in the Trust. Additionally, there are some academics and market participants who believe the applicable threshold required to exert authority over the Bitcoin Network or Ethereum Network could be less than fifty (50) percent, which would increase the chances of a malicious actor exerting authority over the Bitcoin Network and Ethereum Network.

If the award of Bitcoin or Ether for solving blocks and transaction fees for recording transactions are not sufficiently high to incentivize Miners, Miners may cease expending hashrate to solve blocks and confirmations of transactions on the Blockchain could be slowed temporarily. A reduction in the hashrate expended by Miners on the network could also increase the likelihood of a malicious actor obtaining control in excess of fifty (50) percent of the Aggregate Hashrate active on the network, potentially permitting such actor to manipulate the Blockchain in a manner that adversely affects an investment in the Trust or the ability of the Trust to operate.

As the amount of new Bitcoin or Ether rewarded for solving blocks declines, and if transaction fees are not sufficiently high, Miners may not have an adequate incentive to continue Mining and may cease their Mining operations. The current fixed reward for solving a new block is six and one quarter (6.25) Bitcoin per block; the reward decreased from twelve and a half (12.5) Bitcoin in May 2020. It is estimated that it will halve again in about four (4) years, and every four years until the year 2140. The current fixed reward for solving a new block is currently three (3) Ether per block; the reward decreased from five (5) Ether in October 2017. It is estimated that it will be reduced to two (2) Ether per block in the future. This recent reduction in rewards, as well as future halvings, may result in a reduction in the Aggregate Hashrate of these networks as the incentive for Miners may decrease. This would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the Blockchain until the next scheduled adjustment in difficulty for block solutions) and make the networks more vulnerable to a malicious actor obtaining control in excess of fifty (50) percent of the Aggregate Hashrate on the Bitcoin Network or Ethereum Network.

Periodically, the Bitcoin Network has adjusted the difficulty of solving blocks so that transaction processing speeds remain in the vicinity of the expected ten (10) minute confirmation time targeted by the Bitcoin Network protocol. From time to time there will be considerations and adjustments to the Ethereum Network regarding the difficulty for block solutions. Any reduction in confidence in the confirmation process or Aggregate Hashrate of the Bitcoin Network or Ethereum Network may negatively impact the value of Bitcoin or Ethereum, which will adversely impact an investment in the Trust.

As the number of Bitcoin awarded for solving a block in the Blockchain decreases, the incentive for Miners to continue to contribute hashrate to the Bitcoin Network will transition from the block reward to transaction fees. Either the requirement from Miners of higher transaction fees in exchange for recording transactions in the Blockchain or a potential change to the Bitcoin Network protocol to increase Miner compensation could impede its adoptions for transactions, such as with retail merchants and commercial businesses, resulting in a potential reduction in the price of Bitcoin that could adversely impact an investment in the Trust.

In order to incentivize Miners to continue to contribute hashrate to the Bitcoin Network, the Bitcoin Network may either formally or informally increase transaction fees earned upon solving for a block. This transition could be accomplished by Miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee. However it might come about, if transaction fees required for Bitcoin transactions become too high, the marketplace may be reluctant to accept Bitcoin as a means of payment and existing users may be motivated to switch from Bitcoin to another Digital Asset or back to fiat currency. Decreased use and demand for Bitcoin or viability for processing transactions may adversely affect their value and result in a reduction in the price of the Shares.

To the extent that the profit margins of Bitcoin Mining operations are low, operators of Bitcoin Mining operations are more likely to immediately sell Bitcoin earned by Mining, resulting in a reduction in the price of Bitcoin that could adversely impact an investment in the Trust.

Over the past two several years, Bitcoin Network Mining operations have evolved from individual users Mining with computer processors, to graphics processing units and first-generation application-specific integrated circuit processors (“ASICs”). Currently, new hashrate brought onto the Bitcoin Network is predominantly added by incorporated and unincorporated “professionalized” Mining operations. Professionalized Mining operations may use proprietary, sophisticated hardware like customized ASICs. Mining requires an investment of significant capital and expertise to acquire this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the Mining farms. As a result, professionalized Mining operations are of a greater scale than prior Bitcoin Network Miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities may require professionalized Mining operations to more immediately sell Bitcoin earned from Mining operations on one of the various Bitcoin exchanges (each a “Bitcoin Exchange” and collectively, the “Bitcoin Exchange Market”), whereas it is believed that individual Miners in past years were more likely to hold newly mined Bitcoin for more extended periods. The immediate selling of newly mined Bitcoin may increase the supply of Bitcoin on the Bitcoin Exchange Market in a material way, potentially creating downward pressure on the price of Bitcoin.

The extent to which the value of Bitcoin mined by a professionalized Mining operation exceeds the operating costs determines the profit margin of such operation. A professionalized Mining operation may be more likely to sell a higher percentage of its newly mined Bitcoin rapidly if it is operating at a low profit margin—and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold into the Bitcoin Exchange Market more rapidly, thereby potentially reducing Bitcoin prices. Lower Bitcoin prices could result in further tightening of profit margins, particularly for professionalized Mining operations with higher costs and more limited capital reserves, creating a knock-on effect that may further reduce the price of Bitcoin until Mining operations with higher operating costs become unprofitable and remove Mining power from the Bitcoin Network. The knock-on effect of reduced profit margins resulting in greater sales of newly mined Bitcoin could result in a reduction in the price of Bitcoin that could adversely impact an investment in the Trust.

The acceptance of Bitcoin Network software patches or upgrades by a significant, but not complete, percentage of the users and Miners in the Bitcoin Network could lead to a Hard Fork in the Blockchain, resulting in the operation of two separate and incompatible networks. The temporary or permanent existence of forked Blockchains could adversely impact an investment in the Trust.

Bitcoin is an open source project and, although there is an influential group of contributors in the Bitcoin community, there is no designated developer or group of developers who formally control the Bitcoin Network. Any individual can download the Bitcoin Network software and make any desired modifications, which are proposed to users and Miners on the Bitcoin Network through modifications typically posted to the Bitcoin development forum on GitHub. A substantial majority of Miners and Bitcoin users must affect those software modifications; otherwise, such Miners and Bitcoin users would become substantially less relevant to the overall Bitcoin Network. A developer or group of developers could potentially propose a modification to the Bitcoin Network that is not accepted by a vast majority of Miners and users, but that is nonetheless accepted by a substantial plurality of Miners and users. In such a case, and if the modification is not compatible with the dominant implementation of Bitcoin Network software, a Hard Fork in the Blockchain could develop, and two separate Bitcoin Networks could result, one running the pre-modification software program and the other running the modified version (i.e., a second “Bitcoin Network”). A Bitcoin network fork of this kind could materially and adversely affect the perceived value of Bitcoin as reflected on one or both incompatible Blockchains.

In the event of an upcoming modification to the Bitcoin Network that could potentially result in a Hard Fork with two separate and incompatible Bitcoin Networks, the Sponsor maintains full discretion to elect which Bitcoin Network to support. However, it is anticipated that the Sponsor will elect to support the Bitcoin Network that has the greatest cumulative computational difficulty for the forty-eight (48) hour period following a given Hard Fork, in order to engage in Bitcoin transactions and the valuation of Bitcoin. Resignations may be halted during this period. The greatest cumulative computational difficulty is defined as the total threshold number of hash attempts required to mine all existing blocks in the respective Blockchain, accounting for potential differences in relative hash difficulty.

If, at or after the time of such election, users’ and Miners’ support of the selected Bitcoin Network diminishes, this could adversely affect the value of the Trust’s Bitcoin and the value of an investment in the Trust.

The Value of Shares in the Trust relates directly to the value of Bitcoin and the Ethereum Network native Crypto Asset (Ether) held by the Trust and fluctuations in the price of Bitcoin and Ether could adversely affect an investment in the Trust.

The values of the Shares in the Trust are directly related to the value of the amount of Bitcoin and Ether held by the Trust. The prices of Bitcoin and Ether has fluctuated widely since the Crypto Assets were introduced in 2008 and 2015, respectively. Several exchange-related factors may affect the prices of Bitcoin and Ether, including:

•
Demand from people willing to acquire Bitcoin and Ether in the market, which is influenced by the growth of trading activity in the network, the amount of fees collected on network trading activity, the value derived from users being able to exert governance over the network, the expectation among participants that the value of the network will change, among other factors;
•
Supply from people willing to dispose of Bitcoin and Ether in the market, which is influenced by similar factors as the demand for acquiring tokens in the market in addition to the supply of new Bitcoin and Ether that are brought to the market according to the relevant protocol’s supply schedule;
•
Service availability on Crypto Asset Exchanges, such as but not limited to, fiat currency withdrawal and deposit policies, interruption in service for technical failure or strong market imbalances, and cyber theft or news of such theft;
•
Manipulative trading activity on Crypto Asset Exchanges, which are largely unregulated;
•
Investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in Bitcoin, Ether or other digital assets that utilize either token’s Blockchain;
•
Regulatory developments, if any, that restrict the use of the Bitcoin or the Ethereum network or the purchase of Bitcoin or Ether in the market;
•
The maintenance and development of the open-source software code of the Ethereum network; and
•
Increased competition from other platforms that allow users to program and execute smart contracts, including potential forks of the Bitcoin or Ethereum networks.

If Ether markets continue to be subject to sharp fluctuations, investors may experience losses as the value of the Trust’s investments decline. Even if investors are able to hold their Shares in the Trust for the long-term, their Shares may never generate a profit, since Crypto Asset markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations. In addition, investors should be aware that there is no assurance that Ether will maintain their long-term value in terms of future purchasing power.

Significant Ethereum Network contributors could propose amendments to the Ethereum Network’s protocols and software that, if accepted and authorized by the Ethereum Network, could adversely affect the Crypto Assets that utilize the Ethereum Network, therefore impacting the value of the Shares.

A small group of individuals contribute to the Ethereum code base on Github. This group of contributors is currently headed by Vitalik Buterin, the founder of Ether and the head of the Ethereum Foundation. These individuals can propose refinements or improvements to the Ethereum Network’s source code through one or more software upgrades that alter the protocols and software that govern the Ethereum Network and the properties of Ether, including the irreversibility of transactions and limitations on the Mining of new Ether.

Proposals for upgrades and discussions relating thereto take place on online forums. For example, on June 17, 2016, a hacker began rapidly diverting Ether from the DAO, an unincorporated organization executed on the Ethereum Network, causing approximately 3.6 million Ether—1/3 of the total Ether raised by the DAO’s offering—to move from the DAO’s Ether Blockchain address to an Ether Blockchain address controlled by the hacker. Although the diverted Ether was then held in an address controlled by the hacker, the hacker was prevented by the DAO’s code from moving the Ether from its address for 27 days.

In order to secure the diverted Ether and return it to DAO token holders, the DAO’s founders and others endorsed a Hard Fork to the Ether Blockchain. The Hard Fork called for a change in the Ether protocol on a going forward basis that would restore the DAO Token holders’ investments as if the hack had not occurred. On July 20, 2016, after a majority of the Ethereum Network adopted the necessary software updates, the new, forked Ether Blockchain became active.

A minority group, however, elected not to adopt the new Ether Blockchain created by the Hard Fork because to do so would run counter to the concept that a Blockchain is immutable. Instead they continued to use the former version of the Blockchain, which is now known as “Ethereum Classic.”

During the DAO event, the price of Ether was volatile and many users viewed the software update as contrary to the principles of a distributed system. While a majority of Miners and market participants ultimately determined to support the Hard Fork, it is possible that the Hard Fork could have affected the long-term viability of the Network and the price of Ether. It is likely that additional changes to the Ethereum Network will be proposed, and such proposals could adversely affect the price of Ether and investments in the Trust.

Ethereum is moving from a PoW Mining mechanism to a PoS Mining mechanism as part of the strategy to scale Ethereum via upgrades. Significant changes to the protocol’s core functionality and security mechanisms creates significant execution and security risks. It is possible that during or after these upgrades, bad actors could attack and, if successful, manipulate the Blockchain in a manner that adversely affects an investment in the Trust.

The Ethereum Network is in the process of implementing software upgrades and other significant changes to the protocol, including the eventual transition from its current PoW consensus mechanism to the PoS consensus mechanism it plans to use in the future (known as Ethereum 2.0). A Blockchain’s consensus mechanism is a core aspect of its functionality and these types of significant changes introduce material execution risk where failure to successfully implement could have a material impact on the value of Ether that could adversely impact an investment in the Trust.

PoS networks use a consensus mechanism that requires users to stake their ETH in order to become validators. As assets are staked in the network, a hack or theft could occur resulting in stolen staked tokens. Additionally, network centralization is a risk in PoS networks, which if achieved, could potentially permit bad actors to manipulate the Blockchain in a manner that adversely affects an investment in the Trust or the ability of the Trust to operate. Additionally, a coordinated attack on node infrastructure, if successful, could take a large amount of staked ETH offline, increasing the bad actors share of outstanding ETH. Any of these attack vectors could be exploited, and additional attack vectors could be discovered and exploited in the future, resulting in a reduction in the price of Ether that could adversely impact an investment in the Trust.

There is no guarantee that any of the mechanisms in place or being explored for future implementation will be effective in achieving their eventual goal, or how long these mechanisms will take to become effective, which could adversely impact the value of Ether that could adversely impact an investment in the Trust.

Currently, there is limited use of Ether in non-financial applications in the retail and commercial marketplace in comparison to relatively extensive use by speculators, thus contributing to price volatility that could adversely affect an investment in the Trust.

As a relatively new product and technology, most of the transactions of Ether that settle on the Ethereum Network are related to speculative use cases. More recently, as DeFi applications gained traction, a bigger share of transactions are now related to the execution of smart contracts. Nonetheless, many such smart contracts are used for speculative purposes, such as trading across Crypto Assets or obtaining leverage against pledged collateral. If the Ethereum network fails to find use cases non-related to speculation, Ether’s price volatility could remain high for a significant period of time and have an adverse impact on the Trust.

The open-source structure of the Ethereum Network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the Ethereum Network and have a negative impact on Crypto Assets that utilize the Ethereum Network, therefore impacting the value of the Trust’s Shares.

The Ethereum Network operates based on an open-source protocol maintained by contributors, largely on the Ethereum codebase on GitHub. As an open source project, Ether is not represented by an official organization or authority. As the Ethereum Network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Ethereum Network protocol.

The price of Bitcoin could decline due to circumstances outside of the control of the Trust resulting in declined demand for Bitcoin, and such decline in the price of Bitcoin could negatively impact the value of the Trust’s shares.

Circumstances outside of the control of the Trust could result in a decline in demand for Bitcoin and a resulting decrease in the price of Bitcoin. These circumstances may include: the use of Bitcoin for illegal purposes, which could result in both affirmative action taken against Bitcoin, such as governmental bans on Bitcoin, as well as a shift in public perception which could cause Bitcoin to be viewed negatively and demand for Bitcoin to decline; a decline in Bitcoin Mining activity due to regulatory action against Miners, including restrictions on Mining related to the environmental impact of Bitcoin Mining; and the potential for new or different regulatory action against Bitcoin, which could have the effect of severely dampening demand for Bitcoin. Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage. Any of these circumstances or other circumstances that affect the demand for Bitcoin could cause the price of Bitcoin to decline which could then negatively affect the value of the Trust’s shares.

Risks Related to Decentralized Finance Portfolio Crypto Assets

Certain Portfolio Crypto Assets utilize DeFi protocols, and such protocols permit holders of the protocol’s native digital asset to participate in activities such as governance voting, staking, lending and liquidity provision, in exchange for compensation. If the Trust is unable to engage in such activities, or elects not to engage in such activities, its holdings can be diluted in favor of other token holders.

The Trust holds certain Portfolio Crypto Assets that utilize DeFi protocols. To date, Ether, EOS and Tezos are Blockchain networks that allow for some level of staking at the option of the holder. Chainlink, Aave and Uniswap are crypto applications built on top of the Ethereum network which provide DeFi services through their protocols in which the holder can choose to engage, including governance, voting, staking assets, lending assets, and liquidity provision options. DeFi protocols choose to incentivize holders of the protocol’s native digital asset to actively participate in the protocol by directing rewards, such as newly minted digital assets, transaction fees, or other mechanisms, to the digital asset holder if the digital asset holder participates in certain activities. These activities can vary across protocols and may include, but are not limited to, governance voting, staking assets, lending assets or providing collateral or liquidity to the protocol.

These rewards can represent a significant share of the total supply of the digital asset, and, if the Trust is unwilling or unable to engage in such activities, the holdings of these specific assets can be diluted in favor of other token holders who opt to engage in such activities.

If the Trust decides to engage in activities allowed by some DeFi protocols such as governance voting, staking, lending and liquidity provision, the Trust may experience losses.

Certain DeFi protocols choose to incentivize holders of the protocol’s native digital asset to actively participate in the protocol by directing rewards, such as newly minted digital assets, transaction fees, or other mechanisms, to the digital asset holder if the digital asset holder participates in certain activities. These activities can vary across protocols and may include, but are not limited to, governance voting, staking assets, lending assets or providing collateral or liquidity to the protocol. As a holder of a protocol’s native digital assets, the Trust may be able to participate in such activities. Should the Trust participate in such activities, it may experience losses as a result of such activities.

To date, the only decentralized financial protocol that the Trust has participated in, including governance, voting, staking assets, lending assets and liquidity provisions, was in staking Tezos. The Index has not participated in any other DeFi protocols, including governance, voting, lending assets and liquidity provisions. To the extent that the Trust participates in any decentralized finance protocols, the Trust anticipates only participating in such protocols where the Trust has made a direct investment in the relevant decentralized finance digital asset. While the Trust currently does not participate in any staking activities, it may in the future engage in further staking activities if the Trust deems such activity to be in the best interests of shareholders.

DeFi is a nascent field and an understanding of how DeFi protocols and staking activity fit into regulatory frameworks is still developing.

The provision of financial services is a highly regulated activity. DeFi protocols are structured to provide financial services in a novel and decentralized manner, including through the use of staking. As a result, the regulations regarding DeFi protocols are not yet clear. There are a number of regulators that may exercise jurisdiction over activities such as a staking that take place on decentralized finance protocols, including but not limited to, the U.S. Securities and Exchange Commission (SEC), the Office of the Comptroller of the Currency (OCC), the Internal Revenue Service (IRS), the Financial Crimes Enforcement Network (FinCEN) and state securities regulators.

Regulators have not provided much information on the regulation of DeFi protocols, and it is unclear how regulators are currently thinking about this market, or how regulators’ considerations and concerns may evolve in the future. It is possible that in the future one or more regulators could advance rulings that would have a negative impact on the price of the DeFi protocol’s native digital assets. Such rulings could, among other things, preclude the Trust from holding these assets, disincentivize users to participate in the protocol, or determine that activities such as staking are financial activities that are subject to relevant financial regulations.

In addition, the fact that DeFi protocols, including staking, are global and permit users from around the world to access the protocols could result in regulation occurring outside of the U.S. which could affect DeFi protocols. Any of these issues could have a material adverse effect on a DeFi protocol’s business, operations and financial position, which could have a negative impact on the price of the DeFi digital asset. If the price of a DeFi protocol’s digital asset that is included in the Index declines, that could result in a negative impact on the Trust. In addition, to the extent that DeFi activities are determined to be subject to regulation as financial activities, the Trust could be subject to regulation if it had participated in such activities.

DeFi protocols may require one or more outside digital assets that are not its native digital asset to be used as collateral in order to operate certain functionality. A sudden or significant drop in the value of the digital asset used as collateral could have negative implications for the functioning of the DeFi protocol and therefore could affect the price of its native digital asset.

Certain DeFi protocols require users to post collateral in the form of a digital asset in order to borrow other assets from the protocol. In order to protect users who lend their digital assets to borrowers, if the collateral price were to fall, the protocols are usually overcollateralized, that is, the protocol will require more collateral than is necessary. If the price of the collateral were to fall, over-collateralization would allow the DeFi protocol to liquidate the posted collateral so as to ensure that the user who lent the digital assets is made whole.

It is possible that certain situations might occur which would cause the DeFi protocol to become undercollateralized and put the users who are borrowing assets in a potential position of loss. Such situations could include, but are not limited to, sudden or significant falls in the price of the digital asset used as the collateral. Depending on the rules of the protocol, these losses may be borne by the holders of digital assets through mechanisms such as, among others, dilution through the issuance of new tokens to cover the losses or confiscation of staked assets. This could in turn cause a sudden or significant drop in the value of the digital asset used as collateral, which could have negative implications for the functioning of the DeFi protocol and therefore could affect the price of its native digital asset. If the price of a DeFi protocol’s digital asset that is included in the Bitwise Decentralized Finance Crypto Index price declines, that could result in a negative impact on the Trust’s Portfolio.

Staking activity may require withdrawals of Portfolio Crypto Assets and such withdrawals may result in the Portfolio Crypto Assets being vulnerable to security breaches, including hacking and other efforts to obtain the Portfolio Crypto Assets.

Staking activity may require withdrawals of its Portfolio Crypto Assets by the Sponsor in order venues to make certain types of trades or to deposit certain Portfolio Crypto Assets within various protocols. While the ability to gain temporary control of even a portion of the Portfolio Crypto Assets is restricted to limited number of authorized personnel of the Sponsor, once the Custodian processes the transaction, the Sponsor has the ability to send the withdrawn Portfolio Crypto Assets to the delivery address of trading counterparties or trading venues. During any such transfer, the Portfolio Crypto Assets may be vulnerable to security breaches, including hacking and other efforts to obtain the Portfolio Crypto Assets, as well as the risk that while Portfolio Crypto Assets are under the Sponsor’s control, an employee of the Sponsor could access and obtain the Portfolio Crypto Assets. Some of these attempts to obtain the Portfolio Crypto Assets may be successful, and the Sponsor may lose some or all of the transferred Portfolio Crypto Assets. In addition, Portfolio Crypto Assets transferred to exchanges or other trading venues or protocols, such as smart-contracts that facilitate staking or other reward-generating activity, are subject to increased risk of loss or theft due to reliance on the security procedures of the trading venue or protocol (when the Portfolio Crypto Assets are no longer in the custody of the Custodian) or the risk of the smart-contract operating appropriately, and because the same withdrawal procedures required by the Custodian, which are designed to reduce the risk of error or theft, may not be required by trading venues. Portfolio Crypto Assets transferred for the purposes of lending, staking, or participating in other network activities are subject to increased risk of loss, theft, or technological complication that could result in the loss of Portfolio Crypto Assets in their entirety.

Certain staking activities require a Portfolio Crypto Asset to be restricted within a protocol for a specific period of time, and such restrictions may be result in the Trust being unable to rebalance its holdings.

If the Trust decides to pursue staking activities that require Portfolio Crypto Assets to be restricted within a protocol for a specific period of time, the Trust may be unable to rebalance its holdings in accordance with the monthly rebalancing of the Index. The inability of the Trust to rebalance in accordance with the Index could cause deviations between the Trust and the Index, and such deviations could create performance differences between the Trust and the Index. If the Trust was unable to rebalance its holdings in accordance with the monthly rebalancing of the Index, the Trust would include this information on its website, as the current Portfolio and any relevant information regarding the Portfolio is always provided on the Trust's website.

Risks Related to Index Investing

The Bitwise 10 Crypto Index has a fairly limited history.

The Index was created in 2017 and has a fairly limited history. The Committee has substantial discretion at any time to change the methodology used to calculate the Index and guidelines used to select public exchanges from which cryptocurrency trading data is sourced for inclusion in the Index. The Committee does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating and balancing the Index will appropriately track the price of cryptocurrencies comprising the Index in the future.

The Index is based on various inputs which may include price data from various third-party exchanges and markets as well as supply data. The Committee does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source. The Committee is not required to publicize or explain the changes to the Index, nor to alert the Trust to such changes. Shareholders in the Trust may not be aware of what inputs the Committee uses to calculate the Index, when the Committee changes the inputs, or when the Committee changes the methodology to calculate the Index, even when material to the calculation of the Index. The Index could be calculated now or in the future in a way that adversely affects an investment in the Trust.

The methodology for determining the Index established by the Index Provider, which is an affiliate of the Sponsor, is relatively new.

The methodology for determining the Index established by the Index Provider, which is an affiliate of the Sponsor, is relatively new. Such methodology is based on a flexible set of rules that were designed by the Sponsor and its affiliates. Should any material change be made to the Index Methodology that results in a material change to the composition of the Index and, as part of the Trust’s monthly rebalancing process, results in a material change to the composition of the Trust the Trust will notify Shareholders of such material change by filing a Form 8-K with the SEC. The Trust defines a material change as any change of 10% or more to the composition of the Index. Certain assumptions included in the methodology may be flawed and may adversely impact the Index’s ability to accurately establish or maintain an Index of top cryptocurrencies. The failure of one or more of the assumptions built into the Index Methodology could have an adverse effect on the Trust and on the value of an investment in the Trust. For example, such methodology relies on facts and circumstances as known to the Committee from time to time, however, such facts and circumstances as known to the Committee may later prove to be false or incomplete or the Committee may have given undue weight to information deemed by the Committee to be material at the time but which may later be found to be immaterial. For more detailed information on the Index Methodology, see “Item 1. Business—Overview of the Index—Summary of the Index Methodology—Index Methodology.”

The Trust’s investment policies are rules-driven, which may lead the Trust’s portfolio to be underrepresented with respect to digital assets that are increasing in value and/or overrepresented with respect to digital assets that are declining in value.

As described under “Item 1. Business—Overview of the Index—Purpose of the Index,” the Trust seeks to invest in a Portfolio of cryptocurrencies in accordance with the Index. The Index and investment strategy of the Trust may, however, create undesirable outcomes for Shareholders. At any given time, for example, the Trust’s portfolio may be underrepresented with respect to digital assets that are increasing in value and/or overrepresented with respect to digital assets that are declining in value. Should this be the case, the Trust may underperform relative to other investment options that do invest in such digital assets and do not follow similar investment policies. Moreover, the Sponsor will only rebalance the Trust’s Portfolio on a monthly basis, meaning that rebalancing that could achieve more favorable results for Shareholders may only occur upon delay. This could have an adverse effect on the Trust and on the value of an investment in the Trust.

The development and commercialization of the Index is highly competitive, and the Trust may not be commercially successful.

The Trust faces competition with respect to the creation and maintenance of a competing cryptocurrency index fund. Much of the information used to construct and maintain the Index is within the public domain. Competitors could develop a similar, competing cryptocurrency index or fund. Many of the Sponsor’s competitors have significantly greater financial, technical and human resources than the Sponsor has and superior expertise in fund operation and management, and thus may be better equipped than the Sponsor to develop and commercialize an index. These competitors also compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Accordingly, the Sponsor’s competitors may commercialize an index involving cryptocurrencies more rapidly or effectively than the Sponsor is able to, which would adversely affect the Sponsor’s competitive position, the likelihood that the Index will achieve initial market acceptance and the Sponsor’s ability to generate meaningful revenues from the Trust.

The Trust will not track the Index exactly and the Trust’s investments may diverge from those comprising the Index.

It is not possible to invest directly in an index. The Trust will invest its assets to closely track the Index but will not be able to or may not desire to track the Index exactly. In certain instances, the Sponsor, in its sole discretion, may choose to diverge the Trust’s investments from those comprising the Index. For example, the Index may include a digital asset that the Trust’s custodian cannot custody, and the Trust therefore would not include that particular digital asset. The Trust will have losses, liabilities and expenses that will offset its income and gains and therefore the Trust’s performance may be below the Index’s performance. In addition, the performance of the Trust and the Index may vary somewhat due to other factors such as imperfect correlation between the Trust’s investments and Index composition, regulatory restrictions, high portfolio turnover rate, rounding of prices and timing differences associated with additions to and deletions from the Index.

The Sponsor is solely responsible for determining the value of the NAV Per Share, and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor is responsible for determining the value of the Trust’s NAV Per Share. The Sponsor and its affiliates will use the applicable rules-based methodology, to calculate and disseminate the Index on a daily basis. The composition of the Index is dependent on data from one or more third parties and/or the application of such data within the rules of the Index Methodology, which may be based on assumptions or estimates. To the extent that this is incorrectly calculated, the Sponsor may not be liable for any error and such misreporting of valuation data could adversely affect an investment in the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee or the Custodian.

Each of the Sponsor, the Trustee, the Custodian, and certain other service providers, has a right to be indemnified by the Trust under certain circumstances. In order to satisfy these obligations, the Trust may be required to sell some Portfolio Crypto Assets in order to cover losses or liability suffered by it. Any sale of that kind would reduce the Portfolio Crypto Assets of the Trust and the value of the Shares.

The Index may be unable to meet its stated purpose of tracking a basket of cryptocurrencies that represents the majority of cryptocurrencies by market capitalization if the size of the constituent assets continues to decrease relative to the total market capitalization.

The Index tracks only the top ten cryptocurrencies by market capitalization, and as more new cryptocurrencies are created, this decreases the percentage of total market capitalization that the Index is tracking. The total market capitalization of cryptocurrency is equal to the sum of the market capitalization of all cryptocurrencies that are in existence. If new cryptocurrencies are created, the addition of new cryptocurrencies to the total overall market capitalization can cause the size of any single cryptocurrency relative to the total overall market capitalization to decrease. It is possible that so many new cryptocurrencies could be created, that an index that tracked the top ten cryptocurrencies by each cryptocurrency’s market capitalization would track a basket of assets that may together constitute only a very small percentage of the total market capitalization. If that were to occur, the Index would not be able to meet its purposes of tracking a basket of cryptocurrencies that represented a majority of cryptocurrencies, even if the Index was still comprised of the top ten cryptocurrencies by market capitalization.

Risks Related to Trust and Portfolio Investments

Because of the holding period under Rule 144 and the lack of an ongoing redemption program for Shareholders that invest directly into the Trust (as opposed to Shareholders who acquire Shares in the public secondary trading market) there is no arbitrage mechanism to keep the price of the Shares closely linked to the value of the underlying Portfolio Crypto Assets and the Shares may trade at a substantial premium over, or substantial discount to, the value of the NAV Per Share.

Because of the holding period under Rule 144 and the lack of an ongoing redemption program for Shareholders that invest directly into the Trust, the Trust cannot rely on arbitrage opportunities resulting from differences between the price of the Shares and the price of the relevant digital asset to keep the price of the Shares closely linked to the relevant Portfolio Crypto Assets. As a result, the value of the Shares may not approximate, and the Shares may trade at a substantial premium over, or discount to, the value of the Portfolio Crypto Assets held by the Trust, less the Trust’s expenses and other liabilities, on the OTCQX secondary trading market.

The Trust has limited operating history upon which an investor may base its investment decision.

The Trust has limited operating history upon which an investor may base its investment decision. There can be no assurance that the Trust will be able to successfully implement its business plan. The success of the Trust should be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the inception of a business, operation in a competitive industry, and the continued development of advertising and a corresponding investor base. For these and other unforeseeable factors, there can be no assurance that the Trust will achieve or sustain profitable operations. The performance of prior investment entities and business ventures associated with the principals is not necessarily indicative of the Trust’s future performance.

There are significant costs associated with the Trust's status as a reporting issuer under the Exchange Act.

As the sponsor of a trust fully reporting under the Exchange Act, the Sponsor will incur significant legal, accounting and other expenses. In addition, the Exchange Act imposes various requirements on issuers that require the Sponsor’s management and other personnel to devote a substantial amount of time to compliance initiatives which may result in less time being devoted to day-to-day management activities.

The Trust depends, in part, on the Sponsor’s ability to attract and retain key personnel and the Trust’s failure to do so may negatively impact the commercial success of the Trust.

The Trust depends, in part, on the Sponsor’s ability to attract and retain key personnel. The Trust’s future also depends on the continued contributions of the executive officers and other key Bitwise personnel, each of whom would be difficult to replace. In particular, Hunter Horsley, Teddy Fusaro, Katherine Dowling, Matthew Hougan, Mick McLaughlin and Hong Kim (together, the "Executives") are critical to the management of the Trust’s business and operations and the Trust’s strategic direction. The loss of the services of the Executives, or other key personnel of Bitwise or the Sponsor, and the process to replace them would involve significant time and expense and may significantly delay or prevent the achievement of the Trust’s business objectives.

The Trust does not maintain key man life insurance on key personnel.

The Trust is dependent on the Executives in order to manage its investments and operations, maintain the Index and execute on the Trust’s investment strategy. Neither Bitwise nor the Sponsor has, however, purchased any insurance policies with respect to those individuals in the event of their death or disability. Therefore, if any of the Executives die or become disabled, neither Bitwise nor the Sponsor will receive any compensation to assist with such person’s absence. The loss of such person could negatively affect the Trust and its investments.

Shareholders are expected to rely entirely on the Sponsor to conduct and manage the affairs of the Trust and will not be able to actively participate in management.

Shareholders are expected to rely entirely on the Sponsor to conduct and manage the affairs of the Trust. Shareholders do not participate in the management of the Trust or in the conduct of their business. Moreover, Shareholders have no right to influence the management of the Trust, whether by voting or otherwise, other than in the limited fashion as set forth in the Trust Agreement. The Sponsor will have exclusive responsibility for the Trust’s activities. Other than as may be set forth in the Trust Agreement, Shareholders will not be able to make investment or any other decisions in the management of the Trust. In general, the Shareholders will have no opportunity to control or participate in the day-to-day operations, including investment and disposition decisions, of the Trust. As such, Shareholders will not have an opportunity to evaluate for themselves the investment decisions made by the Trust, and instead will be relying on the ability of the Sponsor to select investments to be made and rebalance the Trust’s portfolio using the Index. Accordingly, the success of the Trust will depend in large part upon the skill and expertise of the Sponsor, and other investment professionals employed by the Sponsor. There can be no assurance that these professionals will continue to be associated with the Sponsor throughout the life of the Trust.

Further, if the Sponsor were to lack funds to continue to manage the Trust, the Index, and/or other investment-related operations essential to the Trust, it may be difficult or impossible for the Trust to secure other, similarly-skilled management for the Trust. If the Sponsor were to lack such funds or were to discontinue its business for any other reasons, this could have a material adverse effect on the Trust and the value of an investment in the Trust.

Investors may experience the complete loss of their investment.

An investment in the Trust is suitable only for certain sophisticated investors for whom such investment does not constitute a complete investment program and that fully understand, are willing to assume, and have the financial resources necessary to withstand, the risks involved in the Trust’s investment strategy, and that can bear the potential loss of their entire investment in the Trust. There is no assurance as to whether the Trust will be profitable or meet its expenses and liabilities. Any investment made in the Trust may result in a total loss of the investment.

If Shareholders enter into share lending arrangements with respect to shares of the Trust, Shareholders may experience various risks associated with these arrangements.

Certain lending entities may be willing to provide loans to Shareholders in the Trust. Neither the Trust, the Sponsor nor any of their affiliates recommend or endorse any such lending arrangements. The decision to enter into such a lending arrangement is solely the decision of the Shareholder, and the Shareholder should consult with its legal and financial advisers before doing so. The Trust, the Sponsor, and their affiliates disclaim any and all liability from any such lending arrangements, including without limitation any liability for losses or adverse consequences that may be incurred by the lender, the Shareholder, or any other person or entity.

In some cases, these lending arrangements may be entered into without the knowledge or the involvement of the Trust or the Sponsor. In other cases, the parties to such a lending transaction may ask the Trust and/or the Sponsor to be a party to an agreement in which the Trust and/or the Sponsor is asked to provide certain assurances or non-objections to such a lending transaction.

The are several factors the Sponsor will consider in providing assurances and non-objections to the lending arrangements with regard to the Trust’s shares. First, the Trust will only grant consent to allow for the Trust’s shares to be used in lending arrangements for shares purchased by the prospective pledgor directly from the Trust, and that are “restricted securities” within the meaning of Rule 144 (“Rule 144”) under the Securities Act of 1933, as amended (“Securities Act”), and consent will not be granted by the Trust for lending arrangements involving any shares that the pledgor purchases from any person other than the Trust and for any shares of the Trust that are not “restricted securities” within the meaning of Rule 144. Second, in order for the Trust to grant consent to the proposed lending arrangement, the pledgor and the secured party must both agree to remain in full compliance with all obligations and responsibilities under the subscription agreement with the Trust, with regard to all organizational documents of the Trust, and with all applicable laws, rules and regulations relating to these Trust obligations. Third, neither the pledgor nor the secured party may be an affiliate of the Trust, or any affiliate of the Trust, and may not become an affiliate at any time during the term of the lending arrangement. And fourth, the Trust will only consent to the lending arrangement if the secured party agrees that any sale of the collateral will only be made in transactions registered under the Securities Act, or in transactions for which the secured party delivers an opinion of counsel to the Trust that such transactions are exempt from registration under the Securities Act, and will only be made in transactions and to purchasers that are eligible to be holders of the Trust in accordance with the Trust’s organizational documents and are otherwise in compliance with all applicable securities laws.

The Trust and the Sponsor are under no obligation to enter into any such agreement, and may or may not do so in their sole discretion. Neither the Trust, the Sponsor nor any of their affiliates will receive any compensation from any party under or pursuant to such an agreement.

The Trust is a passive investment vehicle and the Sponsor will generally not actively manage the cryptocurrencies held by the Trust.

While the Sponsor reserves the right to engage in staking, lending and similar activities with Trust assets if the Sponsor determines that any such activities are in the best interest of the Trust and its shareholders, the Sponsor will generally not actively manage the cryptocurrencies held by the Trust. Instead, the Trust will hold investments that track the Index, regardless of the current or projected performance of the Index or of the actual cryptocurrencies included in the Index. This is different from an actively managed fund, which would seek to outperform a benchmark index and means that the Trust’s net asset value may be adversely affected by losses that, if the Trust had been actively managed, might have been possible to avoid. Accordingly, the Sponsor will not sell cryptocurrencies at times when their price is high, or acquire cryptocurrencies at low prices in the expectation of future price increases, or take any other action that may be available to cryptocurrency investors to attempt to reduce the risk of losses resulting from cryptocurrency price decreases and conversely, maximize gains resulting from cryptocurrency prices increases. Any losses sustained by the Trust will adversely affect an investment in the Trust.

The Trust is subject to additional risks due to its concentration of investments in a single asset class.

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset class: broad based cryptocurrencies. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with cryptocurrencies. By concentrating its investment strategy solely in cryptocurrencies, any losses suffered as a result of a decrease in the value of cryptocurrencies, can be expected to reduce the value of Shares in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

The Trust may not have adequate sources of recovery if its cryptocurrencies are lost, stolen or destroyed.

If the Trust’s cryptocurrencies are lost, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim.

The Trust and Sponsor must comply with applicable laws and regulations relating to privacy, data protection, and cybersecurity, and may experience material negative effects to their business and financial condition if they do not comply.

Along with the Trust’s and Sponsor’s confidential data and information in the normal course of the Trust’s activities, the Sponsor, on behalf of the Trust, collects and retains certain types of data, some of which are subject to certain laws and regulations relating to privacy, data protection, and cybersecurity. For example, the data collected from Shareholders and potential investors includes personally identifiable information. The Trust and Sponsor must comply with applicable federal and state laws and regulations governing the collection, retention, processing, storage, disclosure, access, use, security, and privacy of such information in addition to the Trust’s information security and privacy policies and other actual and asserted obligations, including contractual obligations and applicable industry standards. The legal, regulatory, and contractual environment surrounding the foregoing continues to evolve and may be challenging to comply with, and there has been an increasing amount of focus on privacy, data protection, and cybersecurity issues with the potential to affect the Trust’s activities. These laws and regulations, contractual requirements, industry standards, and other actual and asserted obligations could increase the Trust’s cost of doing business, and any actual or alleged failure to comply with these laws, regulations, contractual requirements, and other obligations could result in government investigations, enforcement actions, and other proceedings (which could include civil or criminal penalties), private claims, demands, and litigation, damages and other liabilities, and/or adverse publicity.

The Trust and Sponsor have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, or contractual obligations. The various privacy, data protection, and cybersecurity legal obligations that apply to the Trust and Sponsor may evolve in a manner that relates to its policies or practices, and the Trust and Sponsor and the Trust and Sponsor may be required to take additional measures to comply with the new and evolving obligations. Such efforts may not be successful or may have other negative consequences. In particular, with laws and regulations imposing new and relatively burdensome obligations and with substantial uncertainty over the interpretation and application of these and other laws and regulations, the Trust and Sponsor may face challenges in addressing their requirements and making necessary changes to applicable policies and practices and may incur significant costs and expenses in an effort to do so. Despite the efforts of the Trust and Sponsor to comply with applicable laws, regulations, and other actual or asserted obligations relating to privacy, data protection and cybersecurity, it is possible that their interpretations of the law, practices, policies, or platform or other services or offerings could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations.

Any failure, or consequences associated with efforts to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or cybersecurity, or any compromise of security that results in unauthorized access to, or use or other processing of individuals, any failures by the Trust’s third-party service providers, partners, or vendors to comply with applicable obligations, or the perception that any of the foregoing types of failure or compromise has occurred, could damage the Trust’s and Sponsor’s reputation, and may subject the Trust and Sponsor to governmental fines, penalties, and other obligations and liabilities, individual and class action claims, damages and other liabilities, remediation expenses, and/or harm to reputation, and the Trust’s activities, reputation, returns, and cash flows could be materially adversely affected.

The Trust is subject to the risk of cybercrime and security breaches and incidents.

The Trust and the Sponsor rely on information technologies and infrastructure to manage the Trust and Index, including digital storage of Trust assets, marketing strategies and information relating to Shareholders and other individuals. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. The incidence of malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, worms, ransomware or other destructive or disruptive software, denial of service attacks or other malicious activities is on the rise worldwide. Power outages, equipment failure, natural disasters (including extreme weather), terrorist activities or human error may also affect our systems and those of our third-party service providers, and result in disruption of our services or loss or improper disclosure of personal data, business information or other confidential information.

Likewise, the foregoing activities, including cyberattacks, hacking, and other malicious activities, and various other causes, including employee and contractor error, negligence, and malfeasance may lead to security breaches or incidents suffered by the Trust, the Sponsor, or their respective service providers. Security breaches and incidents, as well as improper use of social media, by employees and others may pose a risk that sensitive data, such as personal information, strategic plans and trade secrets, could be exposed to third parties or to the general public or otherwise lost, stolen, rendered unavailable, or accessed, altered, used, disclosed, or otherwise processed in unauthorized manners. The Trust and Sponsor utilize third parties, including third-party “cloud” computing services, to store, transfer or process data, and system failures or network disruptions or breaches or incidents impacting the systems of such third parties could adversely affect the reputation or business of the Trust and Sponsor and lead to the same or similar consequences as a breach or incident suffered by the Trust or Sponsor. Any such breaches, incidents, breakdowns, or disruptions, or the perception that any of these has occurred, could result in legal claims, investigations or proceedings by governmental entities or private parties, adverse publicity and harm to reputation, a loss of Shareholders, and fines, penalties, damages, and other liabilities, under laws, regulations, and other actual and asserted obligations relating to privacy, data protection, and cybersecurity. In addition, breaches and incidents and other inappropriate access can be difficult to detect, and any delay in identifying them and responding to or otherwise remediating them may lead to increased harm of the types described above. Efforts to develop, implement and maintain security measures are costly, may not be successful in preventing these events from occurring and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Further, significant resources could be required to be expended to remediate and otherwise respond to security breaches and incidents, including in connection with making notifications to individuals or entities in connection with any actual or suspected security breaches or incidents or implementing additional security measures. Security risks also are heightened with many employees and contractors of the Trust, the Sponsor, and their respective service providers working remotely.

The Trust invests in cryptocurrencies that are not expected to be considered to be securities under the U.S. securities laws and therefore do not have the regulatory protections afforded to securities under the U.S. securities laws.

The Trust invests in cryptocurrencies that are not expected to be considered to be securities under the U.S. securities laws. Accordingly, Shareholders in the Trust do not have the regulatory protections afforded under the U.S. securities laws regarding the Trust’s assets.

Cryptocurrencies held by the Trust will not have FDIC or SIPC protections.

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Accordingly, deposits or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. The undivided interest in the Trust’s cryptocurrencies and other assets represented by Shares in the Trust are not insured.

The Trust is not subject to Sarbanes-Oxley regulations and lacks the financial controls and safeguards required of public companies.

The Trust does not have the internal infrastructure necessary, and is not required, to complete an attestation about its financial controls similar to those required under Section 404 of the Sarbanes-Oxley Act of 2002. There can be no assurance that there are no significant deficiencies or material weaknesses in the quality of the Trust’s financial controls. The Trust expects to incur additional expenses and diversion of management’s time if and when it becomes necessary to perform the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

The Trust Agreement includes provisions that limit Shareholders’ voting rights and restrict Shareholders’ rights to bring a derivative action.

Under the Trust Agreement, Shareholders have limited voting rights and the Trust will not have regular Shareholder meetings. Shareholders take no part in the management or control of the Trust. Accordingly, Shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by Shareholders of other trusts or companies where shares carry such rights. The Shareholders’ limited voting rights give almost all control under the Trust Agreement to the Sponsor and the Trustee. The Sponsor may take actions in the operation of the Trust that may be adverse to the interests of Shareholders and may adversely affect the value of the Shares.

Moreover, pursuant to the terms of the Trust Agreement, the Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a beneficial owner of a Delaware statutory trust may bring a derivative action if the beneficial owner is a beneficial owner at the time the action is brought and either (i) was a beneficial owner at the time of the transaction at issue or (ii) acquired the status of beneficial owner by operation of law or the Trust’s governing instrument from a person who was a beneficial owner at the time of the transaction at issue. Additionally, Section 3816(e) of the DSTA specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e) of the DSTA, the Trust Agreement provides that no Shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who (i) are not affiliates of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding.

This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

Due to this additional requirement, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other Shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court. Moreover, if Shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Trust Agreement do not hold 10.0% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the 10.0% threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder otherwise believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust.

If the Trust were to end its ability to take on new subscribers, it is possible that the number of Portfolio Crypto Assets represented by each share of the Trust would decrease as the Trust’s Portfolio Crypto Assets are used to pay the Trust’s expenses.

Each Share of the Trust represents an amount of Portfolio Crypto Assets. The Trust sells Portfolio Crypto Assets to pay for the Trusts’ expenses. If the Trust no longer was able to replenish the amount of Portfolio Crypto Assets, the number of Portfolio Crypto Assets represented by each share of the Trust would decline, as Portfolio Crypto Assets were sold in order to pay the Trust’s expenses. This could occur because the Trust had decided to no longer take on new subscribers, so that no new Crypto Assets were being added to the Trust’s holdings. If the number of Portfolio Crypto Assets represented by each share of the Trusts declined, that would have a negative effect on the Trust’s holdings.

Risks Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its Shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, including the Index Provider and the authorized participants, on the one hand, and the Trust and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its Shareholders. These potential conflicts include, among others, the following:

•
The Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its Shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;
•
The Trust has agreed to indemnify the Sponsor and its affiliates pursuant to the Trust Agreement;
•
The Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it owes fiduciary duties;
•
The Sponsor and its staff also service affiliates of the Sponsor, including several other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;

•
The Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust; and
•
The Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust.

By purchasing the Shares, Shareholders agree and consent to the provisions set forth in the Trust Agreement. See “Item 10. Directors, Executive Officers and Corporate Governance—Description of the Trust Agreement.”

For a further discussion of the conflicts of interest among the Sponsor and the Trust, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust and a substitute sponsor is not appointed, the Trust will terminate and liquidate its Portfolio Crypto Assets.

Appointment of a substitute sponsor will not guarantee the Trust’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a digital asset financial vehicle, a substitute sponsor may not have the experience, knowledge or expertise required to ensure that the Trust will operate successfully or continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust and the Trust may terminate. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Although the Custodian is a fiduciary with respect to the Trust’s assets, it could resign or be removed by the Sponsor, which would trigger early termination of the Trust.

The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Advisers Act and is licensed to custody the Trust’s Portfolio Crypto Assets in trust on the Trust’s behalf. However, during the initial term, the Custodian may terminate the Custodian Agreement for Cause (as defined in “Item 10. Directors, Executive Officers and Corporate Governance—The Custodian and the Custodial Services Agreement—Description of the Trust Company Custodial Agreement—Termination”) at any time, and after the initial term, the Custodian can terminate the Agreement for any reason upon the notice period of thirty days provided under the Custodian Agreement. If the Custodian resigns or is removed and no replacement custodian acceptable to the Sponsor is engaged, the Trust will dissolve in accordance with the terms of the Trust Agreement.

Shareholders may be adversely affected by the lack of independent advisers representing investors in the Trust.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Trust. No counsel was appointed to represent investors in connection with the formation of the Trust or the establishment of the terms of the Trust Agreement and the Shares. Moreover, no counsel has been appointed to represent Shareholders in connection with an investment in the Shares. Accordingly, an investor should consult his, her or its own legal, tax and financial advisers regarding the desirability of an investment in the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to an investment in the Shares.

Potential conflicts of interest may arise among the Sponsor or its affiliates, including the Index Provider and the Committee, and the Trust.

The composition of the Committee is selected by the Index Provider, which is under the control of the parent of the Sponsor. The Sponsor and its affiliates, including the Committee and the Index Provider, have no fiduciary duties to the Trust and its Shareholders other than as provided in the Trust Agreement, which may permit them to modify or manage the Index to favor their own interests to the detriment of the Trust and its Shareholders.

The Sponsor’s parent controls the Index Provider, which selects the composition of the Committee. Conflicts of interest may arise among the Sponsor and its affiliates, including the Index Provider and the Committee, on the one hand, and the Trust and its Shareholders, on the other hand. As a result of these conflicts, the Index Provider and the Committee may modify or manage the Index to favor their own interests and the interests of their affiliates over the Trust and its Shareholders and/or in a manner adverse to the Trust and its Shareholders.

Risks Related to Trading on the OTCQX

The Shares may trade on the OTCQX at a price that is at, above or below the Trust’s NAV Per Share as a result of the non-current trading hours between OTCQX and markets for the Portfolio Crypto Assets.

The price of the Trust’s NAV Per Share fluctuates with changes in the market value of the Portfolio Crypto Assets, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in market supply and demand. However, the Shares traded on the OTCQX may trade at, above or below the Trust’s NAV Per Share for a variety of reasons. For example, because OTCQX will be open for trading in the Shares for a limited period each day, but the Portfolio Crypto Assets may trade in 24-hour marketplaces. During periods when OTCQX is closed but markets for the Portfolio Crypto Assets are open, significant changes in the price of Portfolio Crypto Assets on the markets trade in Portfolio Crypto Assets could result in a difference in performance between the value of Portfolio Crypto Assets and the most recent NAV Per Share or closing trading price. Even during periods when OTCQX is open, large marketplaces for the Portfolio Crypto Assets (or a substantial number of smaller marketplaces) may be lightly traded or be closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares. If the price of Portfolio Crypto Assets drops significantly during the hours OTCQX is closed, Shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly worsening market. These premiums or discounts may have an adverse effect on an investment in the Shares if a Shareholder sells or acquires its Shares during a period of discount or premium, respectively.

Due to the fact that the Shares may trade on the OTCQX at a price that is at, above or below the Trust’s NAV Per Share, investors who purchase Shares on the secondary market may pay more than or less than the NAV Per Share paid by Shareholders who invest directly in the Trust.

As described above, the Shares available for purchase on the OTCQX may trade at, above or below the Trust’s NAV Per Share. As a result, investors who purchase Shares on OTCQX may pay more or less for a Share than Shareholders who purchase Shares directly from the Trust at NAV Per Share. The historical difference between the prices quoted on the OTCQX and the NAV Per Share has ranged from a difference of 11% to a difference of 649%. To date, the Shares traded on OTCQX have always traded at a premium over NAV Per Share. As a result, investors have paid a premium for the Shares purchased on OTCQX. It is possible that such deviations between the price quoted on the OTCQX and the NAV Per Share may result in a decline in demand for Shares of the Trust, which could then result in a decline in the price of the Shares.

If we fail to meet the continued listing standards of the OTCQX, our Shares may no longer be permitted to trade, which may adversely affect the market price and liquidity of the Shares.

The Shares are currently quoted for trading on the OTCQX. In order to continue trading on the OTCQX, we must maintain a minimum per share bid price, a minimum amount of market capitalization, minimum net tangible assets, and a minimum public float, among other requirements. If we are unable to comply with the OTCQX rules, this could result in an inability of our Shares to trade on this platform, resulting in adverse consequences for our Shareholders, including limited availability of market quotations for our Shares and reduced liquidity for the trading of the Shares.

There is no guarantee that an active trading market for the Shares will continue to develop.

The Shares are qualified for public trading on OTCQX and an active trading market for the Shares has developed. However, there can be no assurance that such trading market will be maintained or continue to develop. In addition, OTCQX can halt the trading of the Shares for a variety of reasons. To the extent that OTCQX halts trading in the Shares, whether on a temporary or permanent basis, investors may not be able to buy or sell Shares, which could adversely affect the value of the Shares. If an active trading market for the Shares does not continue to exist, the market prices and liquidity of the Shares may be adversely affected.

It is possible that the SEC or a court may determine that the Trust’s redemption program, which ended prior to the quotation of the Shares on OTCQX, violated Regulation M.

Regulation M prohibits the issuer of a security from simultaneously engaging in both the sale and purchase of the issuer’s securities. Prior to the approval by OTCQX for the quotation of the Shares, the Trust permitted redemptions of the Shares. The Trust ended its redemption program on October 7, 2020 and OTCQX approved the Shares for quotation on December 9, 2020. The Trust has taken the position that its ceasing the redemption program approximately two months prior to the date on which the Shares were approved for quotation on OTCQX is consistent with the guidance set out by the SEC in the Spotify Technology S.A. No-Action Letter (March 23, 2018), as well as consistent with general market practice by other funds that undertake redemption programs prior to having shares listed or approved for quotation. It is possible, however, that the SEC or the courts may disagree with the Trust’s position and may deem the Trust to have violated Regulation M.

Risks Related to the Market and Investment

An investment in the Trust involves a high degree of risk, including the risk that the entire amount invested may be lost.

An investment in the Trust involves a high degree of risk, including the risk that the entire amount invested may be lost. No guarantee or representation is made that the Trust’s investment program will be successful. The Sponsor will be investing, in accordance with the Index and in line with the investment policies of the Trust, substantially all of the Trust’s assets in cryptocurrencies, some of which may be particularly sensitive to economic, market, industry and other variable conditions. The cryptocurrency market in which the Trust expects to invest has in recent years experienced and continues to be susceptible to significant volatility and losses. No assurance can be given as to when or whether adverse events might occur that could cause immediate and significant losses to the Trust.

The success of the Trust’s activities will be affected by general economic and market conditions, which could have a negative effect on the Trust’s activities.

The success of the Trust’s activities will be affected by general economic and market conditions, such as interest rates, availability of credit, credit defaults, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation of the Trust’s investments), trade barriers, currency exchange controls, and national and international political circumstances (including hostilities or the perception that hostilities may be imminent, military conflict and acts of war, including an escalation of the situation in the Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries, terrorism or security operations). These factors may affect, among other things, the level and volatility of cryptocurrency prices and the availability of certain cryptocurrencies and investments. Volatility or illiquidity could impair the Trust’s profitability or result in losses. The Trust’s trading positions can be materially adversely affected by the level of volatility in the financial markets—the larger the positions, the greater the potential for loss.

In recent years global markets have experienced unprecedented volatility and illiquidity. The effects thereof may continue and there can be no assurance that the Trust will not be materially adversely affected. Due to these conditions, extensive governmental interventions have in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition—as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action—these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty. It is impossible to predict what additional interim or permanent governmental restrictions may be imposed on the markets and/or the effect of such restrictions on the Sponsor’s strategies. Further, it is impossible to predict how the reduction and/or cessation of such governmental restrictions, and other governmental market interventions such as quantitative easing, may affect global markets.

Demand for the Trust’s Shares is related to general economic conditions and if conditions are poor, demand may decline.

A substantial portion of the Trust’s subscriptions is derived from discretionary spending by individuals, which typically falls during times of economic instability. Declines in economic conditions in the U.S. or in other countries may adversely impact the Trust’s value.

If the Trust invests in equity securities, the success of the Trust may depend on the value of such securities.

While the Trust does not currently intend to invest in assets or cryptocurrencies that are considered to be “securities” under U.S. securities laws, in the rare event that it does invest in securities, the success of the Trust will be dependent upon the value of these securities. Such value generally will vary with the performance of the issuer and movements in the securities markets. As a result, the Trust may suffer losses if it invests in securities of issuers whose performance diverges from the Sponsor’s expectations or if equity markets generally move in a downward direction.

The Trust intends to make investments that are concentrated in cryptocurrencies and does not currently intend to diversify its investments beyond cryptocurrencies.

The Trust intends to make investments that are concentrated in cryptocurrencies. The Sponsor does not currently intend to engage in hedging transactions, engaging in short selling, or investing in non-publicly traded securities. The Trust may experience lower investment returns than if it had engaged in these activities. In the event that the Sponsor determines to engage in these activities, the Trust may face additional risks, not limited to liquidity risk and counterparty risk, which could adversely affect the Trust’s performance.

The Trust will select investments for the Trust in large part on the basis of information and data provided in the Index, which relies on financial reporting by third parties and such reporting may be subject to financial fraud.

The Trust will select investments for the Trust in large part on the basis of information and data provided in the Index. The Index is dependent upon the integrity of public cryptocurrency exchanges and the reporting processes in general of such exchanges. The Sponsor will not confirm the completeness, genuineness or accuracy of such information and data. Instances of fraud and other deceptive practices committed by public cryptocurrency exchanges may negatively affect the composition of the Index and the valuation of the Trust’s investments. The Sponsor will not be conducting any additional due diligence with respect to the Index.

The Trust’s investment strategy is focused on the long-term performance of the cryptocurrencies in which the Trust invests.

While there is no average period of time in which the Trust expects to hold any of its positions, the investment strategy is focused on the long-term performance of the cryptocurrencies in which the Trust invests. Shareholders should expect that the Trust may hold its positions in cryptocurrencies for a period of years, and for differing time periods than one may potentially expect from other long-only funds.

There is no assurance that all of the Trust’s transactions will be executed with optimal quality and due to the degree of trading, total commission charges and other transaction costs may be expected to be high.

Generally, the Trust’s portfolio is rebalanced and revised monthly in the sole discretion of the Sponsor by tracking changes to the Index, and such changes may be frequent, resulting in significant transaction costs to the Trust. Should any material change be made to the Index Methodology that results in a material change to the composition of the Index and, as part of the Trust’s monthly rebalancing process, results in a material change to the composition of the Trust the Trust will notify Shareholders of such material change by filing a Form 8-K with the SEC. The Trust defines a material change as any change of 10% or more to the composition of the Index. The successful application of the Trust’s investment strategy will therefore depend, in part, upon the quality of execution of transactions. Although the Trust will seek to utilize professional trade execution techniques, work with trading counterparties and use multiple trading venues that will afford superior execution capability to the Trust, there is no assurance that all of the Trust’s transactions will be executed with optimal quality. Furthermore, due to the degree of trading, total commission charges and other transaction costs may be expected to be high. As stated above, many of the cryptocurrency exchanges are in their nascent stages and subject to light regulatory oversight. There is no guarantee that the Sponsor will be able to ascertain the accurate price, cost, speed, likelihood of execution and settlement. Cryptocurrency exchanges may also provide a limited selection of market orders, furthering limiting the Sponsor’s ability to obtain the best possible execution. Furthermore, due to the degree of trading, total commission charges and other transaction costs may be expected to be high. The level of transaction charges, as an expense of the Trust, may therefore be expected to be a factor in determining future profitability of the Trust.

Intellectual property rights claims may adversely affect the Trust and an investment in the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding any digital assets. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of digital assets. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend, or payments to settle, such claims would be Extraordinary Expenses that would be borne by the Trust in most cases through the sale or transfer of its digital assets. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its digital assets. As a result, an intellectual property rights claim against the Trust could adversely affect an investment in the Shares.

Risks Related to Regulatory and Compliance

A determination that any of the Portfolio Crypto Assets are a “security” may adversely affect the value of the Portfolio Crypto Assets and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. If any of the Portfolio Crypto Assets are determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for the Portfolio Crypto Assets, the Sponsor, the Trust, and the Shares. It may, for example, become more difficult for the Portfolio Crypto Assets to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could in turn negatively affect the liquidity and general acceptance of the Portfolio Crypto Assets and cause users to migrate to other digital assets. Further, if other digital assets are determined to be “securities” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for the Portfolio Crypto Assets due to negative publicity or a decline in the general acceptance of digital assets. As such, any determination that the Portfolio Crypto Assets or any other digital asset is a security under federal or state securities laws may adversely affect the value of the Portfolio Crypto Assets and, as a result, the value of the Shares.

While the Committee engages in a limited risk-based assessment of digital assets when determining which digital assets to include in the Index, such assessment does not preclude legal or regulatory action based on the presence of a security. Such risk-based assessment includes an evaluation of: 1) public information to determine if the SEC, any other US regulatory agency or any court has made any statements regarding the digital asset, 2) public information regarding how the digital asset markets view the digital asset, including whether the digital asset has been listed on entities such as Coinbase or other US exchanges that would have had access to a reasonable amount of information when making their determinations to list the digital asset, 3) public information to undertake reasonable diligence into the structure and technology of the digital asset, including reviewing the digital asset’s whitepaper if available and speaking with the sponsor of the digital asset, and 4) any other information gained from reputable sources that may impact the Committee’s view of digital asset. The Committee does not engage in legal analysis of any digital assets or perform any analysis of digital assets based upon any legal standards.

Since the Trust’s principal investment objective is to invest in a portfolio of cryptocurrencies that tracks the Index as closely as possible, the Trust relies on the Index Methodology when the Trust determines which digital assets it should invest in. The Trust, in the Sponsor’s sole discretion, may choose to immediately liquidate its position in any Portfolio Crypto Asset that it determines may be at increased risk of being in violation of U.S. federal securities laws or based on consideration of new public information available regarding the asset. The Sponsor makes its determination using the same process as the Committee, as set forth in “Item 1. Business—Eligibility of Cryptocurrencies.” Assets will lose eligibility and be removed from the Index at the next monthly reconstitution event if they violate any of the listed Eligibility Requirements for 30-consecutive days. Under extraordinary circumstances, assets may lose eligibility and be removed on a same-day basis by a unanimous vote of the quorum of members of the Bitwise Crypto Index Committee. Such emergency removals will take place at 4:00 pm ET following the conclusion of the meeting and public posting of that notice on the Sponsor’s website.

For example, on December 22, 2020, the SEC instituted proceedings to enjoin Ripple Labs Inc., the creator of XRP, on the basis that the offer and sale of XRP was an unregistered, ongoing offering of securities in violation of Sections 5(a) and 5(c) of the Securities Act. On December 23, 2020, the Trust made a decision to liquidate its position in XRP based on consideration of new public information from the SEC’s complaint. Prior to the sale of the asset on December 23, 2020, XRP was approximately 3.8% of the Trust. The Trust sold its XRP holdings for gross proceeds of $8,241,977.07 which represented a realized loss of $1,468,447.06. This realized loss is reflected as a component of the “Net realized loss from digital assets” in the Statement of Operations table in the Financial Statements. The Trust immediately reinvested the proceeds from the liquidated position in other Portfolio Crypto Assets, primarily Bitcoin and Ethereum.

In addition, to the extent that any Portfolio Crypto Assets are determined to be a security, the Trust, and the Sponsor may also be subject to additional regulatory requirements, including under the Investment Company Act, and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act.

See “Item 1. Business—Overview of Government Regulation” for further information. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Portfolio Crypto Assets at a time that is disadvantageous to Shareholders.

There are uncertainties related to the regulatory regimes governing Blockchain technologies, cryptocurrencies, digital assets, and new regulations, interpretations or policies may materially adversely affect the value of Portfolio Crypto Assets and the Shares.

Regulation of assets like the Portfolio Crypto Assets and related technologies and actors (such as Blockchains and cryptocurrency exchanges) involves uncertainty as to how existing law will apply; is likely to rapidly evolve as government agencies take greater interest and develop new approaches to regulation of these assets and technologies; and varies significantly among international, federal, state and local jurisdictions.

There is significant uncertainty regarding the regulatory classification of assets like the Portfolio Crypto Assets. Several state and federal regulatory agencies have asserted jurisdiction over virtual currencies such as the Portfolio Crypto Assets which may disrupt cryptocurrency trading, and have a negative impact on their value.

The technologies underlying the Portfolio Crypto Assets are novel technologies and relatively untested, and the application of U.S. federal and state securities laws to aspects of these technologies and the Portfolio Crypto Assets is unclear in certain respects. Because of the novelty of the Portfolio Crypto Assets and their underlying Blockchain technologies, it is possible that securities regulators may interpret laws in a manner that adversely affects the value of the Portfolio Crypto Assets and the Shares. Various legislative and executive bodies in the United States and in other countries may, in the future, adopt laws, regulations, or guidance, or take other actions that could severely or materially impact the permissibility of the operation of the Blockchain networks underlying the Portfolio Crypto Assets and the Trust. It is difficult to predict how or whether regulatory agencies may apply existing or new regulation with respect to this technology and its applications. In addition, self-regulatory bodies may be established that set guidelines regarding cryptocurrencies, tokens like the Portfolio Crypto Assets, which could have similar effects to new policies adopted by government bodies.

Any future regulatory actions applicable to the Portfolio Crypto Assets, the Blockchain networks underlying them, the Shares, and our related activities could severely impact us, and the value of the Portfolio Crypto Assets and the Shares. It could also result in negative publicity. Regulatory change could even potentially result in certain operations of our operations being viewed as impermissible, which could negatively affect the value of the Portfolio Crypto Assets and the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust, and any such termination could result in the liquidation of the Trust’s Portfolio Crypto Assets at a time that is disadvantageous to Shareholders.

Cryptocurrency networks, Blockchain technologies, and coin and token offerings also face an uncertain regulatory landscape in many foreign jurisdictions, including (among others) the European Union, China and Russia. Various foreign jurisdictions may, in the future, adopt laws, regulations or directives that affect the Portfolio Crypto Assets and the value of the Shares. The effect of any future regulatory change is impossible to predict, but any change could be substantial and materially adverse to the adoption and value of the Portfolio Crypto Assets and the Shares.

New or changing laws and regulations or interpretations of existing laws and regulations, in the United States and other jurisdictions, may materially and adversely impact the Portfolio Crypto Assets and the Shares, including with respect to their value, their liquidity, the ability to access marketplaces or exchanges on which to trade the Portfolio Crypto Assets, and the structure, rights and transferability of Portfolio Crypto Assets.

The Trust is not registered as a money transmitter or money services business, and our operations may be adversely affected if it is required to do so.

The Sponsor and the Trust believe that the Trust is not a money transmitter or money services business. If it is deemed to be money transmitter and/or money services business, the Trust would be subject to significant additional regulation and costs. This could lead to significant changes with respect to operations of the Trust, and suspensions of operations. It could also lead to a decrease in the value of the Shares.

Shareholders in the Trust do not have the protections associated with ownership of interests in an investment company registered under the Investment Company Act, even while our company is subject to the risk of possibly becoming an investment company under the Investment Company Act.

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions, the management of investment companies by irresponsible persons, the use of unsound or misleading methods of computing earnings and asset value, changes in the character of investment companies without the consent of investors, and excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management. The Trust is not subject to regulation under the Investment Company Act and therefore is not registered as an investment company under the Investment Company Act. Consequently, Shareholders in the Trust do not have the regulatory protections afforded to investors in registered investment companies.

To the extent that cryptocurrencies are deemed to fall within the definition of a security for U.S. securities laws purposes, the Sponsor may be required to register and comply with additional regulation under the Investment

Company Act. Such additional regulation may result in extraordinary costs to the Trust and Bitwise, thereby materially and adversely impacting the value of the Trust. If the Sponsor determines in its sole discretion not to comply with such additional regulatory and registration requirements, it may terminate the Trust. Any such termination could result in the liquidation of the Trust’s cryptocurrency portfolio at a time that is disadvantageous to Shareholders in the Trust.

Registration under the Investment Company Act would require the Trust to comply with a variety of substantive requirements that impose, among other things:

•
limitations on capital structure;
•
restrictions on specified investments;
•
restrictions on leverage or senior securities;
•
restrictions on unsecured borrowings;
•
prohibitions on transactions with affiliates; and
•
compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase the Trust’s operating expenses.

If the Trust was required to register as an investment company but failed to do so, the Trust could be prohibited from engaging in its business, and criminal and civil actions could be brought against the Trust, Sponsor or any of their affiliates. Registration with the SEC as an investment company would be costly, would subject the Trust to a host of complex regulations and would divert attention from the conduct of the Trust’s business, which could materially and adversely affect the Trust.

In addition, the Trust will not be subject to the various statutory and SEC regulatory requirements applicable to registered investment companies. For example, the Trust is not required to maintain custody of its securities or place its securities in the custody of a bank or a member of a U.S. securities exchange in the manner required of registered investment companies under rules promulgated by the SEC. The Trust generally will maintain such accounts at brokerage or custodial firms that do not separately segregate such assets as would be required in the case of registered investment companies. Under the provisions of the U.S. Securities Investor Protection Act, the bankruptcy of any such brokerage firms might have a greater adverse effect on the Trust than registered investment companies. It is possible in the future that the regulatory environment for hedge funds and their Sponsors could change. This could result in new laws or regulations that could, for example, impose restrictions on the operation of the Trust and its affiliates; impose disclosure or other obligations on those entities; or restrict the offering, sale or transfer of Shares. Accordingly, any such laws or regulations could adversely affect the investment performance of the Trust or its access to additional capital, create additional costs and expenses for the Trust or otherwise have an adverse impact on the Trust.

The Shares are not insured by any governmental or private agency and the Trust is not regulated or subject to examination in the same manner as commercial banks and thrift institutions.

The Shares offered hereby are not insured by any governmental or private agency, and they are not guaranteed by any public or private entity other than the Trust. Likewise, the Trust is not regulated or subject to examination in the same manner as commercial banks and thrift institutions.

The Trust is not a commercial bank or savings/thrift institution. The Trust is dependent upon proceeds from the acquisition and management of the Trust’s portfolio to make distributions to the Trust’s Shareholders and to conduct their ongoing operations. The Trust’s revenues from operations, including the acquisition, servicing and management of its portfolio and the Trust’s working capital represent the sources of funds for distributions to the Trust’s Shareholders.

The Sponsor may be required to provide certain information in order to comply with anti-money laundering requirements and public disclosure obligations.

In response to increased regulatory concerns by U.S. and international authorities with respect to the sources of funds used in investment activities, the Sponsor may request Shareholders to provide additional documentation verifying, among other things, such Shareholders’ identity and source of funds used to purchase Shares. The Sponsor may decline to accept a subscription if this information is not provided, or on the basis of such information provided. Requests for documentation and additional information may be made at any time by Sponsor during which a Shareholder holds Shares in the Trust. The Sponsor may be required to provide this information, or report the failure to comply with requests for such information, to appropriate governmental authorities, in certain circumstances without notifying Shareholders that the information has been provided. Each of the Sponsor and the Trust will take steps that it determines are necessary to comply with applicable law, regulations, orders, directives or special measures, which may include prohibiting a Shareholder from making further contributions of capital to the Trust, depositing distributions to which a Shareholder would otherwise be entitled in an escrow account or causing the redemption of all or any portion of a Shareholder’s Shares.

Further, the Trust may be required to disclose confidential information relating to the Trust, the Trust’s investments, the Trust’s financial results and the Trust’s Shareholders to third parties that may request such information if and to the extent required by federal, state or local law or regulation or the laws or regulations of any other jurisdiction applicable to the Trust or any of the Trust’s Shareholders, including any Shareholders that are public agencies or governmental bodies. There can be no assurance that such information will not be disclosed either publicly or to regulators, or otherwise. In addition, in order to comply with regulations and policies to which the Trust, the Sponsor or service providers (including financial institutions) are or may become subject, or to satisfy regulatory or other requirements in connection with transactions, the Trust or the Sponsor may be required to disclose information about Shareholders, including their identities. Such disclosure obligations may adversely affect certain Shareholders, particularly Shareholders who are not otherwise subject to public disclosure of information relating to the private holdings of funds in which they invest.

If regulatory changes or interpretations of the Trust’s or the Sponsor’s activities require registration of the Trust or the Sponsor as a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, or as a money transmitter (or its equivalent) or virtual currency business (or its equivalent) under state regulatory regimes for the licensing of such businesses, the Trust or the Sponsor may be required to register and/or obtain state licensure and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Trust or Sponsor, thereby reducing the liquidity of the Shares.

To the extent that the activities of the Trust cause it to be deemed a “money services business,” particularly a “money transmitter,” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, the Trust may be required to comply with FinCEN regulations, including those that would mandate the Trust register as a money services business, implement an anti-money laundering program, make certain reports to FinCEN, and maintain certain records. Such additional regulatory obligations may cause the Trust to incur Extraordinary Expenses, possibly affecting an investment in the Shares in a material and adverse manner. Additionally, certain states require virtual currency businesses (or its equivalent) to register at the state level as a money transmitter (or its equivalent), and/or as a virtual currency business (or its equivalent). Similarly, the activities of the Trust or the Sponsor may require it to be licensed at the state level as a money transmitter (or its equivalent) and/or as a virtual currency business (or its equivalent), such as under New York's Department of Financial Services’ BitLicense regulatory regime.

Such additional regulatory obligations may cause the Trust or the Sponsor to incur Extraordinary Expenses. If the Trust or the Sponsor decide to seek the required registration or licenses, there is no guarantee that they will timely receive them. The Sponsor may decide to terminate the Trust in response to the changed regulatory circumstances, and possibly at a time that is disadvantageous to the Shareholders. Additionally, to the extent the Trust or the Sponsor is found to have operated without appropriate state licenses or federal registration, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust or the Sponsor, decrease the liquidity, and have a material adverse effect on the price of, the Shares.

We may be subject to a variety of foreign laws and regulations that involve matters central to our business.

We may also be subject to a variety of foreign laws and regulations that involve matters central to our business. These could include, for example, regulations related to privacy, Blockchain technology, data protection, and intellectual property, among others. In certain cases, foreign laws may be more restrictive than those in the United States. Although we believe we are operating in compliance with the laws of jurisdictions in which we operate, foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. As a result, cryptocurrency networks, Blockchain technologies, and coin and token offerings such as those we are involved in face an uncertain regulatory landscape in many foreign jurisdictions, including but not limited to the European Union, China and Russia. Other foreign jurisdictions may also, in the near future, adopt laws, regulations or directives that affect Portfolio Crypto Assets and the Shares.

While we believe that we are in compliance with the laws that apply to us as we understand them, the growth of our business and its expansion outside of the United States may increase the potential of violating foreign laws or our own internal policies and procedures. The risk of us being found in potential violation of applicable laws and regulations is further increased by the fact that many of them are open to a variety of interpretations given the absence of formal interpretation by regulatory authorities or the courts.

Any action brought against us by a foreign regulator or in a private action based on foreign law could cause us to incur significant legal expenses and divert our management’s attention from the operation of the business. If our operations are found to be in violation of any laws and regulations, we may be subject to penalties associated with the violation, including civil and criminal penalties, damages and fines; we could be required to refund payments received by us; and we could be required to curtail or cease operations. Any of these consequences could seriously harm our business and financial results. In addition, existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase operating costs, require significant management time and attention, and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices. Any applicable foreign laws, regulations or directives may also conflict with those of the United States. The effect of any future regulatory change is impossible to predict, but any change could be substantial and materially adverse to the value of Portfolio Crypto Assets and the Shares.

We may withhold certain information otherwise to be provided to a Shareholder under certain circumstances in order to prevent public disclosure of such information under the U.S. Freedom of Information Act.

The Sponsor may withhold all or any part of the information otherwise to be provided to a Shareholder (pursuant to the Trust Agreements or otherwise) under certain circumstances in order to prevent public disclosure of such information under the U.S. Freedom of Information Act (“FOIA”), any governmental public records access law, any state or other jurisdiction’s laws similar in intent or effect to FOIA, or any other similar statutory or regulatory requirement. Shareholders may be adversely impacted by such withholding of information, as they will not be able to monitor their investments in the Trust as closely as if there were no withholding of such information.

Shareholders should carefully consider certain consequences under ERISA and the Code.

The following section sets forth certain consequences under ERISA and the Code which a fiduciary of an “employee benefit plan” as defined in and subject to the fiduciary responsibility provisions of ERISA, or of a “plan” as defined in and subject to Section 4975 of the Code, who has investment discretion should consider before deciding to invest the plan’s assets in the Trust (such “employee benefit plans” and “plans” being referred to herein as a “Plan,” and such fiduciaries with investment discretion being referred to herein as a “Plan Fiduciary”). The following summary is not intended to be complete, but only to address certain questions under ERISA and the Code that are likely to be raised by the Plan Fiduciary’s own counsel. Each Shareholder that is a Plan and the corresponding Plan Fiduciary, should consider the matters described in this section in determining whether to invest in the Trust. The Sponsor intends to operate the Trust such that less than twenty-five percent (25%) of the total interests are held by Benefit Plan Investors as defined below. The provisions of ERISA are complex and their application to an investment in the Trust should be reviewed by the appropriate representatives of any Shareholder that is a Plan.

EACH INVESTOR CONSIDERING ACQUIRING SHARES IN THE TRUST MUST CONSULT ITS OWN LEGAL AND TAX ADVISERS BEFORE DOING SO.

Shareholders should consider certain fiduciary matters and prohibited transactions.

In considering an investment in the Trust of a portion of the assets of any Plan and any entity whose underlying assets include plan assets by reason of an investment in such entity by a Plan (a “Benefit Plan Investor”), a Plan Fiduciary should consider, among other factors, (i) whether the investment is allowed by the documents governing the underlying Plan and related trust; (ii) whether the investment satisfies the diversification requirements of Section 404(a)(1)(C) of ERISA, if applicable, to minimize the risk of large losses; (iii) whether the investment provides sufficient liquidity to permit benefit payments to be made as they become due; (iv) whether the investment can meet any requirement that the Plan Fiduciary annually value the assets of the underlying plan; (v) whether the investment is a prudent investment for the Plan, since there is a high degree of risk in purchasing interests in the Trust and it is not expected that there will be any public market in which the interests may be sold or otherwise disposed of; (vi) whether the investment is being made for the exclusive purpose of providing benefits to participants and their beneficiaries; and (vii) whether an investment in the Trust will result in a transaction prohibited by Section 406 of ERISA or Section 4975 of the Code.

ERISA and the Code prohibit Plan Fiduciaries from engaging in various transactions (“Prohibited Transactions”) involving plan assets with persons who have certain relationships with respect to the Plan, such as other plan fiduciaries (a “Party In Interest”). Thus, for example, absent an exemption, the Plan Fiduciaries should not purchase interests in the Trust with assets of any Plan if the Sponsor or any of its affiliates or any of their respective employees either: (i) has investment discretion with respect to such Plan assets; or (ii) has the authority or responsibility to give or regularly gives individualized investment advice with respect to such plan assets, for a fee, where there is an understanding that it will serve as the primary basis for the investment decisions made with respect to such plan assets and that such advice will be based on the particular investment needs of the Plan; or (iii) is an employer maintaining or contributing to such Plan. A party that is described in clause (i) or (ii) of the preceding sentence is a fiduciary under ERISA and the Code with respect to the Plan, and any such purchase might result in a Prohibited Transaction under ERISA and the Code.

If the underlying assets of the Trust were deemed to be “Plan Assets” under ERISA, that could have certain negative consequences.

If the underlying assets of the Trust (as opposed to interests in the Trust alone) were deemed to be “plan assets” under ERISA, (i) the prudence and other fiduciary responsibility standards of Title I of ERISA would extend to investments made by the Trust; and (ii) certain transactions in which the Trust might seek to engage could constitute prohibited transactions.

Under a regulation (the “Plan Assets Regulation”) issued by the U.S. Department of Labor (“DOL”), the assets and properties of certain entities in which a Plan makes an equity investment (other than an investment in a publicly offered security or a security issued by an investment company registered under the Investment Company Act) would be deemed to be assets of the investing Plan unless, among other exceptions, equity participation by Benefit Plan Investors is less than 25% of any class of equity of the entity. Shares in the Trust will be neither publicly offered nor securities issued by an investment company registered under the Investment Company Act, within the meaning of the Plan Assets Regulation, and, although the Sponsor intends that less than 25% of the total interests are held by Benefit Plan Investors, it is possible that Benefit Plan Investors may purchase 25% or more of the interests in the Trust.

If the underlying assets of the Trust were deemed to be “Plan Assets” under ERISA and a non-exempt Prohibited Transaction were to occur, that could have certain negative consequences.

If the Trust’s assets were deemed to constitute “plan assets” subject to Title I of ERISA or Section 4975 of the Code and a non-exempt Prohibited Transaction were to occur, then the Sponsor, as a fiduciary and Party In Interest, and any other Party In Interest that engaged in the Prohibited Transaction could be required (i) to restore to the Plan any profit realized on the transaction and (ii) to reimburse the Plan for any losses suffered by the Plan as a result of such transaction. In addition, each Party In Interest involved could be subject to an excise tax equal to 15% of the amount involved in the Prohibited Transaction for each year such transaction continues and, unless such transaction were corrected within statutorily required periods, to an additional tax of 100%. Plan Fiduciaries who make the decision to invest in an interest in the Trust could, under certain circumstances, be liable as co-fiduciaries for actions taken by the Trust or the Sponsor. Furthermore, unless appropriate administrative exemptions were available or were obtained, the Trust could be restricted from acquiring an otherwise desirable investment or from entering into an otherwise favorable transaction, if such acquisition or transaction would constitute a Prohibited Transaction.

Except as otherwise set forth, the foregoing statements regarding the consequences under ERISA and the Code of an investment in the Trust are based on the provisions of the Code and ERISA as currently in effect, and the existing administrative and judicial interpretations thereunder. No assurance can be given that administrative, judicial or legislative changes will not occur that may make the foregoing statements incorrect or incomplete.

ALLOWING AN INVESTMENT IN THE TRUST IS NOT TO BE CONSTRUED AS A REPRESENTATION BY THE SPONSOR OR ANY OF ITS AFFILIATES, AGENTS OR EMPLOYEES THAT THIS INVESTMENT MEETS SOME OR ALL OF THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS BY ANY PARTICULAR PLAN OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY SUCH PARTICULAR PLAN. THE PERSON WITH INVESTMENT DISCRETION SHOULD CONSULT WITH THE PLAN’S ATTORNEY AND FINANCIAL ADVISERS AS TO THE PROPRIETY OF AN INVESTMENT IN THE TRUST IN LIGHT OF THE CIRCUMSTANCES OF THE PARTICULAR PLAN, CURRENT TAX LAW AND ERISA.

The Shareholder may be subject to certain U.S. federal income tax risks.

It is anticipated that the Trust will be classified as a partnership for U.S. federal income tax purposes. Each Shareholder must take into account its allocable share of the partnership items of the Trust. The Trust, like all entities classified as partnerships for federal tax purposes, is subject to a risk of audit by the Internal Revenue Service (“Service”). Any adjustments made to the Trust’s information returns produced by such an audit might result in adjustments to the Shareholder’s tax returns, with respect not only to items related to the Trust, but also to unrelated items. Furthermore, federal, state and local tax laws are subject to change, and Shareholders could incur substantial tax liabilities as a result of changes thereto. Finally, various aspects of income taxation, including federal, state and local taxation and the alternative minimum tax, produce tax effects that can vary based on each taxpayer’s particular circumstances. See “Certain U.S. Federal Income Tax Considerations.”

We intend to continue to prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our Shares on a weekly basis, instead of on the basis of the date a particular Share is transferred. The Service may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our Shareholders.

We intend to continue to prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our Shares on a weekly basis, instead of on the basis of the date a particular Share is transferred. The use of this proration method may not be permitted under existing Treasury regulations that provide for semi-monthly and monthly simplifying conventions and do not specifically authorize the use of the proration method we will adopt. If the Service were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our Shareholders. See “Certain U.S. Federal Income Tax Considerations—Entity Classification and Partnership Taxation—Allocations Between Transferors and Transferees” and “Certain U.S. Federal Income Tax Considerations” for additional discussion regarding tax considerations generally.

Shareholders should consult their own tax advisors to determine the tax effects of an investment in the Trust, especially in light of their particular financial situations.

The Trust may, but is not required to, make distributions to Shareholders. Therefore, a Shareholder should not rely on distributions from the Trust to cover the Shareholder’s tax liability associated therewith, if any. Instead, a Shareholder will generally be required to realize the value of its investment in the Trust based on the value of any freely tradeable Shares sold on the OTCQX.

The Service could challenge the deductibility of expenses the Trust (directly or indirectly) incurs.

The Service could challenge the deductibility of expenses the Trust (directly or indirectly) incurs, including the Management Fee, for several reasons, including that those expenses constitute capital expenditures that, among other things, should be added to the Trust’s cost of acquiring its investments and amortized over a period of time or held in suspense until the Trust liquidates or dissolves.

The present U.S. federal income tax treatment of an investment in the Trust may be modified by legislative, judicial or administrative action at any time and any such action may affect investments and commitments previously made.

The present U.S. federal income tax treatment of an investment in the Trust may be modified by legislative, judicial or administrative action at any time and any such action may affect investments and commitments previously made. The overall impact of recent major changes to the Code enacted by the U.S. Congress remains uncertain. The U.S. federal income tax rules are constantly under review by persons involved in the legislative process and by the Service and the Treasury Department, resulting from time to time in the adoption of new Treasury regulations or changes to existing regulations, revised interpretations of established concepts, as well as statutory changes. The Service currently treats virtual currencies as property for U.S. federal income tax purposes, but such treatment may be subject to modification or changes. In addition, the Service recently released additional guidance to the effect that Hard Forks, Airdrops and similar occurrences with respect to digital currencies will under certain circumstances be treated as taxable events giving rise to ordinary income, however, there continues to be uncertainty with respect to the timing and amount of the income inclusions. Any changes in the U.S. federal tax laws or interpretations thereof could adversely affect the tax treatment of an investment in the Trust. Congress constantly scrutinizes the U.S. federal income tax treatment of private investment funds and hedge funds, and there can be no assurance that legislation will not be enacted that has an unfavorable effect on a Shareholder’s investment in the Trust.

The Trust may experience adverse tax consequences.
While the Trust is advised in tax matters by its accountants, the Service may not accept the tax positions taken by the Trust.

The Trust may experience audit risk.

The Service could audit the Trust and adjustments to the Trust’s tax returns could occur as a result. Any such adjustment could result in the Trust paying additional tax, interest and penalties, as well as incremental accounting and legal expenses.

Risks Related to the COVID-19 Pandemic

The impact of the novel coronavirus (COVID-19) pandemic on the global economy and our operations remains uncertain. A continuation or worsening of the pandemic could have a material adverse impact on our business, results of operations and financial condition and on the market price of our Shares.

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread and impact of COVID-19, many countries, including the United States, Canada and China, imposed travel bans and restrictions, quarantines, shelter-in-place orders and limitations on business activity. These measures, among other things, restricted certain sectors of global economic activity, significantly increased unemployment and underemployment, and negatively impacted certain sectors of the U.S. and global economy. State, federal and local governments have vacillated between the easing of such restrictive measures and reinstating such measures or threatening to do so based on the current severity of the pandemic. While our operations have not been materially affected at this point, uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations and on the global economy as a whole, particularly with respect to new and potentially vaccine-resistant variants. As a result, it is possible that there could be negative consequences of COVID-19 on the Trust and our operations that we cannot currently anticipate, particularly with respect to new and potentially vaccine-resistant variants. Any such consequences could have material negative consequences for the value of the Shares and the Trust.

Item 2. Properties.

Principal Offices

The Trust is a passive entity with no operations, and the Sponsor administers and manages the Trust as described under “Item 1. Business—Description of the Trust Agreement.” The principal office of the Sponsor is located at 400 Montgomery Street, Suite 600 San Francisco, CA 94111. The lease expires on October 31, 2023.

item 3. legal proceedings.

There are no current, past, pending or, to the Sponsor’s knowledge, threatened legal proceedings or administrative actions either by or against the Trust or the Sponsor that could have a material effect on the Trust’s or the Sponsor’s business, financial condition, or operations and any current, past or pending trading suspensions by a securities regulator.

Item 4. Mine Safety Disclosures.

Not applicable.

Part ii.

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Market Information

The Shares in the Trust were approved to be quoted on the OTCQX under the ticker symbol “BITW” on December 9, 2020. As a result, Trust investors are able to buy and sell shares of the Trust on the OTCQX, once those shares become freely tradeable under the federal securities laws (generally, a year and a day after the shares have been purchased from the Trust). The Trust will continue to privately sell shares directly to accredited investors. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Shareholder Information

As of December 31, 2021, the Trust had unlimited Shares authorized. The following table shows the number of Shares outstanding as of the specified dates:

	December 31, 2021	December 31, 2020
(i) Number of Shares authorized	Unlimited	Unlimited
(ii) Number of Shares outstanding*	20,241,947	15,132,240
(iii) Number of Shares freely tradable (public float)[1]	19,752,894	3,373,319
(iv) Number of beneficial owners owning at least 100 Shares	655	646
(v) Number of holders of record	794	786

* The number of Shares outstanding have been adjusted to reflect an approximately 10:1 stock split that occurred on May 1, 2020 in connection with the conversion of the Trust from a Delaware limited liability company to a Delaware statutory trust.

1 Public float means the total number of unrestricted shares not held directly or indirectly by an officer, director, any person who is the beneficial owner of more than 10 percent of the total shares outstanding, or anyone who controls, is controlled by or is under common control with such person, or any immediate family members of officers, directors and control persons.

Dividends

The Trust has never declared or paid any cash dividends.

Transfer Agent

The Trust’s Transfer Agent is American Stock Transfer & Trust Company, LLC (the “Transfer Agent” or “AST”). The Transfer Agent’s address is 6201 15th Street, Brooklyn, NY 11219, and its telephone number is (877) 814-9687. AST is registered as a transfer agent with the Securities and Exchange Commission and with the New York Department of Financial Services.

Recent Sale of Unregistered Securities and Use of Proceeds

Recent Sale of Unregistered Securities

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

The table below describes the Shares offered, the Shares sold and the average and range of prices at which the Shares were offered and sold by the Trust. All Shares initially offered and sold by the Trust are restricted securities pursuant to Rule 144 under the Securities Act. Until the Shares sold by the Trust become unrestricted in accordance with Rule 144, the certificates or other documents evidencing the Shares will contain legends stating that the Shares have not been registered under the Securities Act and referring to the restrictions on transferability and sale of the Shares under the Securities Act. Such legends are removed upon Shares becoming unrestricted in accordance with Rule 144. This information has been previously included in the Trust’s Quarterly Reports on Form 10-Q during the period covered by such report.

To date, no Shares, other securities of the Trust, or options to acquire such other securities were issued in exchange for services provided by any person or entity.

Period	Shares Offered	Shares Sold[1]	Number of Purchasers	Avg. Price Per Share[1]	High Price Per Share[1]	Date	Low Price Per Share[1]	Date
January 1, 2021 to March 31, 2021	Unlimited	4,647,510	536	$34.65	$51.02	3/30/21	$28.82	1/21/21
March 31, 2021 to June 30, 2021	Unlimited	335,785	192	$49.03	$60.39	5/11/21	$31.44	6/22/21
June 30, 2021 to September 30, 2021	Unlimited	40,296	39	$41.15	$53.19	9/2/21	$28.62	7/20/21
September 30, 2021 to December 31, 2021	Unlimited	86,116	15	$62.13	$68.87	11/9/21	$52.36	10/5/21

1 The Shares Sold and Price Per Share numbers presented have been adjusted to reflect an approximately 10:1 stock split that occurred on May 1, 2020 in connection with the conversion of the Trust from a Delaware limited liability company to a Delaware statutory trust.

Repurchases

There were no purchases during the year ended December 31, 2021.

Item 6. RESERVED.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Form 10-K, which have been prepared in accordance with GAAP. The following discussion may contain forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth under “Item 1A. Risk Factors,” “Statement Regarding Forward-Looking Statements” or in other sections of this Form 10-K.

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

The purpose of the Trust is to make it easier for an investor to invest in the cryptocurrency market as a whole, without having to pick specific tokens, manage a portfolio, and constantly monitor ongoing news and developments. Although the Shares are not the exact equivalent of a direct investment in cryptocurrencies, they provide investors with an alternative that constitutes a relatively cost-effective, professionally managed way to participate in cryptocurrency markets. The Trust holds a Portfolio of cryptocurrencies, referred to as the Portfolio Crypto Assets.

In furtherance of this objective, the activities of the Trust include (i) issuing Shares in exchange for subscriptions, (ii) selling or buying Portfolio Crypto Assets in connection with monthly rebalancing, (iii) selling Portfolio Crypto Assets as necessary to cover the Management Fee (as defined below) and/or any Organizational Expenses (as defined below), (iv) causing the Sponsor to sell Portfolio Crypto Assets upon any potential future termination of the Trust, and (v) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement, and the Custodian Agreement (as defined below).

The Trust’s principal investment objective is to invest in a Portfolio of cryptocurrencies that tracks the Index as closely as possible with certain exceptions determined by the Sponsor in its sole discretion, as described more fully in the section “Item 1. Business—Business of the Trust.” In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, Airdrops, Emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent. The Trust believes that it has met its principal investment objective. As of December 31, 2021, there was a correlation of 99.95% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“NAV”) of the shares, and the market price may at times be significantly above or below the shares’ NAV. The NAV of the Trust is calculated by summing the assets and liabilities and the NAV Per Share is calculated by dividing the total NAV by the shares outstanding. However, the Trust believes that any such deviation does not affect the Trust’s principal investment objective, as the Trust does not maintain or promote any business objectives related to the market trading price of its shares. Furthermore, under Regulation M, the Trust as issuer of the Shares is not permitted to take any actions that would seek to reconcile the NAV of the Shares and the market price of the Shares, and the Trust would not undertake business objectives that it was legally restricted from achieving.

The Trust and the Sponsor have entered into a limited, non-exclusive, revocable license agreement with Bitwise Index Services, LLC (the “Index Provider”), an affiliate of the Trust that is controlled by the same parent entity as the Sponsor, at no cost to the Trust or the Sponsor allowing the Trust to use the Index as the benchmark index for the Trust (the “License Agreement”).

Results of Operations

Financial Information for the Year Ended December 31, 2021 and the Year Ended December 31, 2020

The following table sets forth statements of operations data for the years ended December 31, 2021 and 2020.

	2021	2020
Income
Redemption fee income	$—	$—
Other income	—	—
Total Income	—	—
Expenses
Management fees	$23,059,156	$1,875,116
Transaction and other fees	3,919	2,669
Total Expenses	23,063,075	1,877,785
Net Investment loss	(23,063,075)	(1,877,785)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from digital assets	(9,558,990)	(4,492,966)
Net change in unrealized appreciation (depreciation) from digital assets	449,410,634	160,763,043
Net realized and change in unrealized gain (loss) on investments	439,851,644	156,270,077
Net increase (decrease) in Net Assets resulting from operations	$416,788,569	$154,392,292

Comparison of the years ended December 31, 2021 and 2020

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

Management fees for the year ended December 31, 2021 was $23,059,156 compared to management fee for the year ended December 31, 2020 of $1,875,116. This change was due to an increase in the Trust’s net asset value due to an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedule of Investments” below) and new Shareholder subscriptions.

Net realized gain (loss) from digital assets

Net realized gain (loss) from digital assets for the year ended December 31, 2021 was ($9,558,990) compared to net realized gain (loss) from digital assets for the year ended December 31, 2020 of ($4,492,966). This change was due to transactions and fluctuations in the value of the Portfolio Crypto Assets.

Net change in unrealized appreciation (depreciation) from digital assets

Net change in unrealized appreciation (depreciation) from digital assets for the year ended December 31, 2021 was $449,410,634 compared to net change in unrealized appreciation (depreciation) from digital assets for the year ended December 31, 2020 of $160,763,043. The primary factors for the change were an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedule of Investments” below) and new Shareholder subscriptions.

Net increase (decrease) in Net Assets resulting from operations

The Trust’s net increase (decrease) in Net Assets resulting from operations for the twelve-month period ended December 31, 2021 was $416,788,569 compared to net increase (decrease) in Net Assets resulting from operations of $154,392,292 as of December 31, 2020. The primary factors for the change were an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedule of Investments” below) and new Shareholder subscriptions.

Financial Information for the Year Ended December 31, 2020 and the Year Ended December 31, 2019

The following table sets forth statements of operations data for the years ended December 31, 2020 and 2019.

	2020	2019
Income
Redemption fee income	$—	$3,635
Other income	—	753
Total Income	—	4,388
Expenses
Management fees	1,875,116	555,041
Transaction and other fees	2,669	32
Total Expenses	1,877,785	555,073
Net Investment loss	(1,877,785)	(550,685)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from digital assets	(4,492,966)	(3,276,792)
Net change in unrealized appreciation (depreciation) from digital assets	160,763,043	9,323,791
Net realized and change in unrealized on investments	156,270,077	6,046,999
Net increase (decrease) in Net Assets resulting from operations	$154,392,292	$5,496,314

Comparison of the years ended December 31, 2020 and 2019

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

Management fees for the year ended December 31, 2020 was $1,875,116 compared to management fees for the year ended December 31, 2019 of $555,041. This change was due to an increase in the Trust’s net asset value due to an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedules of Investments” below) and new Shareholder subscriptions.

Net realized gain (loss) from digital assets

Net realized gain (loss) from digital assets for the year ended December 31, 2020 was ($4,492,966) compared to net realized gain (loss) from digital assets for the year ended December 31, 2019 of ($3,276,791). This change was due to fluctuations in the value of the Trust’s Portfolio Crypto Assets.

As discussed in "Item 1A. Risk Factors—Risks Related to Regulatory and Compliance" Trust sold its XRP holdings for gross proceeds of $8,241,977.07 which represented a realized loss of $1,468,447.06. This realized loss is reflected as a component of the “Net realized loss from digital assets” in the Statement of Operations table in the Financial Statements for the period ended December 31, 2020.

Net change in unrealized appreciation (depreciation) from digital assets

Net change in unrealized appreciation (depreciation) from digital assets for the year ended December 31, 2020 was $160,763,043 compared to net change in unrealized appreciation (depreciation) from digital assets for the year ended December 31, 2019 of $9,323,791. This change was due to fluctuations in the prices of Portfolio Crypto Assets during the periods.

Net increase (decrease) in Net Assets resulting from operations

The Trust’s net increase (decrease) in Net Assets resulting from operations for the twelve-month period ended December 31, 2020 was $154,392,292 compared to net increase (decrease) in Net Assets resulting from operations of $5,496,314 as of December 31, 2019. The primary factor that impacted 2020 net income compared to 2019 net income was a significant change in net realized and change in unrealized gain on investments from a net gain of $156,270,077 in 2020 to a net gain of $6,046,999 in 2019. The primary factors for the change were an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedules of Investments” below) and new Shareholder subscriptions.

Management Fee

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month.

The Sponsor is responsible for paying for all ordinary administrative and overhead expenses of managing the Trust, including payment of rent, custody charges or flat rate fees for holding the Trust’s assets charged by the Custodian and customary fees and expenses of the Trustee, Administrator and Auditor (including costs incurred for appraisal or valuation expenses associated with the preparation of the Trust’s financial statements, tax returns and other similar reports and excluding indemnification and extraordinary costs). The Sponsor also pays for all expenses associated with the operation of the Trust, including for example, fees associated with quotation of the Shares on the OTCQX, registration with the SEC, and fees associated with retaining and maintaining the Transfer Agent. “Trading commissions” or trading fees paid to trading venues (also known as exchanges) or intermediaries (such as trading technology or digital asset brokerage firms) that assist in trade execution for accessing digital asset liquidity are charged to the Trust and may either be included in the cost of the digital assets acquired by or disposed of by the Trust or may appear as explicit costs in addition to the price of the digital asset. Trading fees and commissions are charged to the Trust and may appear in the financial statements as “Transaction and other fees” in the Financial Statements’ Statement of Operations in the Expenses category or may be included in the cost of the digital assets acquired by the Trust.

There is no ceiling to the Trust’s expenses that the Sponsor will pay. However, the Sponsor retains the right to cause the Trust to pay indemnification and Extraordinary Expenses, and these Trust expenses are not covered by the Management Fee. The Trust may incur certain Extraordinary Expenses including, but not limited to, any non-customary costs and expenses including indemnification and extraordinary costs of the Administrator and Auditor, costs of any litigation or investigation involving Trust activities, and financial distress and restructuring and indemnification expenses.

Shareholder Subscriptions

As of November 18, 2021, the Sponsor to the Trust has closed the acceptance of all subscriptions to the Bitwise 10 Crypto Index Fund, pursuant to its rights under Sections 5 and 6 of the Trust Agreement. At this time, the Sponsor has no plans to reopen subscriptions to the Bitwise 10 Crypto Index Fund.

For the periods January 1, 2021 to December 31, 2021, the Trust accepted In-Kind Investments from Shareholders of $95,459,698. For the year ended December 31, 2020, the Trust accepted In-Kind Investments from Shareholders of $99,779,732. The Trust valued in-kind contributions to the Trust using the same valuation methodology that it uses to calculate the Trust’s NAV on the day of the subscription. A contribution in-kind was valued, in dollar terms, using the same prices for each digital asset that are used to value the assets in the Trust on that day, and that value is divided by the Trust’s per-share NAV as calculated on that day in order to calculate the number of Shares purchased by the Subscriber in the transaction. The Trust did not make any in-kind distributions or liquidated a Shareholder’s pro-rata distribution in order to reduce additional regulatory costs of the Shareholders for any period presented.

For the period January 1, 2021 to December 31, 2021, the Trust accepted In-Kind Investments from Shareholders of $95,459,698. During the period, the Trust issued 2,823,504 Shares in exchange for 2,069.84 Bitcoin, 12,599.54 Ether, 200 LINK, and 132 UNI. During the fiscal year ended December 31, 2020, the Trust issued 6,252,733.96 shares in exchange for in-kind investments of 4,328.88 Bitcoin, 97,173.33 EOS, 22,165.88 Ether, 34,134.02 LINK, 1,847.38 Bitcoin Cash, 2,055,326.24 XLM, 19,177.97 Litecoin, 6,128,410.06 XRP, and 78,492.20 Tezos.

Capital Resources and Liquidity

The Trust generally holds only a very small cash balance, and is otherwise fully invested in order to maintain its investment objective of tracking the Index. When selling Portfolio Crypto Assets to pay the Management Fee, the Sponsor endeavors to sell an exact amount of Portfolio Crypto Assets needed in order to pay such expenses in order to minimize the Trust’s holdings of assets other than Portfolio Crypto Assets. As a consequence, the Sponsor expects the Trust will typically have a very small cash balance at each reporting period. Cash may also be held in the Trust after a Subscription from a Shareholder is funded (or sent to the Trust’s bank account) but not yet invested in Portfolio Crypto Assets, or after a redemption from a redeeming Shareholder had been processed (e.g., by raising cash through the sale of Portfolio Crypto Assets) but not yet paid to the redeeming Shareholder.

As described above, in exchange for the Management Fee, the Sponsor is responsible for payment of almost all of the expenses incurred by the Trust. As a result, the only material ordinary expense of the Trust during the periods covered by this Annual Report on Form 10-K was the Management Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Value of Portfolio Crypto Assets

As described above in “Item 1A. Risk Factors—Risks Related to Cryptocurrencies—The value of the Trust’s cryptocurrencies is dependent, directly or indirectly, on prices established by cryptocurrency exchanges and other cryptocurrency trading venues, which are new and, in most cases, largely unregulated” and “Item 1. Business—Overview of the Digital Asset Industry,” the prices of the various Portfolio Crypto Assets held by the Trust are subject to extreme volatility. This volatility had a significant impact on the value of the Portfolio Crypto Assets as of the year-ended December 31, 2021 compared to year-ended December 31, 2020 and year-ended December 31, 2019.

As shown below in “—Schedules of Investments,” aside from the change in value of Portfolio Crypto Assets, the increase in total investments in digital assets from January 1, 2021 to December 31, 2021 was due primarily to an increase of approximately 1,900.51 units of Bitcoin and an increase of approximately 19,597.80 units of Ethereum, in addition to the number of units invested in the additional cryptocurrencies that comprise the Portfolio Crypto Assets, purchased in connection with Shareholder subscriptions for Shares, partially offset by the sale of various Portfolio Crypto Assets to pay the Management Fee.

The increase in total investments in digital assets from December 31, 2019 to December 31, 2020 was due primarily to an increase of approximately 8,373.092 units of Bitcoin and an increase of approximately 46,773.289 units of Ethereum, in addition to the number of units invested in the additional cryptocurrencies that comprise the Portfolio Crypto Assets, purchased in connection with Shareholder subscriptions for Shares, partially offset by the sale of various Portfolio Crypto Assets to pay the Management Fee and to fund redemptions.

Shareholder Subscriptions and Redemptions1

During the period from January 1, 2021 to December 31, 2021, Shareholders subscribed for approximately 5,109,707 Shares with an average net asset value as of December 31, 2021 of $48.14. During the same period, Shareholders redeemed zero Shares. As a result, there were approximately 20,241,947 Shares outstanding as of December 31, 2021.

During the period from January 1, 2019 to December 31, 2019, Shareholders subscribed for 746,509.27 Shares with an average net asset value as of December 31, 2019 of $7.52. During the same period, Shareholders redeemed 239,486.17 Shares. As a result, there were 3,416,265.31 Shares outstanding as of December 31, 2019. The Trust ceased its redemption program on October 7, 2020.

During the period from January 1, 2020 to December 31, 2020, Shareholders subscribed for 11,985,739.55 Shares with an average net asset value as of December 31, 2020 of $17.2764. During the same period, Shareholders redeemed 269,912.45 Shares. As a result, there were approximately 15,132,240 Shares outstanding as of December 31, 2020.

From January 1, 2021 to December 31, 2021, the Trust took in $184,508,655 of subscriptions. From January 1, 2020 through December 31, 2020, the Trust took in $199,474,452 of subscriptions and processed $2,277,884 of redemptions. From January 1, 2019 through December 31, 2019, the Trust took in $5,522,177 of subscriptions and processed $1,833,801 of redemptions.

1 The Share and average net asset value numbers presented in this section have been adjusted to reflect an approximately 10:1 stock split that occurred on May 1, 2020 in connection with the conversion of the Trust from a Delaware limited liability company to a Delaware statutory trust.

Schedules of Investments

The following provides details on the Portfolio Crypto Assets that comprise the Trust’s assets.

Fiscal Year 2021

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2021	10,784.1481	$314,622,646
Purchases	3,375.5931	133,881,461
Sales	(1,684.0854)	(69,117,975)
Net realized loss on investment	—	(8,287,493)
Net change in unrealized appreciation on investment	—	201,132,997
Balance at December 31, 2021	12,475.6558	$572,231,636

	Aave (AAVE)
	Units	Fair Value
Balance at January 1, 2021	—	$—
Purchases	9,100.3093	2,807,453
Sales	(9,100.309)	(2,990,141)
Net realized gain/loss on investment	—	182,688
Net change in unrealized appreciation on investment	—	—
Balance at December 31, 2021	—	$—

	Cosmos (ATOM)
	Units	Fair Value
Balance at January 1, 2021	—	$—
Purchases	440,893.7699	9,039,284
Sales	(440,893.7699)	(10,660,838)
Net realized gain on investment	—	1,621,554
Net change in unrealized appreciation on investment	—	—
Balance at December 31, 2021	—	$—

	Bitcoin Cash (BCH)
	Units	Fair Value
Balance at January 1, 2021	10,473.1301	$3,580,941
Purchases	3,191.2557	1,491,876
Sales	(921.8453)	(465,000)
Net realized gain/loss on investment	—	(1,239,749)
Net change in unrealized appreciation on investment	—	1,991,827
Balance at December 31, 2021	12,742.5405	$5,359,895

	EOS (EOS)
	Units	Fair Value
Balance at January 1, 2021	538,167.0251	$1,394,797
Purchases	850,154.5864	5,520,968
Sales	(1,388,321.6115)	(5,994,212)
Net realized gain/loss on investment	—	(1,483,649)
Net change in unrealized appreciation on investment	—	562,096
Balance at December 31, 2021	—	$—

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2021	60,056.7369	$44,737,962
Purchases	26,509.5107	40,689,802
Sales	(8,331.7065)	(22,836,676)
Net realized gain/loss on investment	—	4,596,726
Net change in unrealized appreciation on investment	—	217,957,530
Balance at December 31, 2021	78,234.5412	$285,145,344

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2021	198,197.5054	$2,221,197
Purchases	132,409.5218	3,104,263
Sales	(15,671.4793)	(350,501)
Net realized gain/loss on investment	—	(197,325)
Net change in unrealized appreciation on investment	—	1,228,187
Balance at December 31, 2021	314,935.5479	$6,005,821

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2021	—	$—
Purchases	291,035.0629	5,404,677
Sales	(260,258.3857)	(4,482,461)
Net realized gain/loss on investment	—	(201,399)
Net change in unrealized appreciation on investment	—	(202,846)
Balance at December 31, 2021	30,776.6772	$517,971

	Stellar (XLM)
	Units	Fair Value
Balance at January 1, 2021	11,528,862.8879	$1,454,725
Purchases	5,302,871.7523	1,672,356
Sales	(16,831,734.6402)	(4,636,994)
Net realized gain/loss on investment	—	943,964
Net change in unrealized appreciation on investment	—	565,949
Balance at December 31, 2021	—	$—

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2021	41,163.3951	$5,121,885
Purchases	12,148.3537	1,929,049
Sales	(6,824.3110)	(896,500)
Net realized gain on investment	—	(166,782)
Net change in unrealized appreciation on investment	—	710,258
Balance at December 31, 2021	46,487.4378	$6,697,910

	Tezos (XTZ)
	Units	Fair Value
Balance at January 1, 2021	439,012.4222	$883,392
Purchases	101,543.2320	302,482
Sales	(540,555.6542)	(1,850,093)
Net realized gain on investment	—	652,978

Net change in unrealized appreciation on investment	—	11,241
Balance at December 31, 2021	—	$—

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2021	—	$—
Purchases	22,698,896.2268	30,896,591
Sales	(270,833.7099)	(555,000)
Net realized gain on investment	—	181,000
Net change in unrealized appreciation on investment	—	(1,581,418)
Balance at December 31, 2021	22,428,062.5169	$28,941,172

	Algogrand (ALGO)
	Units	Fair Value
Balance at January 1, 2021	—	$—
Purchases	4,208,152.1524	8,025,000
Sales	—	—
Net realized gain on investment	—	—
Net change in unrealized appreciation on investment	—	(1,100,064)
Balance at December 31, 2021	4,208,152.1524	$6,924,935

	Polygon (MATIC)
	Units	Fair Value
Balance at January 1, 2021	—	$—
Purchases	4,687,598.4165	8,817,500
Sales	(40,218.0713)	(45,000)
Net realized gain on investment	—	(30,675)
Net change in unrealized appreciation on investment	—	2,676,787
Balance at December 31, 2021	4,647,380.3452	$11,418,613

	Filecoin (FIL)
	Units	Fair Value
Balance at January 1, 2021	—	$—
Purchases	51,960.8487	9,163,965
Sales	(51,960.8487)	(3,033,137)
Net realized gain on investment	—	(6,130,828)
Net change in unrealized appreciation on investment	—	—
Balance at December 31, 2021	—	$—

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2021	—	$—
Purchases	4,851.3970	—
Sales	—	518,000
Net realized gain on investment	—	—
Net change in unrealized appreciation on investment	—	1,342
Balance at December 31, 2021	4,851.3970	$519,342

	Solana (SOL)
	Units	Fair Value

Balance at January 1, 2021	—	$—
Purchases	204,175.6196	8,895,800
Sales	—	—
Net realized gain on investment	—	—
Net change in unrealized appreciation on investment	—	25,456,748
Balance at December 31, 2021	204,175.6196	$34,352,548

As of December 31, 2021, Bitcoin represented 59.72% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 29.76%, while the remaining 10.52% of the Portfolio Crypto Assets were comprised of Solana, Cardano, Polygon, Algorand, Litecoin, Chainlink, Bitcoin Cash, Uniswap and Avalanche.

Fiscal Year 2020

	Bitcoin (XBT)
	Units	Fair Value
Balance at January 1, 2020	2,411.0565	$17,233,399
Purchases	8,602.3760	165,787,558
Sales	(229.2844)	(2,298,251)
Net realized loss on investment	—	(665,844)
Net change in unrealized appreciation on investment	—	134,565,784
Balance at December 31, 2020	10,784.1481	$314,622,646

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2020	3,082,069.9038	$101,149
Purchases	—	—
Sales	(3,082,069.9038)	(100,421)
Net realized loss on investment	—	(166,107)
Net change in unrealized appreciation on investment	—	165,379
Balance at December 31, 2020	—	$—

	Bitcoin Cash (BCH)
	Units	Fair Value
Balance at January 1, 2020	2,416.9129	$488,284
Purchases	8,127.5632	2,336,707
Sales	(71.3460)	(18,500)
Net realized loss on investment	—	(244,767)
Net change in unrealized appreciation on investment	—	1,019,218
Balance at December 31, 2020	10,473.1301	$3,580,942

	EOS (EOS)
	Units	Fair Value
Balance at January 1, 2020	127,495.0210	$326,718
Purchases	418,101.5077	1,163,846
Sales	(7,429.5036)	(24,500)
Net realized loss on investment	—	(29,316)
Net change in unrealized depreciation on investment	—	(41,951)
Balance at December 31, 2020	538,167.0251	$1,394,797

	Ethereum Classic (ETC)
	Units	Fair Value
Balance at January 1, 2020	—	$—
Purchases	19,858.2500	217,000
Sales	(19,858.2500)	(128,681)
Net realized loss on investment	—	(88,319)
Net change in unrealized appreciation on investment	—	—
Balance at December 31, 2020	—	$—

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2020	13,283.4476	$1,698,840
Purchases	47,249.8685	24,997,687
Sales	(476.5792)	(119,007)
Net realized loss on investment	—	(389,470)
Net change in unrealized appreciation on investment	—	18,549,911
Balance at December 31, 2020	60,056.7369	$44,737,961

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2020	—	$—
Purchases	241,136.6402	1,945,310
Sales	(42,939.1348)	(119,799)
Net realized gain on investment	—	42,810
Net change in unrealized appreciation on investment	—	352,875
Balance at December 31, 2020	198,197.5054	$2,221,196

	Stellar (XLM)
	Units	Fair Value
Balance at January 1, 2020	2,579,803.2585	$115,648
Purchases	8,949,059.6294	1,204,428
Sales	—	—
Net realized gain/loss on investment	—	—
Net change in unrealized appreciation on investment	—	134,649
Balance at December 31, 2020	11,528,862.8879	$1,454,725

	Litecoin (XLT)
	Units	Fair Value
Balance at January 1, 2020	9,405.8913	$385,714
Purchases	37,629.3210	2,947,583
Sales	(5,871.8172)	(231,500)
Net realized loss on investment	—	(852,523)
Net change in unrealized appreciation on investment	—	2,872,610
Balance at December 31, 2020	41,163.3951	$5,121,884

	Monero (XMR)
	Units	Fair Value
Balance at January 1, 2020	2,355.8898	$104,593
Purchases	—	—
Sales	(2,355.8898)	(103,308)
Net realized loss on investment	—	(426,933)
Net change in unrealized appreciation on investment	—	425,648
Balance at December 31, 2020	—	$—

	Ripple (XRP)
	Units	Fair Value
Balance at January 1, 2020	5,863,859.8123	$1,113,258
Purchases	14,908,431.3792	6,106,430
Sales	(20,772,291.1915)	(8,279,982)
Net realized loss on investment	—	(1,672,497)
Net change in unrealized appreciation on investment	—	2,732,791
Balance at December 31, 2020	—	$—

	Tezos (XTZ)
	Units	Fair Value
Balance at January 1, 2020	90,338.0910	$123,618
Purchases	348,674.9312	773,634
Sales	(0.6000)	(1)
Net realized gain/loss on investment	—	—
Net change in unrealized depreciation on investment	—	(13,859)
Balance at December 31, 2020	439,012.4222	$883,392

As of December 31, 2020, Bitcoin represented approximately 84.29% of the total Portfolio Crypto Assets held by the Trust. Ethereum represented 11.99%, while the remaining 3.93% of the Portfolio Crypto Assets were comprised of Litecoin, Bitcoin Cash, Cardano, Chainlink, Stellar Lumens, EOS, Tezos, and Cosmos.

Historical Portfolio Crypto Asset Prices

Effective August 31, 2021, the Trust identifies publicly available, well-established and reputable cryptocurrency exchanges selected by the Sponsor and its affiliates in their sole discretion, including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset. For valuation purposes, the Trust then utilizes the 4:00 pm ET price from the highest volume exchange for each asset, referred to as the Principal Market price. Prior to August 31, 2021, the Trust calculated a composite reference price daily by averaging across all prices from select trading venues weighted by their 60-minutetrade volume. The list of exchanges which were used in order to calculate the daily reference prices included Poloniex, Binance, Bittrex, Kraken, Bitstamp, itBit, Gemini, Coinbase and BitFlyer.

The following provides an overview of the prices of the Portfolio Crypto Assets that comprised the majority of the Trust’s assets during the Fiscal Year Ended December 31, 2021 and December 31, 2020.

Fiscal Year Ended December 31, 20211

Crypto Asset	Average	High	Date	Low	Date	End of Period	Date
Bitcoin	$47,422.06	$67,371.70	11/9/2021	$29,295.98	1/1/2021	$45,867.86	12/31/2021
Ethereum	$2,775.92	$4,776.95	11/9/2021	$731.87	1/1/2021	$3,644.75	12/31/2021
Solana	$136.85	$254.44	11/6/2021	$23.83	7/20/2021	$168.25	12/31/2021
Cardano	$1.50	$2.99	9/3/2021	$0.17	1/2/2021	$1.29	12/31/2021
Polygon	$1.50	$2.82	12/26/2021	$0.72	7/20/2021	$2.46	12/31/2021
Algorand	$1.71	$2.23	11/12/2021	$1.31	12/20/2021	$1.65	12/31/2021
Litecoin	$185.78	$371.96	5/11/2021	$108.83	7/20/2021	$144.08	12/31/2021
Chainlink	$26.61	$50.43	5/9/2021	$11.77	1/2/2021	$19.07	12/31/2021
Bitcoin Cash	$604.67	$1,465.48	5/6/2021	$340.17	1/1/2021	$420.63	12/31/2021
Avalanche	$107.05	$107.05	12/31/2021	$107.05	12/31/2021	$107.05	12/31/2021
Uniswap	$25.12	$43.40	5/5/2021	$14.05	12/13/2021	$16.83	12/31/2021

Fiscal Year Ended December 31, 20201

Crypto Asset	Average	High	Date	Low	Date	End of Period	Date
Bitcoin	$11,103.97	$29,185.05	12/31/2020	$4,950.39	3/16/2020	$29,185.05	12/31/2020
Bitcoin Cash	$269.73	$493.27	2/14/2020	$168.00	3/16/2020	$342.10	12/31/2020
Chainlink	$8.78	$19.55	8/15/2020	$1.72	1/2/2020	$11.21	12/31/2020
EOS	$2.91	$5.41	2/12/2020	$1.87	3/16/2020	$2.59	12/31/2020
Ethereum	$307.02	$751.88	12/30/2020	$110.29	3/16/2020	$744.99	12/31/2020
Litecoin	$56.14	$133.64	12/26/2020	$32.27	3/16/2020	$124.49	12/31/2020
Stellar Lumens	$0.08	$0.20	11/30/2020	$0.03	3/16/2020	$0.13	12/31/2020
Tezos	$2.43	$4.36	8/16/2020	$1.24	1/4/2020	$2.01	12/31/2020

1 For the avoidance of doubt, this table is for illustrative purposes only. The average, high and low prices were the principal market prices during the period each asset was held by the Trust.

Ripple (“XRP”)

On December 22, 2020, the Trust elected to liquidate its position in the digital asset XRP after the SEC filed a complaint against XRP creator Ripple Labs Inc. and two of its executives, alleging that they failed to register XRP offers and sales, or satisfy any exemptions from registration.

Period	Average	High	Date	Low	Date	End of Period	Date
January 1, 2019 to December 31, 2019	$0.31	$0.48	6/26/2019	$0.18	12/17/2019	$0.19	12/31/2019
January 1, 2020 to December 31, 2020	$0.26	$0.71	11/24/2020	$0.14	03/16/2020	$0.22	12/31/2020

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

Cash

Cash represents cash deposits held at financial institutions and digital asset exchanges. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Investments and Valuation

Calculation of Valuation

For all periods through the quarterly period ended June 30, 2021, the NAV Per Share, the NAV of the Trust, and the fair valuations for each Portfolio Crypto Asset were calculated by the Trust’s administrator in reliance on the fair value of each portfolio crypto asset based on the blended average approach for calculating the price of a digital asset (the " Blended Bitwise Crypto Asset Price"), which the Sponsor was responsible for calculating. The Sponsor provided this price to the administrator, and the administrator used this price (multiplied by the Trust’s holdings) for each asset to determine the fair value of the Trust’s assets. The administrator then subtracted the Trust’s liabilities to determine the Trust’s NAV. The administrator then divided this value by the Trust’s shares outstanding in order to determine the NAV per share. As a result of the Sponsor’s responsibility in this regard, any errors, discontinuance or changes in such valuation calculations may have had an adverse effect on the value of the Shares. The Sponsor instituted this valuation policy in order to generate fair value estimates because it determined that such policy was in the best interest of shareholders, as it would avoid misstatements in valuation of the assets potentially arising from deviations in pricing across the digital asset market, and because of the fragmented nature of the digital asset trading ecosystem. As a result, management applied this valuation technique which it determined to be appropriate given the circumstances.

Following the filing of its Form 10, the Sponsor conducted a complete review of its process for determining fair valuation in the presentation of its financial statements and calculation of NAV. In this process, the Sponsor evaluated whether or not the identification of a principal market for each of the Trust’s assets for valuation purposes, during each period for which the Trust created and had audited its financial statements, would have created a material difference in the Trust’s estimated fair value or assets. In conjunction, the Sponsor determined to undertake a change in valuation policy for the fair valuation of cryptocurrencies held in the Trust. As a result, the Sponsor developed a revised process for the determination of a principal market for each asset based on this consideration and implemented this revised process prior to the creation of financial statements for the period ended September 30, 2021. The Blended Bitwise Crypto Asset Price is no longer used for any calculations by the Trust, including NAV Per Share, NAV of the Trust or fair valuations for any Portfolio Crypto Asset.

The process that the Sponsor developed for identifying a principal market, as described in FASB ASC 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable cryptocurrency exchanges selected by the Sponsor and its affiliates in their sole discretion, including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 16:00 ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

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

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the year ended December 31, 2021.

Year Ended December 31, 2021
Asset	Principal Market Price	Principal Market
BTC	$45,867.86	Coinbase
ETH	$3,644.75	Coinbase
SOL	$168.25	Coinbase
ADA	$1.29	Coinbase
MATIC	$2.46	Coinbase
ALGO	$1.65	Coinbase
LTC	$144.08	Coinbase
LINK	$19.07	Coinbase
BCH	$420.63	Coinbase
AVAX	$107.05	Coinbase
UNI	$16.83	Coinbase

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

In determining fair value, the Trust uses a single, principal market valuation approach. A fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs are to be used when available. The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2021.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$958,115,187	$—	$—	$958,115,187

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2020.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$—	$374,017,545	$—	$374,017,545

During the period, all of the Trust’s assets were considered “Level 2” valuations, because the valuations were based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. These inputs may include (a) quoted prices for similar assets in active markets, (b) quoted prices for identical or similar assets in markets that are not active, (c) inputs other than quoted prices that are observable for the asset, or (d) inputs derived principally from or corroborated by observable market data by correlation or other means.

The Trust generally records receipt of a new digital asset created due to a Hard Fork at the time the Hard Fork is effective. The Trust’s methodology for determining effectiveness of the fork is when two or more recognized exchanges quote prices for the forked coin. Some exchanges and custodians do not honor Hard Forks or may honor Hard Forks in the future. In such cases, the Trust will record receipt of the new digital asset at the time two or more recognized exchanges begin quoting prices for the asset. Although the Trust records the asset into its books and records at the time the fork is effective, as described above, the Trust’s custodian may take an extended period of time to make the forked asset available for transfer, and it may never make the forked asset available for transfer, which could lead to either the Trust holding the asset longer than it would otherwise hold the asset (if it was freely transferrable), or a complete write-down in the value of the forked asset. The Trust does not allocate any of the original digital asset’s cost to the new digital asset and recognizes unrealized gains equal to the fair value of the new digital asset received.

There were no Hard Forks during the period that were not initially recognized but were subsequently recognized.

In November 2018, the Trust received 2,072.49 units of Bitcoin SV (BSV), a forked asset. The Trust carried these units at fair value as an Asset, Investment in digital assets, in its December 31, 2018 financial statements. In January, 2019, the Trust disposed of its units of BSV for $191,519.05, and the proceeds were distributed across other Portfolio Crypto Assets.

Digital asset transactions are recorded on the trade date. Realized gains and losses from digital asset transactions are determined using the identified cost method. Any change in net unrealized gain or loss is reported in the statement of operations. Commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.

The Trust intermittently receives Airdrops of new digital assets. The use of Airdrops is generally to promote the launch and use of new digital assets by providing a small amount of such new digital assets to the private wallets or exchange accounts that support the new digital asset and that hold existing related digital assets. Unlike Hard Forks, Airdropped digital assets can have substantially different Blockchain technology that has no relation to any existing digital asset, and many Airdrops may be without value. The Trust records receipt of Airdropped digital assets when received if there is value to the Trust in doing so. Digital assets received from Airdrops have no cost basis and the Trust recognizes unrealized gains equal to the fair value of the new digital asset received. There were no Airdrops recognized or not recognized during the fiscal year ended December 31, 2021 or the fiscal year ended December 31, 2020.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of December 31, 2021 and 2020, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities.

Financial Instruments with Off-Balance-Sheet Risk

Digital Assets

Digital assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Digital asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At December 31, 2021 and December 31, 2020, $1,037,000 and $759,000 reside on exchanges, respectively.

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

Custody of Digital Assets

The Custodian serves as the Trust’s Custodian for digital assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At December 31, 2021 and December 31, 2020, digital assets of approximately $957,078,000 and $373,259,000 are held by the Custodian, respectively.

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

No FDIC or SIPC Protection

The Trust is not a banking institution or otherwise a member of the FDIC or the SIPC. Accordingly, deposits or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. The Trust’s cryptocurrency Custodian does however carry bespoke insurance policies related to the cryptocurrencies over which it provides custody.

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

Item 7a. Quantitative And Qualitative Disclosures About Market Risk.

The Trust Agreement does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements And Supplementary Data.

The Trust’s Financial Statements, together with the related notes and the associated Reports of Independent Registered Public Accounting Firm, are set forth on the pages indicated in Item 15.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure. For the year ended December 31, 2021, our auditor was changed to KPMG.

Item 9a. Controls And Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9b. Other Information.

Not applicable.

Item 9c. Disclosure Regarding ForeIGn Jurisdictions That Prevent Inspections.

Not applicable.

part iii.

Item 10. Directors, Executive Officers And Corporate Governance.

The Sponsor

Bitwise Investment Advisers, LLC is the Sponsor of the Trust, and has the sole responsibility for the implementation of the Trust’s investment strategy, in accordance with the Trust’s investment objectives, policies, and restrictions, pursuant to an investment advisory agreement between the Trust and the Sponsor. As described under “Item 1. Business—Changes in Index Methodology—Bitwise Crypto Index Committee,” a committee selected by the Sponsor oversees Index Methodology.

The Sponsor is neither an investment adviser registered with the SEC nor a commodity pool operator registered with the CFTC, and will not be acting in either such capacity with respect to the Trust, and the Sponsor’s provision of services to the Trust will not be governed by the Advisers Act or the CEA.

Bitwise Investment Advisers, LLC is a wholly-owned subsidiary of Bitwise Asset Management, Inc. The Sponsor had 51 employees as of December 31, 2021.

The Sponsor’s Role

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Trust for Shareholders, (ii) processing orders for subscriptions and coordinating the processing of such orders, with the assistance of the Administrator (as defined below), (iii) calculating and publishing the Index, (iv) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to withdraw the Trust’s Portfolio Crypto Assets as needed to pay Trust Expenses or Organizational Expenses, and (vi) upon any dissolution of the Trust, distributing the Trust’s remaining Portfolio Crypto Assets or the cash proceeds of the sale thereof to the owners of record of the Shares.

The Sponsor does not store, hold, or maintain control of the Trust’s Portfolio Crypto Assets, and does not maintain any form of insurance on the Portfolio Crypto Assets. The Trust has entered into the Custodian Agreement with the Custodian (the “Custodian Agreement”) to facilitate the security of the Trust’s Portfolio Crypto Assets. See “Item 10. Directors, Executive Officers and Corporate Governance—The Custodian and the Custodial Services Agreement—The Custodian” for additional information. See “Item 1A. Risk Factors—Risks Related to

Cryptocurrencies—The Sponsor may experience loss or theft of its Portfolio Crypto Assets during the transfer of Portfolio Crypto Assets from the Custodian to the Sponsor or to Crypto Asset trading venues.”

The Sponsor’s management fee is paid by the Trust as compensation for services performed under the Trust Agreement. See “Item 11. Executive Compensation—Compensation, Fees, and Expenses.”

Under certain circumstances, the Sponsor may gain control of the Trust’s Portfolio Crypto Assets. These circumstances may include withdrawals of its Portfolio Crypto Assets by the Sponsor in order venues in order to make certain types of trades. The ability to gain temporary control of even a portion of the Portfolio Crypto Assets is restricted to a limited number of authorized personnel of the Sponsor. Once the Custodian processes the transaction, the Sponsor has the ability to send the withdrawn Portfolio Crypto Assets to the delivery address of trading counterparties or trading venues. During any such transfer, the Portfolio Crypto Assets may be vulnerable to security breaches, including hacking and other efforts to obtain the Portfolio Crypto Assets, as well as the risk that while Portfolio Crypto Assets are under the Sponsor’s control, an employee of the Sponsor could access and obtain the Portfolio Crypto Assets. Some of these attempts to obtain the Portfolio Crypto Assets may be successful, and the Sponsor may lose some or all of the transferred Portfolio Crypto Assets. In addition, Portfolio Crypto Assets transferred to exchanges or other trading venues or protocols are subject to increased risk of loss or theft due to reliance on the security procedures of the trading venue (when the Portfolio Crypto Assets are no longer in the custody of the Custodian) and because the same withdrawal procedures required by the Custodian, which are designed to reduce the risk of error or theft, may not be required by trading venues. Portfolio Crypto Assets transferred for the purposes of lending, staking, or participating in other network activities are subject to similar risk of loss, theft, or technological complication that could result in the loss of Portfolio Crypto Assets in their entirety.

Management of the Sponsor

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the Custodian and its agents. As a result, the officers of the Sponsor may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor.

The Sponsor has a board of directors (the “Board”) that is responsible for managing and directing the affairs of the Sponsor. The Board consists of Cory Mulloy, Hunter Horsley, and Hong Kim, who also retain the authority granted to them as officers under the limited liability company agreement of the Sponsor. The Sponsor does not have a separately-designated standing audit committee.

The Sponsor has a code of ethics that applies to its executive officers and agents. The Code of Ethics is available by writing the Sponsor at 400 Montgomery Street, Suite 600, San Francisco, CA 94111 or calling the Sponsor at (415) 968-1843. The Sponsor’s code of ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

The following individuals are the officers of the Sponsor responsible for overseeing the business and operations of the Trust:

Hunter Horsley, 31, is the President and Treasurer and a Director of the Sponsor and has served in such capacity since the Sponsor's inception. Prior to joining Bitwise Asset Management, Inc., Mr. Horsley was a product manager at Facebook and Instagram leading efforts in monetization from 2015 to 2016. He graduated from the Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics in 2015. Mr. Horsley took two years off of school from 2011 to 2013 to be on the founding team of a technology company called Lore (formerly known as CourseKit) to assist in the development of an online learning tool incorporating social networking features. Lore raised over $6 million in equity, grew to 20 employees, and was sold to Noodle Education, Inc. in 2013. Mr. Horsley was named a member of Forbes’ 2019 “30 Under 30” list.

Paul “Teddy” Fusaro, 37, is the Chief Operating Officer and Corporate Secretary of the Sponsor and has served in such capacity since the Sponsor's inception. Prior to Bitwise, Mr. Fusaro was Senior Vice President and Head of Portfolio Management and Capital Markets at IndexIQ, the ETF issuer unit of New York Life

Investment Management, a firm with over $550 billion in AUM, from 2013 to 2018. In this capacity he oversaw portfolio management, trading, and operations for a suite of alternative strategy Exchange Traded Funds, Mutual Funds, and Separately Managed Accounts. Prior to that, Mr. Fusaro was Vice President of Portfolio Management and co-head of Trading and Operations at Direxion Investments, a $13 billion AUM alternative ETF Sponsor, from 2009 to 2013. Earlier in his career, Mr. Fusaro spent time in both equity derivatives and credit derivatives at Goldman Sachs & Co.

Hong Kim, 31, is the Chief Technology Officer and a Director of the Sponsor and has served in such capcity since the Sponsor's inception. Prior to Bitwise, Mr. Kim was a student at the University of Pennsylvania where he graduated with a Bachelor of Science in Computer Science in 2016. While at school, he also worked on Google’s backend infrastructure for Drive. From 2011 to 2013, Mr. Kim took time off from university to work in software security for the South Korean Military.

The following individuals are executive officers of Bitwise Asset Management, Inc., the parent of the Sponsor:

•
Hunter Horsley, 31, is also the Chief Executive Officer of Bitwise and has served in such capacity since Bitwise’s inception in October 2016.
•
Paul “Teddy” Fusaro, 37, is also the President of Bitwise and has served in such capacity since April 2018. Previously he served as the Chief Operating Officer at Bitwise.
•
Katherine Dowling, 50, is the General Counsel and Chief Compliance Officer of Bitwise, and has served in such capacity since March 2021. Prior to Bitwise, Ms. Dowling was the General Counsel and Chief Compliance Officer for True Capital Management from 2019 to 2021. Before that, Ms. Dowling was the Managing Director, Chief Operating Officer and Chief Compliance Officer at Luminate Capital Partners from 2015 to 2018, which she co-founded. Prior to 2015, Ms. Dowling spent more than ten years as an Assistant U.S. Attorney, most recently in the Economic Crimes Unit of the U.S. Attorney's Office for the Northern District of California.
•
Matt Hougan, 45, is the Chief Investment Officer for Bitwise, and has served in such capacity since October 2020. Mr. Hougan previously served as the Global Head of Research at Bitwise since February 2018. Prior to Bitwise, Mr. Hougan was the Managing Director of Global Finance Informa PLC, a FTSE 100 company from 2016 to 2018. Prior to that position, Mr. Hougan was at ETF.com where he was the Chief Executive Officer in 2015 and previously served as President from 2010 to 2014 and Global Head of Editorial from 2007 to 2014.
•
Mick McLaughlin, 51, is the Chief Distribution Officer for Bitwise and has served in such capacity since February 2022. Mr. McLaughlin previously served as the Head of Sales at Bitwise since September 2018. Prior to Bitwise, Mr. McLaughlin was the Vice President, West Coast RIA and Bank Channel for Hartford Funds from 2017 to 2018. Before that, Mr. McLaughlin was the Head of Intermediary Sales at 55 Capital from 2016 to 2017 and was the Managing Director and Head of ETF Distribution for the Americas at Deutsche Bank from 2013 to 2016.
•
Hong Kim, 31, is also the Chief Technology Officer of Bitwise and has served in such capacity since Bitwise’s inception in October 2016.

The Trustee and the Trust Agreement

The Trustee

Delaware Trust Company serves as Delaware trustee of the Trust under the Trust Agreement (the “Trustee”). The Trustee has its principal office at 251 Little Falls Drive, Wilmington, Delaware 19808. The Trustee is unaffiliated with the Sponsor.

The Trustee’s Role

The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware. The duties of the Trustee will be limited to (i) accepting legal process served on the Trust in the State of Delaware, (ii) the execution of any certificates required to be filed with the Delaware Secretary of State which the Delaware Trustee is required to execute under the DSTA, (iii) maintaining all records necessary to form and maintain the existence of the Trust under the DSTA, and (iv) any other duties specifically allocated to the Trustee in the Trust Agreement. To the extent that, at law or in equity, the Trustee has duties (including fiduciary duties) and liabilities relating thereto to the Trust or the Shareholders, such duties and liabilities will be replaced by the duties and liabilities of the Trustee expressly set forth in the Trust Agreement. The Trustee will have no obligation to supervise, nor will it be liable for, the acts or omissions of the Sponsor, the Custodian or any other person.

Neither the Trustee, either in its capacity as trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer, director, officer or controlling person of the issuer of Shares. The Trustee’s liability in connection with the issuance and sale of Shares is limited solely to the express obligations of the Trustee as set forth in the Trust Agreement.

The Trustee has not prepared or verified, and will not be responsible or liable for, any information, disclosure or other statement in this Form 10 or in any other document issued or delivered to you. The Trust Agreement provides that the Trustee will not be responsible or liable for the form, character, genuineness, enforceability, collectability, value, validity, sufficiency, location or existence of any of the Portfolio Crypto Assets or other assets of the Trust.

The Trustee is permitted to resign upon at least sixty (60) days’ notice to the Sponsor. The Trustee will be compensated by the Sponsor and shall be entitled to be reimbursed by the Sponsor or an Affiliate of the Sponsor (including the Trust) against any expenses it incurs relating to or arising out of the formation, operation or termination of the Trust, or the performance of its duties pursuant to the Trust Agreement except to the extent that such expenses result from gross negligence, willful misconduct or bad faith of the Trustee. The Sponsor has the discretion to replace the Trustee. Fees paid to the Trustee are a Sponsor-paid expense.

Description of the Trust Agreement

The Voting Rights of Shareholders

The Shareholders of the Trust have no voting rights.

Derivative Actions, Suits or Other Proceedings

Subject to any other requirements of applicable law including Section 3816 of the Trust Act, no shareholder shall have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust, other than claims under the federal securities laws and the rules and regulations thereunder, unless two or more shareholders who (i) are not affiliates of one another and (ii) collectively hold at least 10% of the outstanding shares join in the bringing or maintaining of such action, suit or other proceeding.

In addition to the requirements set forth in Section 3816 of the Trust Act, a shareholder may bring a derivative action on behalf of the Trust only if the following conditions are met: (i) the shareholder or shareholders must make a pre-suit demand upon the Sponsor to bring the subject action unless an effort to cause the Sponsor to bring such an action is not likely to succeed; and a demand on the Sponsor shall only be deemed not likely to succeed and therefore excused if the Sponsor has a personal financial interest in the transaction at issue, and the Sponsor shall not be deemed interested in a transaction or otherwise disqualified from ruling on the merits of a shareholder demand by virtue of the fact that the Sponsor receives remuneration for its service as the Sponsor or as a sponsor of one or more companies that are under common management with or otherwise affiliated with the Trust; and (ii) unless a demand is not required under (i), discussed above, the Sponsor must be afforded a reasonable amount of time to consider such shareholder request and to investigate the basis of such claim; and the Sponsor shall be entitled to retain counsel or other advisors in considering the merits of the request and may require an undertaking by the shareholders making such request to reimburse the Trust for the expense of any such advisors in the event that the Sponsor determines not to bring such action.

This provision in the Trust Agreement regarding the right to bring a derivative action, suit or other proceeding on behalf of the Trust does not apply to claims under the federal securities laws.

The Removal of the Sponsor

The Shareholders shall not have any right to remove the Sponsor for any reason. The Sponsor may at any time determine to liquidate and dissolve the Trust without any action by the Shareholders.

Amendments to the Trust Agreement

The Trust Agreement may be amended at any time solely upon the written consent of the Sponsor for the purpose of (i) reflecting new Shareholders; (ii) changing the name of the Trust or the location of its office; (iii) correcting ambiguities, inconsistencies or any incompleteness in the Trust Agreement; (iv) conforming the Trust Agreement and Trust operations to federal or state tax, legal, securities or other requirements or regulations, including amendments necessary to preserve the Trust’s qualification to be taxed as a partnership, and to prevent the Trust from in any manner being deemed an “investment company” subject to the provisions of the Investment Company Act; (v) reflecting the contributions and Shares of the Shareholders; (vi) making a change in any provision of the Trust Agreement that requires any action to be taken by or on behalf of the Sponsor or the Trust pursuant to applicable Delaware law if the provisions of applicable Delaware law are amended, modified or revoked so that the taking of such action is no longer required; or (vii) effecting such other amendments as may be deemed by the Sponsor to be necessary and/or desirable to conduct the Trust’s business, and not adverse in any material respects to the Shares of existing Shareholders.

Except as specifically permitted in the Trust Agreement, without the specific consent of each Shareholder adversely affected thereby, no amendment may (i) reduce the Per Share Capital Account of any Share, (ii) change the respective liabilities of the Sponsor and the Shareholders, (iii) have the effect of allocating Net Profits and Net Losses other than in accordance with Article 6 (as in effect prior to such amendment), or (iv) change the provisions of the Trust Agreement regarding such amendments. Notwithstanding any other provision in the Trust Agreement to the contrary, amendments to the Trust Agreement that do not adversely affect the rights of any Shareholder or the Trust in any material respect may be made by the Sponsor without the consent of any Shareholder. Any amendment to the Trust Agreement not otherwise provided for in the Trust Agreement may be made at any time by written consent of the Sponsor and of Shareholders holding a majority of the outstanding Shares. The Trust shall provide to the Shareholders written notice of any amendments to this Agreement. No amendment shall be made to the Trust Agreement without the consent of the Trustee if it reasonably believes that such amendment adversely affects any of the rights, duties or liabilities of the Trustee. At the expense of the Sponsor, the Trustee shall execute and file any amendment to the Certificate of Trust if so directed by the Sponsor or if such amendment is required in the opinion of the Trustee.

Term and Dissolution

As specified in the Trust Agreement, the Trust will operate indefinitely and dissolve only at the election of the Sponsor or upon the occurrence of the following events:

(a)
the final distribution of all moneys or other property or proceeds of the Trust Estate;
(b)
the election by the Sponsor to dissolve the Trust;
(c)
the dissolution of the Trust in accordance with applicable law;
(d)
180 days have elapsed since the Trustee notified the Sponsor of the Trustee’s election to resign or since the Sponsor removed the Trustee, and a successor has not been appointed and accepted its appointment;
(e)
the Trust is determined to be a “money service business” under the regulations promulgated by FinCEN under the authority of the Bank Secrecy Act and is required to comply with certain FinCEN regulation thereunder or is determined to be a “money transmitter” (or equivalent designation) under the laws of any state in which the Trust operates and is required to seek licensing or otherwise comply with state licensing requirements, and the Sponsor has made the determination that termination of the Trust is advisable;
(f)
a United States regulator requires the Trust to shut down or forces the Trust to liquidate all of its Portfolio Crypto Assets;

(g)
any ongoing event exists that either prevents the Trust from making or makes impractical the Trust’s reasonable efforts to make a fair determination of the price of Portfolio Crypto Asset for purposes of determining the net asset value of the Trust;
(h)
the Sponsor determines that the aggregate net assets of the Trust in relation to the operating expenses of the Trust make it unreasonable or imprudent to continue the business of the Trust;
(i)
the Trustee elects to terminate the Trust after the Sponsor is conclusively deemed to have resigned effective immediately as a result of the Sponsor being adjudged bankrupt or insolvent, or a receiver of the Sponsor or of its property being appointed, or a trustee or liquidator or any public officer taking charge or control of the Sponsor or of its property or affairs for the purpose of rehabilitation, conservation or liquidation and a successor sponsor has not been appointed; or
(j)
the Sponsor elects to terminate the Trustee after the Trustee, Administrator, or Custodian (or any successor trustee, administrator, or custodian) resigns or otherwise ceases to be the trustee, administrator or custodian of the Trust, as applicable, and no replacement trustee, administrator and/or custodian acceptable to the Sponsor is engaged.

The Custodian and the Custodial Services Agreement

The Custodian

The Custodian keeps custody of all of the Trust’s Crypto Assets. The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Advisers Act. The Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Custodian Agreement. The Custodian has its principal office at 200 Park Avenue South, Suite 1208, New York, NY 10003. A copy of the Custodian Agreement is available for inspection at the Sponsor’s principal office identified herein.

The Custodian’s Role

Under the Custodian Agreement, the Custodian controls and secures the Trust’s custodial account (the “Custodial Account”), a segregated custody account to store private keys, which allow for the transfer of ownership or control of the Trust’s Portfolio Crypto Assets, on the Trust’s behalf. The Custodian’s services (i) allow Portfolio Crypto Assets to be deposited from a public Blockchain address to the Trust’s Custodial Account and (ii) allow the Trust or Sponsor to withdraw Portfolio Crypto Assets from the Trust’s Custodial Account to a public Blockchain address the Trust or Sponsor controls (the “Custodial Services”). The Custodial Account uses offline storage, or “cold” storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet. Fees paid to the Custodian are a Sponsor-paid expense and are effectively included in the Management Fee.

Under the Custodian Agreement, the Trust has agreed to indemnify and hold harmless the Custodian from any claim or demand (including attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of or related to the Trust’s breach of the Custodian Agreement, inaccuracy in any of the Trust’s representations or warranties in the Custodian Agreement, or Trust’s violation of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the gross negligence, fraud or willful misconduct of the Custodian.

The Custodian and its affiliates may from time to time purchase or sell digital assets for their own accounts and as agent for their customers or Shares for their own accounts. The foregoing notwithstanding, Portfolio Crypto Assets in the Custodial Account are not treated as general assets of the Custodian and cannot be commingled with any other digital assets held by the Custodian. The Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the Portfolio Crypto Assets in the Custodial Account are considered fiduciary assets that remain the Trust’s property at all times.

If the Custodian resigns in its capacity as custodian, the Sponsor may appoint an additional or replacement custodian and enter into a custodian agreement on behalf of the Trust with such custodian.

The Custodian or the Sponsor may terminate the Custodian Agreement subject to certain notice requirements described in the Custodian Agreement, and the Sponsor may withdraw all balances at any time. The Sponsor periodically evaluates the market for Custodial Services.

Description of the Trust Company Custodial Services Agreement

The Trust Company Custodial Services Agreement (“Custodian Agreement”) establishes the rights and responsibilities of the Custodian, and the Trust with respect to the Trust’s digital assets in the Custodial Account, which is maintained and operated by the Custodian on behalf of the Trust. For a general description of the Custodian’s obligations, see “—The Custodian and the Custodial Services Agreement—The Custodian’s Role.”

Location of Digital Assets; Account

The Trust’s digital assets exist and are stored on the applicable digital asset Blockchain. Private keys associated with the Trust’s digital assets are secured by the Custodian and stored in a segregated custody account. The Custodial Account uses offline storage, or “cold storage,” mechanisms to secure the Trust’s private keys.

The Trust’s Custodial Account is a segregated on-Blockchain custody account controlled and secured by the Custodian to store digital assets. Portfolio Crypto Assets in the Trust’s Custodial Account are not treated as general assets of the Custodian and cannot be commingled with any other digital assets held by the Custodian. Rather, the Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the Portfolio Crypto Assets in the Custodial Account are considered fiduciary assets that remain the Trust’s property at all times.

Insurance

Coinbase Global, Inc., the parent company of the Custodian, maintains a commercial crimes insurance program that covers the loss of clients’ digital assets held by the Custodian and its affiliates in both cold and hot storage, and may cover a small portion of the loss of Portfolio Crypto Assets. Coverage by this commercial crimes insurance program is designed to be comprehensive and includes losses from employee collusion or fraud, physical loss (including theft), or damage of key material, security breach or hack, and fraudulent transfer. This insurance program is assessed and renewed every year and the coverage limit may be adjusted based on a number of factors, including aggregate client assets on the Coinbase platform.

The Custodian Agreement includes various terms that provide for the protection of client assets, including in the event of the Custodian’s insolvency. For one, the Custodian Agreement explicitly states that the Custodian will not create a security interest or a lien on client assets, and will always hold client assets in segregated wallets, separate and apart from the Custodian’s other client assets or its own proprietary assets. Further, the Custodian Agreement also provides for the election of a regulatory framework to ensure that client assets do not become part of the Custodian’s insolvency estate, and therefore, are not subject to the claims of the Custodian’s creditors. For example, under the Custodian Agreement, the parties agree that the Custodian will hold the client’s digital assets subject to Article 8 of the Uniform Commercial Code (the “UCC”). Article 8 of the UCC provides additional protection for the client’s digital assets by creating a security entitlement in favor of the client while imposing various duties on the Custodian. Such duties include a duty to maintain a given client asset in sufficient quantity to satisfy all security entitlements with respect to such client assets. Further, to the extent necessary to satisfy such security entitlements, Article 8 of the UCC provides that all interests in such client assets held by the Custodian would not constitute a property of the Custodian, and therefore, would not be subject to the claims of the Custodian’s creditor.

Clients will receive End-of-Month Statements by the 3rd calendar day of the following month and are delivered via email and are available for download within the client’s user dashboard. Activity and history reports can also be generated within the user dashboard application on an ad-hoc basis via a self-serve tool. Although the Custodian Agreement does not provide for any on-site audit or inspection rights to clients, the Custodian will work with the client to provide any necessary documents to ensure compliance with the client’s regulatory audit requirements.

Digital assets are generally controllable only by the possessor of the unique private key relating to the digital wallet in which the Crypto Assets are held. While Blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital assets held in such a wallet. To the extent that any of the private keys relating to the Custodian’s cold wallets containing client digital assets is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, the Custodian will be unable to access the digital assets held in the related wallet. Further, the Custodian cannot provide assurance that its wallets will not be hacked or compromised. Digital assets and Blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store clients’ digital assets could adversely affect the clients’ ability to access or withdraw their digital assets from their custodial accounts.

Deposits, Withdrawals and Storage; Access to the Digital Asset Accounts

The Custodial Services (i) allow Portfolio Crypto Assets to be deposited from a public Blockchain address to the Trust’s Custodial Account and (ii) allow the Trust or Sponsor to withdraw Portfolio Crypto Assets from the Custodial Account to a public Blockchain address the Trust or the Sponsor controls (each such transaction is a “Custody Transaction”).

The Custodian reserves the right to refuse to process or to cancel any pending Custody Transaction as required by law or in response to a subpoena, court order, or other binding government order or to enforce transaction, threshold, and condition limits or if the Custodian reasonably believes that the Custody Transaction may violate or facilitate the violation of an applicable law, regulation or applicable rule of a governmental authority or self-regulatory organization. The Custodian may suspend or restrict the Trust’s and Sponsor’s access to the Custodial Services, and/or deactivate, terminate or cancel the Custodial Account if the Trust or Sponsor have taken certain actions, including any Prohibited Use or Prohibited Business as set forth in the Custodian Agreement.

The Custodian requires the following amounts of time between any request to withdraw digital assets from the Digital Asset Accounts and submission of the withdrawal to the applicable digital asset network: up to two (2) hours during business hours, as defined in the Custodian Agreement and up to twenty-four (24) hours if the withdrawal occurs outside of business hours. The Custodian will ensure that initiated deposits are processed in a timely manner, but the Custodian makes no representations or warranties regarding the amount of time needed to complete processing which is dependent upon many factors outside of the Custodian’s control. The Custodian makes no other representations or warranties with respect to the availability and/or accessibility of digital assets or the availability and/or accessibility of the Digital Asset Accounts or Custodial Services.

Security of the Account

The Custodian will safekeep the Portfolio Crypto Assets and segregate all Portfolio Crypto Assets from both the property of the Custodian and the assets of other customers of the Custodian. The Custodian securely stores all digital assets private keys held by the Custodian in offline storage. The Custodian has implemented and will maintain a reasonable information security program that includes policies and procedures that are reasonably designed to safeguard the Custodian’s electronic systems and the Trust’s and the Sponsor’s confidential information from, among other things, unauthorized access or misuse. In the event of a Data Security Event (as defined below), the Custodian will promptly (subject to any legal or regulatory requirements) notify the Trust and the Sponsor. “Data Security Event” is defined as any event whereby (a) an unauthorized person (whether within the Custodian or a third party) acquired or accessed the Trust’s or Sponsor’s information, (b) the Trust’s or Sponsor’s information is otherwise lost, stolen or compromised.

Record Keeping; Inspection and Auditing

The Custodian will keep timely and accurate records as to the deposit, disbursement, investment and reinvestment of the digital assets. The Custodian will maintain accurate records and bookkeeping of the Custodian Services, as defined in the Custodian Agreement, as required by applicable law and in accordance with the Custodian’s internal document retention policies.

Standard of Care; Limitations of Liability

The Custodian will safekeep, on behalf of the Trust, all digital assets received by the Custodian. The Custodian is liable to the Sponsor and the Trust for the loss of any digital assets resulting from its errors in executing a transaction (e.g., if the Trust or Sponsor provides the correct destination address for executing a withdrawal transaction, but the Custodian erroneously sends the Trust’s Portfolio Crypto Assets to another destination address). The Custodian assumes no responsibility for any loss that the Trust may sustain due to inaccurate instructions or due to compromise of Custodial Account login credentials due to no fault of the Custodian and/or failure to follow or act on any notices or alerts that the Custodian may send to the Trust or Sponsor.

The Custodian’s total liability under the Custodian Agreement will never exceed the greater of the value of the digital assets on deposit in the Custodial Account at the time of, and directly relating to, the events giving rise to the liability occurred, the value of which will be determined in accordance with the Custodian Agreement. The Custodian is not liable to the Trust for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages.

Furthermore, the Custodian is not liable for delays, suspension of operations, whether temporary or permanent, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Custodian, including but not limited to, any delay or failure due to any act of God, natural disasters, act of civil or military authorities, act of terrorists, including but not limited to cyber-related terrorist acts, hacking, government restrictions, exchange or market rulings, civil disturbance, war, strike or other labor dispute, fire, interruption in telecommunications or Internet services or network provider services, failure of equipment and/or software, other catastrophe or any other occurrence which is beyond the reasonable control of the Custodian and will not affect the validity and enforceability of any remaining provisions. The Custodian does not bear any liability, whatsoever, for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Sponsor’s or the Trust’s computer or other equipment, or any phishing, spoofing or other attack, unless such damage or interruption originated from the Custodian due to its gross negligence, fraud or willful misconduct.

Indemnity

The Trust has agreed to indemnify and hold harmless the Custodian, its affiliates and service providers, and each of its or their respective officers, directors, agents, joint ventures, employees and representatives, harmless from any claim or demand (including attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of or related to the Trust’s breach of the Custodian Agreement, inaccuracy in any of the Trust’s representations or warranties in the Custodian Agreement, or the Trust’s violation of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the gross negligence, fraud or willful misconduct of the Custodian.

Fees and Expenses

The Custodian Fee is an annualized fee charged monthly that is a percentage of the Trust’s monthly assets under custody. The Custodian reserves the right to adjust its fee at any time, provided that the Custodian will provide the Trust with at least thirty (30) days’ advance notice of any changes thereto. Any changes to the fee schedule will be agreed to by the Trust and Custodian in writing. To the extent the parties cannot reach an agreement regarding any modifications in pricing, either party may elect to terminate the Custodian Agreement. It is the Trust’s and the Sponsor’s sole responsibility to determine whether, and to what extent, any taxes apply to any deposits or withdrawals conducted through the Custodial Services, and to withhold, collect, report and remit the correct amounts of taxes to the appropriate tax authorities.

Term

The Custodian Agreement does not provide for a specific term length.

Termination

Either party may terminate the Custodian Agreement upon thirty (30) days’ prior written notice to the other party.

Notwithstanding the foregoing, the Sponsor and the Trust may cancel the Custodial Account at any time by withdrawing all balances and contacting the Custodian. Upon termination of the Custodian Agreement, the Custodian will promptly upon the Sponsor’s or the Trust’s order deliver or cause to be delivered all digital assets held or controlled by the Custodian as of the effective date of termination, together with such copies of the records maintained pursuant to the Custodian Agreement and as the Sponsor and the Trust requests in writing.

Governing Law

The Custodian Agreement is governed by New York law.

Section 16 Filings

The Trust is a Delaware statutory trust managed by the Sponsor and does not have any directors or officers of its own. As a result, the Trust and the Sponsor do not believe that there is any person (other than a stockholder who holds beneficial ownership of more than 10% of the Trust) who is subject to Section 16 filing obligations, including the filing of Forms 3, 4 and 5, as these forms are filed by officers and directors and not by the Trust, or who is subject to the Section 16 short-swing profits rule.

Legal Counsel

Wilson Sonsini Goodrich & Rosati, P.C. (“Wilson Sonsini”) is legal counsel to the Sponsor and the Trust. Wilson Sonsini does not represent any current or prospective Investors with respect to an investment in the Trust. No separate counsel has been engaged by the Sponsor or the Trust, or any of their respective affiliates, to represent any current or prospective Investors with respect to an investment in the Trust.

Administrator

The Trust entered into an agreement (the “Administration Agreement”) with Theorem Trust Services LLC (the “Administrator”) for the provision of administrative services. The services, provided by the Administrator and certain of its affiliates and subject to change at any time by the Sponsor in its sole discretion without advance notice to Shareholders, include, among others: (i) acceptance and processing of Subscriptions, with the assistance of the Sponsor; (ii) receipt of requests for redemptions and authorization of payments of redemption proceeds; (iii) maintenance of the books and records of the Trust; (iv) coordination of the Trust’s annual audit; (v) calculation of net asset value of the Trust and Share prices; and (vi) other services as agreed on by the parties. The Administrator receives standard fees for its services, and generally will be indemnified by the Trust from and against any third-party claims, liabilities, costs and expenses arising from or relating to the Administrator’s provision of services under the Administration Agreement. The Administrator is subject to change in the sole discretion of the Sponsor.

Auditor

The auditor for the Trust is KPMG LLP. The auditor is subject to change in the sole discretion of the Sponsor.

Legal/Disciplinary History

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Item 11. Executive Compensation.

Compensation, Fees, and Expenses

Executive and Director Compensation

The Trust has no employees or directors and is managed by the Sponsor. None of the officers or members of the Sponsor receive compensation from the Trust.

Management Fee

The Sponsor charges a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s estate at the end of each month.

Sponsor Expenses

The Sponsor is responsible for all ordinary administrative and overhead expenses of managing the Trust, including compensation of its employees and payment of rent, custody charges or flat rate fees for holding the Trust’s assets charged by the Custodian and customary fees and expenses of the Trustee, Administrator and Auditor, including costs incurred for appraisal or valuation expenses associated with the preparation of the Trust’s financial statements, tax returns and other similar reports and excluding indemnification and extraordinary costs. The Sponsor also pays for all fees associated with the quotation of the Shares on the OTCQX, all fees associated with SEC registration and ongoing reporting obligations, and fees associated with retaining and maintaining the Transfer Agent. There is no ceiling to the Trust’s expenses that the Sponsor will pay.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

The following is a list of the name, address and shareholdings of all persons beneficially owning more than five percent (5%) of the Trust’s Shares and officers and directors of the Sponsor owning the Trust’s Shares as of December 31, 2021. Due to the terms of the Trust Agreement, such Shareholders do not have any control or additional rights with respect to the operation of the Trust vis-a-vis the Trust’s other Shareholders. In addition, such beneficial Shareholders owning more than five percent (5%) of the Trust’s Shares are not affiliated with the Trust, the Sponsor or Bitwise Asset Management in any capacity other than as a Shareholder in the Trust.

Shareholder Name	Address	Number of Shares	Percentage Ownership	Entity Control Persons
Persons beneficially owning more than 5%
Alameda Research LTD	Tortola Pier Park, Building 1. 2nd Floor Wickhams Cay I, Tortola Road Town VG1110 British Virgin Islands	1,729,422	8.54%	Sam Bankman-Fried
Hunting Hill Global Capital, LLC	122 East 42nd Street Suite 5005 New York, NY 10168	1,160,626	5.73%	Adam Guren Curt Brockelman Douglas P. Dozier, Jr.
Officers and Directors
Hunter Horsley	400 Montgomery Street, Suite 600 San Francisco, CA 94111	3,681	*	Hunter Horsley
Matthew Hougan	400 Montgomery Street, Suite 600 San Francisco, CA 94111	5,087	*	Matthew Hougan
Michael McLaughlin	400 Montgomery Street, Suite 600 San Francisco, CA 94111	1,020	*	Michael McLaughlin
Corey Mulloy	400 Montgomery Street, Suite 600 San Francisco, CA 94111	69,726	*	Corey Mulloy

* represents less than 1% ownership

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following individuals included in the chart above are affiliated with the Trust:

•
Hunter Horsley is a Director and Chief Executive Officer of Bitwise Asset Management, and President of the Sponsor
•
Matthew Hougan is the Chief Investment Officer of Bitwise Asset Management

•
Michael McLaughlin is the Head of Business Development of Bitwise Asset Management
•
Corey Mulloy is a Director of Bitwise Asset Management, the parent company of the Trust’s Sponsor

Equity Compensation Plan

The Trust has no equity compensation plans.

Item 13. Certain Relationships And Related Transactions, And Director Independence.

Certain Relationships and Related Transactions

The Trust does not have its own officers, directors and employees. The Trust depends on the Sponsor for certain operations of the Trust, and the Sponsor believes that it will continue to have sufficient staff personnel and resources to perform all of its duties with respect to managing the Trust. The Sponsor and its officers, directors and employees will devote as much of its time to the activities of the Trust as the Sponsor deems necessary and appropriate. As a result there are no relationships or related-party transactions between officers, directors and employees of the Trust. The Sponsor has not established formal procedures to resolve all conflicts of interest. Therefore, there are certain actual and potential conflicts of interest that should be considered by investors before subscribing for Shares. See “Item 1A. Risk Factors—Risks Associated with Potential Conflicts of Interest.”

Outside investment-related activities.

The Sponsor and its officers, directors, managers, employees and affiliates, and the members of the Committee, may engage in activities outside of their roles with respect to the Trust and the Index, including providing management and investment advisory services to other unaffiliated funds or companies (such as in their capacities as a board member), and shall not be required to refrain from any activity, to disgorge profits from any such activity or to devote all or any particular amount of time or effort of any of their officers, directors or employees to the Trust, the Index and their affairs.

These activities may create conflicts between the best interest of the Trust, on the one hand, and the best interests of the other unaffiliated funds or companies, on the other. For example, an officer of the Sponsor may serve on the board of directors of an unaffiliated company and may provide counsel related to cryptocurrencies that may be purchased, sold or held by the Trust, and such unaffiliated funds or companies may relate to cryptocurrencies that the Trust may purchase, sell or hold. At times, these activities may cause the provision of advice to unaffiliated funds or companies that may cause these unaffiliated funds or companies to take actions adverse to the interest of the Trust.

In addition, the Sponsor’s involvement in the other investment-related activities could be viewed as creating a conflict of interest in that the time and effort of the personnel of the Sponsor may not be devoted exclusively to the business of the Trust, but may instead be allocated among the Trust and the other investment-related activities. The Sponsor and its affiliates are required to devote to the Trust only so much of their time as is necessary or appropriate in connection with the activities of the Trust in a manner consistent with the objectives of the Trust.

Further, the Sponsor and its officers, directors, managers, employees and affiliates may act in a proprietary capacity with long or short positions, in instruments of all types, including the cryptocurrencies that may be purchased, sold or held by the Trust and may generally trade in cryptocurrencies for their own accounts, subject to restrictions and reporting requirements as may be required by law.

As a result of differing trading and investment strategies or constraints, positions may be taken by officers, directors, employees, and affiliates of the Sponsor that are the same as, different from, or made at a different time than positions taken for the Trust.

The aforementioned activities could affect the prices and availability of the cryptocurrencies, if any, that the Sponsor seeks to buy or sell for the Trust’s account, which could adversely impact the financial returns of the Trust.

Additional funds and the use of master-feeder structure.

The Sponsor may, in the future, form additional investment vehicles that invest in the Trust alongside the Trust, such as an investment vehicle for non-U.S. investors and/or U.S. tax-exempt investors (an “Additional Trust”). If an Additional Trust is formed, the use of a master-feeder structure may also create a conflict of interest in that different tax considerations for the Trust and any Additional Trust may cause the Trust to structure or dispose of an investment in a manner that is more advantageous to the Additional Trust.

Future funds.

In addition to forming Additional Trusts, the Sponsor or its affiliates may in the future form or advise one or more additional investment funds or separate accounts that may have similar investment policies as the Trust (“Future Trusts”) that do not invest in the Trust. In the event such a Future Trust is formed, if an investment opportunity would be appropriate for both the Trust and any Future Trust, the Sponsor will generally seek to allocate such opportunity on a pro rata basis.

In addition, the Sponsor may have a conflict of interest in advising the Trust and any Future Trust because the financial benefit from managing some Future Trusts may be greater (e.g., such Future Trust generates higher fees or allocations tied to either higher percentages earned or larger amounts of capital investment by the Sponsor or its affiliates), which may provide an incentive to favor the Future Trust when allocating investment opportunities.

Allocation of investment opportunities among the Trust and any Future Trusts will be made in the Sponsor’s judgment based upon the investment objectives and investment portfolio of the Trust and such other Future Trusts; provided, that all allocations will be made in compliance with the Sponsor’s fiduciary duties. When the purchase and sale of cryptocurrencies is considered to be in the best interest of both the Trust and a Future Trust, cryptocurrencies to be purchased or sold may be aggregated in order to obtain superior execution and/or lower transaction expenses. Execution prices for identical cryptocurrencies purchased or sold on behalf of multiple accounts in any one business day may be averaged. In such events, allocation of prices, as well as expenses incurred in the transaction, shall be made in a manner the Sponsor considers to be equally as favorable to the Trust as to any other party.

Conflicts related to the Index.

The Sponsor or one of its affiliates may determine to use the Index with respect to a Future Trust that it may form or advise. Further, the Sponsor may decide to license any intellectual property related to the Index to any number of unaffiliated investment funds or investment firms for various types of uses.

The Trust may lose its Licenses to use the Index and Bitwise Name.

While an affiliate of the Sponsor owns the intellectual property related to the Index and Bitwise name, the Trust does not itself own this intellectual property. The Trust and the Sponsor have entered into a limited, non-exclusive, revocable license agreement with Bitwise Index Services, LLC (the “Index Provider”), an affiliate of the Trust that is controlled by the same parent entity as the Sponsor, at no cost to the Trust or the Sponsor allowing the Trust to use the Index for the purpose of using as the benchmark index for the Trust (the “License Agreement”). If such licenses were to become unavailable, revoked or canceled, then the Trust would no longer be able to use such intellectual property which would result in a material adverse effect on the Trust’s operations and success.

Affiliate transactions.

The Sponsor may cause the Trust to invest in cryptocurrencies in which some or all of its affiliates have a financial interest, or to engage in transactions with persons with whom some or all of its affiliates have financial or other relationships. Subject to the Sponsor’s approval, which may be withheld for any reason, affiliates may own Shares in the Trust.

Related-party transactions.

The Trust may transact with parties who are affiliated with the Sponsor or its affiliates. The parties may include other subsidiaries/related entities of the Sponsor or its affiliates, or Additional Trusts or Future Trusts. In any such transaction the price used will be based upon the Sponsor’s best judgment utilizing the criteria it believes will best represent the fair value of a transaction.

Investments by affiliates.

One or more affiliates of the Sponsor, and members of the Committee, may have, or may make in the future, investments in the Trust. Such investments may represent a significant portion of the net asset value of the Trust. Affiliates of the Sponsor may make similar investments in any future feeder funds formed to invest in the Trust. It is anticipated that these persons will generally invest on the same terms as Shareholders.

Director Independence

Under Item 407(a) of Regulation S-K, the Trust is required to disclose its independent directors or, under the instructions to Item 407(a), if the Trust’s securities are listed on an inter-dealer quotation system which has independence requirements and exemptions to those requirements, the Trust must disclose the exemptions to the inter-dealer quotation system’s independence requirements that it is relying upon. The Trust is a Delaware statutory trust managed by the Sponsor and does not have any directors or officers of its own. The Shares of the Trust are quoted on the OTCQX and the OTCQX Rules for U.S. Companies (“OTCQX Rules”) set out certain corporate governance criteria which include requirements regarding director independence. Under Section 2.5 of the OTCQX Rules, trusts, funds and other similar companies may apply in writing to OTC Markets Group for an exemption from the corporate governance requirements, including the requirements regarding director independence. As part of the OTCQX quotation process, the Trust applied for, and was granted, a waiver of the following OTCQX U.S. Company Corporate Governance Standards Requirements:

•
Maintain a board of directors that includes at least two independent directors;
•
Maintain an audit committee, a majority of the members of which are independent directors; and
•
Conduct annual shareholders’ meetings and make annual financial reports available to its Shareholders at least 15 calendar days prior to such meetings.

As a result of receiving this exemption, the Trust does not intend to conduct annual shareholders’ meetings and, as a result, will not send out proxy statements to Shareholders.

The Trust believes that the above disclosure satisfies the Form 10-K disclosure requirement regarding director independence.

Item 14. Principal Accountant Fees And Services.

Fees for services performed by WithumSmith+Brown, PC (“WSB”) for the years ended December 31, 2021 and 2020 were:

	Years Ended December 31,
	2021	2020
Audit fees	$190,425	$—

Fees for services performed by KPMG for the years ended December 31, 2021 and 2020 were:

	Years Ended December 31,
	2021	2020
Audit fees	$236,000	$—

Fees for services performed by Cohen & Company, Ltd. for the years ended December 31, 2021 and 2020 were:

	Years Ended December 31,
	2021	2020
Audit fees	$64,544	$54,125

In the tables above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to each respective audit firm for professional services for the audit of the Trust’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such terminations, including for the fiscal year ended December 31, 2021, are made by the Sponsor’s Board of Directors and audit committee.

part iv.

Item 15. Exhibit And Financial Statement Schedules.

Bitwise 10 Crypto Index Fund

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Sponsor
Bitwise 10 Crypto Index Fund:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Bitwise 10 Crypto Index Fund (the Trust), including the schedule of investments, as of December 31, 2021, the related statements of operations and changes in net assets for the year then ended, including the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2021, and the results of its operations and changes in net assets for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2021.

New York, New York
March 11, 2022

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of Bitwise 10 Crypto Index Fund

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and shareholders’ equity of Bitwise 10 Crypto Index Fund (the “Trust”), including the condensed schedule of investments, as of December 31, 2020 and 2019, and the related statements of operations and changes in net assets for the years then ended, including the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2020 and 2019, and the results of its operations and changes in net assets for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, counterparties, exchanges or by other audit procedures, where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter – Uncertainties Related to Cryptocurrency Assets (also referred to as “Digital Assets”)

As disclosed in Note 3 to the financial statements, the Trust held digital assets as of December 31, 2020 and 2019, with a fair value of approximately $374,018,000 and $21,691,000, respectively, in digital currencies, representing approximately 100% and 100% of the total assets at December 31, 2020 and 2019, respectively. Significant information and risks related to such currencies includes, but is not necessarily limited to the following:

Risks Associated With Digital Assets and Risks of Ownership

As of the date of these financial statements, digital assets are loosely regulated and there is no central marketplace or currency exchange. Supply is not determined by a central bank, and prices have been extremely volatile during the periods presented in the financial statements. Transferability and ownership of digital assets is verified by a thirty-two-character cryptographic key. Digital asset exchanges in the marketplace have been closed due to fraud, failure or security breaches. Any of the Trust's digital assets that reside on an exchange that shuts down may be lost. The Trust held digital assets as of December 31, 2020 and 2019, with a fair value of approximately $374,018,000 and $21,691,000, respectively. Of this, digital assets of approximately $373,259,000 and $21,487,000 are held by the Custodian; digital assets of approximately $0 and $100,000 are held in private wallets; and digital assets of approximately $759,000 and $105,000 reside on exchanges, respectively. Several factors may affect the price of digital assets, including, but not limited to: supply and demand, investors' expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of digital assets or the use of digital assets as a form of payment. There is no assurance that digital assets will maintain their long-term value in terms of purchasing power in the future, or that acceptance of digital asset payments by mainstream retail merchants and commercial businesses will continue to grow.

Risks Associated With Digital Asset Regulation

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

Risks Associated Over-the-Counter Transactions

Some of the markets in which the Trust may execute its transactions are "over-the-counter" or "interdealer" markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of "exchange-based" markets. This exposes the Trust to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss. Such "counterparty risk" is accentuated for digital assets where the Trust has concentrated its transactions with a single or small group of counterparties. The Trust is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Moreover, the Trust has no internal credit function that evaluates the creditworthiness of its counterparties. The ability of the Trust to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparty's financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Trust.

Risks Associated No FDIC or SIPC Protection

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Accordingly, deposits or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. The Trust's cryptocurrency custodians do however carry bespoke insurance policies related to the cryptocurrencies over which they provide custody.

The Trust must adapt to technological change in order to secure and safeguard client accounts. While management believes they have developed an appropriate proprietary security system reasonably designed to safeguard the Trust's digital assets from theft, loss, destruction or other issues relating to hackers and technological attack, such assessment is based upon known technology and threats. To the extent that the Trust is unable to identify and mitigate or stop new security threats, the Trust's digital assets may be subject to theft, loss, destruction or other attack, which could have a negative impact on the performance of the Trust or result in loss of the Trust's digital assets.

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

Risks Related to Transaction Authentication

As of the date of these financial statements, the transfer of digital currency assets from one party to another currently typically relies on an authentication process by an outside party known as a miner. In exchange for compensation, the miner will authenticate the transfer of the currency through the solving of a complex algorithm known as a proof of work, or will vouch for the transfer through other means, such as a proof of stake. Effective transfers of and therefore realization of cryptocurrency is dependent on interactions from these miners or forgers. In the event that there were a shortage of miners to perform this function, that shortage could have an adverse effect on either the fair value or realization of the cryptocurrency assets.

As discussed herein, holdings in digital currency assets are subject to current, emerging and potentially significant risks, including, but not necessarily limited to legal, regulatory, market valuation and proof of ownership risks. These risks are described in greater detail in Note 4 to the financial statements. Users of financial statements for entities that hold cryptocurrency assets should carefully understand, consider and evaluate these and other risks related to cryptocurrency assets, when making investing decisions in such entities. Our opinion is not modified with respect to this matter.

We have served as the auditor as of 2021.

/s/ WithumSmith+Brown, PC

New York, New York

April 22, 2021, except for Notes 2, 3 and 4 as to which the date is February 17, 2022

Bitwise 10 Crypto Index Fund

Statement of Assets and Liabilities

December 31, 2021 and 2020

Assets	December 31, 2021	December 31, 2020
Investments in digital assets, at fair value (cost $365,043,367 and $230,356,359)	$958,115,187	$374,017,545
Cash	18,534,761	743,486
Other assets	2,180	1,760
Total Assets	$976,652,128	$374,762,791

Liabilities
Management fees payable	$2,034,342	$779,208
Subscriptions received in advance	301	638,300
Capital withdrawals payable	79,823	104,845
Total Liabilities	2,114,466	1,522,353
Net Assets	$974,537,662	$373,240,438

Net Assets consists of:
Paid-in-capital	427,764,344	243,255,689
Accumulated net investment loss	(26,026,765)	(2,963,690)
Accumulated net realized gain on investment in digital assets	(20,271,737)	(10,712,747)
Net unrealized appreciation on investments in digital assets	593,071,820	143,661,186
Net Assets	$974,537,662	$373,240,438
Shares issued and outstanding, no par value (unlimited shares authorized)	20,241,947	15,132,240
Net asset value per share	$48.14	$24.67

See accompanying notes to the financial statements.

Bitwise 10 Crypto Index Fund

Schedules of Investments
December 31, 2021 and December 31, 2020
	Units	Fair Value	Percentage of Shareholders' Equity
Investments in digital assets, at fair value
Bitcoin	12,475.6558	$572,231,636	58.72%
Ethereum	78,234.5412	285,145,344	29.26
Solana	204,175.6196	34,352,548	3.53
Cardano	22,428,062.5169	28,941,172	2.97
Polygon	4,647,380.3452	11,418,613	1.17
Algorand	4,208,152.1524	6,924,935	0.71
Litecoin	46,487.4378	6,697,910	0.69
Chainlink	314,935.5479	6,005,821	0.62
Bitcoin Cash	12,742.5405	5,359,895	0.55
Avalanche	4,851.3970	519,342	0.05
Uniswap	30,776.6772	517,971	0.05
Total investments in digital assets, at fair value (cost $365,043,367)		$958,115,187	98.32
Other assets in excess of liabilities		16,422,475	1.68
Net Assets		$974,537,662	100.00%

	Units	Fair Value	Percentage of Shareholders' Equity
Investments in digital assets, at fair value
Bitcoin	10,784.1481	$314,622,646	84.30%
Ethereum	60,056.7369	44,737,961	11.98
Litecoin	41,163.3951	5,121,885	1.37
Bitcoin Cash	10,473.1300	3,580,942	0.96
Chainlink	198,197.5053	2,221,196	0.60
Stellar	11,528,862.8879	1,454,725	0.39
EOS	538,167.0251	1,394,797	0.37
Tezos	439,012.4222	883,393	0.24
Total investments in digital assets, at fair value (cost $230,356,359)		$374,017,545	100.21
Liabilities in excess of other Assets		(777,107)	(0.21)
Net Assets		$373,240,438	100.00%

Bitwise 10 Crypto Index Fund

Statement of Operations

For the twelve months ended December 31, 2021, 2020 and 2019

	Twelve months ended December 31,
	2021	2020	2019
Income
Redemption fee income	$—	$—	$3,635
Other income	—	—	753
Total Income	—	—	4,388
Expenses
Management fees	$23,059,156	$1,875,116	$555,041
Transaction and other fees	3,919	2,669	32
Total Expenses	23,063,075	1,877,785	555,073
Net Investment loss	(23,063,075)	(1,877,785)	(550,685)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from digital assets	(9,558,990)	(4,492,966)	(3,276,792)
Net change in unrealized appreciation (depreciation) from digital assets	449,410,634	160,763,043	9,323,791
Net realized and change in unrealized gain (loss) on investments	439,851,644	156,270,077	6,046,999
Net increase (decrease) in Net Assets resulting from operations	$416,788,569	$154,392,292	$5,496,314

See accompanying notes to the financial statements.

Bitwise 10 Crypto Index Fund

Statement of Changes in Net Assets

For the twelve months ended December 31, 2021, 2020 and 2019

	Investor Class			Institutional Class			Total Fund
	Twelve Months Ended December 31,			Twelve Months Ended December 31,			Twelve Months Ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Increase in net assets from operations:
Net investment loss	$(23,063,075)	$(1,863,442)	$(453,765)	$—	$(14,343)	$(96,920)	$(23,063,075)	$(1,877,785)	$(550,685)
Net realized gain (loss) from digital assets	(9,558,990)	(4,458,648)	(2,577,391)	—	(34,318)	(699,401)	(9,558,990)	(4,492,966)	(3,276,792)
Net change in unrealized appreciation (depreciation) from digital assets	449,410,634	159,535,110	7,012,510	—	1,227,933	2,311,281	449,410,634	160,763,043	9,323,791
Net increase (decrease) in net assets resulting from operations	416,788,569	153,213,020	3,981,354	—	1,179,272	1,514,960	416,788,569	154,392,292	5,496,314
Increase in net assets from capital share transactions:
Subscriptions*	184,508,655	199,074,452	5,222,177	—	400,000	300,000	184,508,655	199,474,452	5,522,177
Transfers	—	(1,880,156)	—	—	1,880,156	—	—	—	—
Conversions	—	7,692,382	—	—	(7,692,391)	—	—	(9)	—
Withdrawals*	—	(2,239,034)	(1,466,385)	—	(38,850)	(367,416)	—	(2,277,884)	(1,833,801)
Net increase in net assets resulting from capital share transactions	184,508,655	202,647,644	3,755,792	—	(5,451,085)	(67,416)	184,508,655	197,196,559	3,688,376
Total increase (decrease) in net assets from operations and capital share transactions	601,297,224	355,860,664	7,737,146	—	(4,271,813)	1,447,544	601,297,224	351,588,851	9,184,690
Net Assets:
Beginning of Period	373,240,438	17,379,774	9,642,628	—	4,271,813	2,824,269	373,240,438	21,651,587	12,466,897
End of Period	$974,537,662	$373,240,438	$17,379,774	$—	$—	$4,271,813	$974,537,662	$373,240,438	$21,651,587
Change in Shares outstanding:
Shares outstanding at beginning of period	15,132,240	274,134	224,656	—	66,653	65,443	15,132,240	340,787	290,099
Subscriptions	5,109,707	11,540,051	69,244	—	5,995	5,340	5,109,707	11,546,046	74,584
Transfers	—	(23,454)	—	—	23,181		—	(273)	—
Conversions	—	3,440,958	—	—	(95,347)		—	3,345,611	—
Withdrawals	—	(99,449)	(19,766)	—	(482)	(4,130)	—	(99,931)	(23,896)
Net increase (decrease) in shares	5,109,707	14,858,106	49,478	—	(66,653)	1,210	5,109,707	14,791,453	50,688
Shares outstanding at end of period	20,241,947	15,132,240	274,134	—	—	66,653	20,241,947	15,132,240	340,787

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

On an adjusted basis (i.e., adjusting the shares issued prior to May 1, 2020 by their future conversion rates), the Investor Class issued 11,925,035.60 shares and redeemed 265,072.14 shares for the year ended December 31, 2020, and the Institutional Class issued 60,703.95 shares and redeemed 4,840.31 shares for the year ended December 31, 2020.

See financial statement note 6 for disclosures on subscriptions in-kind. See accompanying notes to the financial statements.

Bitwise 10 Crypto Index Fund

Notes to Financial Statements

1. Organization

Nature of Operations

Bitwise 10 Crypto Index Fund (the “Trust”) is a Delaware Statutory Trust that commenced operations on November 22, 2017. The Trust's name was changed from “Bitwise Hold 10 Private Index Fund, LLC” on September 24, 2018, and changed again from “Bitwise 10 Private Index Fund, LLC” on May 1, 2020 when it was also simultaneously converted from a Delaware Limited Liability Company to a Delaware Statutory Trust. Bitwise Investment Advisers, LLC, is the sponsor (“Sponsor”) and investment adviser of the Trust. Bitwise Asset Management, Inc, an affiliate of the Sponsor, served as the Manager before the Trust's conversion to a Delaware Statutory Trust. Delaware Trust Company is the Trustee of the Trust, and American Stock Transfer & Trust Company is the Transfer Agent of the Trust.

On December 9, 2020, the Trust received notice that its Shares were qualified for public trading on the OTCQX U.S. Marketplace of the OTC Markets Group, Inc. ("OTCQX"). The Trust's trading symbol on OTCQX is "BITW" and the CUSIP number for its Shares is 091749101.

The Trust’s principal investment objective is to invest in a portfolio of broad-based cryptocurrencies that tracks the Bitwise 10 Large Cap Crypto Index (the “Index”), which is administered by Bitwise Index Services, LLC (the "Index Provider"), an affiliate of the Sponsor. The Trust rebalances monthly alongside the Index to stay current with changes.

At the time that the financial statements were created on 12.31.21, the Trust held more than 10 assets because it was in the process of rebalancing its portfolio to match the changes in the underlying Index.

Shareholders subject to a 2.5% per annum Management Fee are referred to as the Investor Class and Shareholders that were subject to a 2.0% per annum Management Fee are referred to as the Institutional Class. Pursuant to the Agreement and Plan of Conversion executed as of May 1, 2020, the Trust converted from a Delaware Limited Liability Company to a Delaware Statutory Trust. In connection with the conversion, limited liability company units were converted to shares. All members holding Investor Class units received 10 shares for each unit held, and all members holding Institutional Class units received 10.126022288931 shares for each unit held. Additionally, effective May 1, 2020 all Shareholders are charged a Management Fee of 2.5% per annum, and the dual class structure was eliminated.

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

Certain 2019 and 2020 amounts have been reclassified to conform to 2021 presentation.

2. Significant Accounting Policies

Basis of Presentation

The financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board

("FASB") Accounting Standards Codification ("ASC" or "Codification") Topic 946, Financial Services - Investment Companies.

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

Cash

Cash represents cash deposits held at financial institutions and digital asset exchanges. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Investments and Valuation

The Trust’s investments in digital assets are stated at fair value. For a further discussion of the Trust’s calculations of valuation, please see “Calculation of Valuation” in the footnote below. Digital assets are generally valued using prices as reported on reputable and liquid exchanges and may involve utilizing an average of bid and ask quotes using closing prices provided by such exchanges as of the date and time of determination ("Calculation of Valuation" below). Factors such as the recent stability of the exchange, current liquidity of the exchange, and recent price activity of an exchange will be considered as to the determination of which exchanges to utilize. The time used is 4:00 pm ET which corresponds to 20:00 UTC during Daylight Savings Time and 21:00 UTC during non-Daylight Savings Time. The Sponsor’s Valuation Policy provides a listing of preferred exchanges. While some digital assets are valued based on prices reported in the public markets, other digital assets may be more thinly-traded or subject to irregular trading activity. Determinations on the value of certain digital assets, and how to value such assets as to which limited prices or quotations are available, are based on the Sponsor’s recommendations or instructions.

Digital asset transactions are recorded on the trade date. Realized gains and losses from digital asset transactions are determined using the identified cost method. Any change in net unrealized gain or loss is reported in the statement of operations. Commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.

Calculation of Valuation

For all periods through the quarterly period ended June 30, 2021, the NAV Per Share, the NAV of the Trust, and the fair valuations for each Portfolio Crypto Asset were calculated by the Trust’s Administrator in reliance on the fair value of each Portfolio Crypto Asset based on a blended average approach for calculating the price of a digital asset (the "Blended Bitwise Crypto Asset Price"), which the Sponsor was responsible for calculating. The Sponsor provided this price to the Administrator, and the Administrator used this price (multiplied by the Trust’s holdings) for each asset to determine the fair value of the Trust’s assets. The Administrator then subtracted the Trust’s liabilities to determine the Trust’s NAV. The Administrator then divided this value by the Trust’s shares outstanding in order to determine the NAV per share. As a result of the Sponsor’s responsibility in this regard, any errors, discontinuance or changes in such valuation calculations may have had an adverse effect on the value of the Shares. The Sponsor instituted this valuation policy in order to generate fair value estimates because it determined that such policy was in the best interest of shareholders, as it would avoid misstatements in valuation of the assets potentially arising from deviations in pricing across the digital asset market, and because of the fragmented nature of the digital asset trading ecosystem. As a result, management applied this valuation technique which it determined to be appropriate given the circumstances.

Following the filing of its Form 10, the Sponsor conducted a complete review of its process for determining fair valuation in the presentation of its financial statements and calculation of NAV. In this process, the Sponsor evaluated whether or not the identification of a principal market for each of the Trust’s assets for valuation purposes, during each period for which the Trust created and had audited its financial statements, would have created a material difference in the Trust’s estimated fair value or assets. In conjunction, the Sponsor determined to undertake a change in valuation policy for the fair valuation of cryptocurrencies oheld in the Trust. As a result, the Sponsor developed a revised process for the determination of a principal market for each asset based on this consideration and disclosed and implemented this change in valuation policy and accounting policy prior to the creation of financial statements for the period ending September 30, 2021. The Blended Bitwise Crypto Asset Price is no longer used for any calculations by the Trust, including NAV Per Share, NAV of the Trust or fair valuations for any Portfolio Crypto Asset.

The process that the Sponsor developed for identifying a principal market, as described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable cryptocurrency exchanges selected by the Sponsor and its affiliates in their sole discretion, including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

In conducting this review, the Sponsor also retroactively applied this process for identifying a principal market to the prior periods of reported financial results, including the fiscal years ended 2018, 2019 and 2020, to determine whether or not any material or significant differences would have resulted from the application of a different valuation policy in the creation of each financial statement (e.g., comparing the fair value prices determined using the existing and previous valuation methodology to the hypothetical fair value prices using an identified principal market for each asset) and to consider whether management’s use of the previous valuation policy would have created any material departures from a valuation policy of identifying a principal market.

The Sponsor’s results conclude that there were no material or significant differences in valuation or to the financial statements as previously presented when using the policy of identifying a principal market described above as compared to the previous valuation methodology for any period since the Trust commenced operations. Included within the net change in unrealized appreciation (depreciation) within the Trusts' Statement of Operations for the year ended December 31, 2021 is $118,351, representing the immaterial difference in the Trust's fair market value of digital assets at the beginning of the year determined using the Blended Bitwise Crypto Asset Price and the Principal Market Price.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the year ended December 31, 2021.

Year Ended December 31, 2021
Asset	Principal Market Price	Principal Market
BTC	$45,867.86	Coinbase
ETH	$3,644.75	Coinbase
SOL	$168.25	Coinbase
ADA	$1.29	Coinbase
MATIC	$2.46	Coinbase
ALGO	$1.65	Coinbase
LTC	$144.08	Coinbase
LINK	$19.07	Coinbase
BCH	$420.63	Coinbase
UNI	$16.83	Coinbase
AVAX	$107.05	Coinbase

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

In determining fair value, the Trust uses a single, principal market valuation approach. A fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs are to be used when available. The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2021.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$958,115,187	$—	$—	$958,115,187

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2020.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$—	$374,017,545	$—	$374,017,545

4. Risks and Uncertainties

Digital Assets

Digital assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Digital asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At December 31, 2021 and 2020, digital assets of approximately $1,037,000 and $759,000 reside on exchanges, respectively.

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

Custody of Digital Assets

Coinbase Custody Trust Company, LLC (the "Custodian") serves as the Trust's Custodian for digital assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At December 31, 2021 and 2020, digital assets of approximately $957,078,000 and $373,259,000 are held by the Custodian, respectively.

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

Over-the-Counter Transactions

Some of the markets in which the Trust may execute its transactions are "over-the-counter" or "interdealer" markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of "exchange-based" markets. This exposes the Trust to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss. Such "counterparty risk" is accentuated for digital assets where the Trust has concentrated its transactions with a single or small group of counterparties. The Trust is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Moreover, the Trust has no internal credit function that evaluates the creditworthiness of its counterparties. The ability of the Trust to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparty's financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Trust.

No FDIC or SIPC Protection

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Accordingly, deposits or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. The Trust's cryptocurrency custodians do however carry bespoke insurance policies related to the cryptocurrencies over which they provide custody.

The Trust must adapt to technological change in order to secure and safeguard client accounts. While management believes they have developed an appropriate proprietary security system reasonably designed to safeguard the Trust's digital assets from theft, loss, destruction or other issues relating to hackers and technological attack, such assessment is based upon known technology and threats. To the extent that the Trust is unable to identify and mitigate or stop new security threats, the Trust's digital assets may be subject to theft, loss, destruction or other attack, which could have a negative impact on the performance of the Trust or result in loss of the Trust's digital assets.

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

5. Income Taxes

The Trust is classified as a partnership for U.S. federal income tax purposes. The Trust does not record a provision for U.S. federal, U.S. state or local income taxes because the Shareholders report their share of the Trust's income or loss on their income tax returns. The Trust files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of December 31, 2021 and 2020, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities.

6. Shareholders’ Equity

Subscriptions

As of November 18, 2021, the Sponsor to the Trust has closed the acceptance of all subscriptions to the Bitwise 10 Crypto Index Fund, pursuant to its rights under Sections 5 and 6 of the Trust Agreement.

In-Kind Subscriptions

The Sponsor may, at its sole discretion, accept digital assets (“In-Kind Investments”) in lieu of, or in addition to, cash as payment for investment in the Trust. Such In-Kind Investments are valued using the same digital asset prices as per the Trust’s valuation policy at any given valuation date as of 4:00 pm ET on the date of the subscription. For the year ended December 31, 2021 and 2020, the Trust accepted In-Kind Investments from the Shareholders of $95,459,698 and $99,779,732 respectively.

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

Prior to May 1, 2020, the monthly Management Fee was equal to (a) 1/12th of 2.0% (2.0% per annum) of the net asset value of each Member’s capital account balance, for subscriptions greater than or equal to $1 million, and (b) 1/12th of 2.5% (2.5% per annum) of the net asset value of each Member’s capital account balance, for subscriptions less than $1 million. Effective May 1, 2020, all Shareholders in the Trust are charged a Management Fee of 2.5% per annum.

The Sponsor may, in its discretion, waive, reduce or rebate the Management Fee with respect to any Shareholder or group of Shareholders (which group may, but need not, include all Shareholders), including affiliates of the Sponsor; provided that such waiver, reduction or rebate shall not increase the Management Fee payable in respect of any other Shareholder.

For the years ended December 31, 2021 and 2020, the Investor Class was charged Management Fees of $23,059,156 and $1,836,389, respectively, and the Institutional Class was charged Management Fees of $0 and $38,727, respectively, of which $2,034,342 and $779,208 remain payable as of December 31, 2021 and 2020, respectively.

The Sponsor paid all expenses related to the initial offering, organization and start-up of the Trust. The Sponsor is responsible for all ordinary operating expenses of the Trust, including administrative, custody, legal, audit, insurance, and other operating expenses.

The Trust considers their directors and executive officers of the sponsor to be related parties of the Trust. As of December 31, 2021, such individuals, collectively held 79,514 shares of the Trust, which represent less than 1% ownership of total shares outstanding.

8. Indemnifications

In the normal course of business, the Trust enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Trust's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. The Trust expects the risk of any future obligation under these indemnifications to be remote.

9. Financial Highlights

The following presents the financial highlights for Investor Class shares for the twelve months ended December 31, 2021, December 31, 2020 and December 31, 2019.

	Twelve months ended December 31, 2021	Twelve months ended December 31, 2020	Twelve months ended December 31, 2019
Per Share Performance	Investor Class	Investor Class	Investor Class
(for a share outstanding throughout the period)

Net asset value per share at beginning of period	$24.67	$6.34	$42.92

Net increase (decrease) in Net Assets resulting from operations: (2)
Net realized and change in unrealized on investments (1)	24.63	18.67	22.28
Net investment loss (1)	(1.16)	(0.34)	(1.80)
Net increase (decrease) in Net Assets resulting from operations	23.47	18.33	20.48

Net asset value per share at end of period	$48.14	$24.67	$63.40

Total return	95.15%	289.05%	47.71%

Supplemental Data
Ratios to average net asset value
Expenses	2.51%	2.38%	2.48%

Net investment loss	(2.51)%	(2.38)%	(2.48)%
Net Assets at end of period	$974,537,662	$373,240,438	$17,379,774
Average net assets(3)	$920,451,951	$75,989,546	$18,273,849
Portfolio turnover	14%	15%	9%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder's return and ratios may vary based on the timing of capital transactions.

Portfolio turnover percentages are calculated by taking the lesser of the total purchases and sales divided by the average net assets during the period.

(1) Net investment loss per share is calculated by dividing the net investment loss by the average number of shares outstanding during the period. Net realized and change in unrealized gain on investments is a balancing amount necessary to reconcile the change in net asset value per share with the other per share information.

(2) With respect to the per share performance of the Investor Class, the net asset value per share at the beginning of the period, as well as net income per share for the year ended December 31, 2020, were calculated based on a conversion rate of 10 per share (as disclosed in the statement of changes in net assets).

(3) Based on the average of month-end assets

The following presents the financial highlights for Institutional Class shares for the twelve months ended December 31, 2020 and December 31, 2019.

	Twelve months ended December 31, 2020	Twelve months ended December 31, 2019
Per Share Performance	Institutional Class	Institutional Class
(for a share outstanding throughout the period)

Net asset value per share at beginning of period	$64.09	$43.16

Net increase (decrease) in Net Assets resulting from operations: (3)
Net realized and change in unrealized on investments (1)	17.10	22.38
Net investment loss (1)	(0.52)	(1.45)
Net increase (decrease) in Net Assets resulting from operations	16.58	20.93

Net asset value per share at end of period	$80.67 (2)	$64.09

Total return	25.88%	48.49%

Supplemental Data
Ratios to average net asset value
Expenses	2.07%	1.98%

Net investment loss	(2.07)%	(1.98)%
Net Assets at end of period	$—	$4,271,813
Average net assets(4)	$5,878,855	$4,884,546
Portfolio turnover	15%	9%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder's return and ratios may vary based on the timing of capital transactions. Ratios have not been annualized, except, ratios have been annualized for the Institutional Class for the period January 1, 2020 to April 30, 2020, the date of conversion.

Portfolio turnover percentages are calculated by taking the lesser of the total purchases and sales divided by the average net assets during the period.

(1) Net investment loss per share is calculated by dividing the net investment loss by the average number of shares outstanding during the year. Net realized and change in unrealized gain on investments is a balancing amount necessary to reconcile the change in net asset value per share with the other per share information.

(2) Represents the net asset value per share at April 30, 2020, prior to conversion.

(3) With respect to the per share performance of the Investor Class, the net asset value per share at the beginning of the period, as well as net income per share for the year ended December 31, 2020, were calculated based on a conversion rate of 10 per share (as disclosed in the statement of changes in net assets).

(4) Based on the average of month-end assets.

10. Subsequent Events

The Sponsor has evaluated subsequent events through March 11, 2022, the date the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure.

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Description

4.1	Trust Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10 filed by the Registrant on April 23, 2021).

4.2	Certificate of Trust (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10 filed by the Registrant on April 23, 2021).

4.3	Form of Subscription Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form 10 filed by the Registrant on April 23, 2021).

10.1 †

Custodial Services Agreement by and between Bitwise 10 Private Index Fund, LLC, Bitwise 10 Index Offshore Fund, Ltd., Digital Asset Index Fund, LLC, Bitwise Ethereum Fund, LLC, and Coinbase Custody Trust Company, LLC, dated March 6, 2019 (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form 10 filed by the Registrant on April 23, 2021).

10.2	Amendment No. 1 to the Custodial Services Agreement, dated May 22, 2020 (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form 10 filed by the Registrant on April 23, 2021).

10.3

License Agreement by and between Bitwise Index Services, LLC and Bitwise Investment Advisers, LLC, dated May 28, 2020 (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form 10 by the Registrant on April 23, 2021).

10.4†

Transfer Agency and Registrar Services Agreement, by and between Bitwise Investment Advisers, LLC and American Stock Transfer & Trust Company, LLC, dated May 12, 2020 (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 by the Registrant on April 23, 2021).

23.1^	Consent of Independent Registered Public Accounting Firm.

31.1^

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021.

31.2^

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021.

32.1^*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021.

32.2^*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021.

101.INS^	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH^	Inline XBRL Taxonomy Extension Schema Document

101.CAL^	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB^	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF^	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

† Certain identified information has been excluded from this exhibit because it is both not material and is the type of information that the registrant treats as private or confidential.

* These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the SEC and are not incorporated by reference in any filing of Bitwise 10 Crypto Index Fund under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

^ Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bitwise Investment Advisers, LLC as Sponsor of Bitwise 10 Crypto Index Fund (BITW)

By:	/s/ Hunter Horsley
	Name:	Hunter Horsley
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Paul Fusaro
	Name:	Paul Fusaro
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)*

Date: March 11, 2022

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.