Form 10-Q
period 2022-03-31
Bitwise 10 Crypto Index Fund
filed 2022-05-11
CIK 1723788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Number of shares of the registrant’s common stock outstanding as of March 31, 2022: 20,241,947

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

• the recentness of the development of crypto assets and the uncertain medium-to-long term value of the shares of the Trust due to a number of factors relating to the capabilities and development of Blockchain technologies and to the fundamental investment characteristics of crypto assets;

• the value of the shares of the Trust depending on the acceptance of crypto assets and Blockchain technology, a new and rapidly evolving industry;

• the unregulated nature and lack of transparency surrounding the operations of Blockchain technologies, cryptocurrencies, and digital assets, which may adversely affect the value of the group of selected cryptocurrencies that are held by the Trust ("Portfolio Crypto Assets") and the shares of the Trust;

• the limited history of the Index (as defined herein);

• risks related to the COVID-19 pandemic, which could negatively impact the value of the Trust’s holdings and significantly disrupt its operations;

• the possibility that the shares of the Trust may trade at a price that is at, above or below the Trust’s NAV Per Share as a result of the non-current trading hours between OTCQX and markets for the Portfolio Crypto Assets;

• regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies that may affect the value of the Shares or restrict the use of one or more crypto assets, mining activity or the operation of their networks or the markets for the Portfolio Crypto Assets in a manner that adversely affects the value of the shares of the Trust;

• changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) that could adversely impact the value of the shares of the Trust;

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

i

• potential conflicts of interest that may arise among the Sponsor or its affiliates and the Trust;

• the potential discontinuance of the Sponsor’s continued services, which could be detrimental to the Trust;

• the possible resignation or removal of the Custodian (as defined herein) by the Sponsor; and

• additional risk factors discussed in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report on Form 10-Q refer to the Sponsor acting on behalf of the Trust.

ii

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

iii

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Bitwise 10 Crypto Index Fund

(formerly known as Bitwise 10 Private Index Fund, LLC)

Financial Statements (Unaudited)

March 31, 2022 and March 31, 2021

Bitwise 10 Crypto Index Fund

Bitwise 10 Crypto Index Fund

Statements of Financial Condition

March 31, 2022 (unaudited) and December 31, 2021

Assets	March 31, 2022 (unaudited)	December 31, 2021
Investments in digital assets, at fair value (cost $371,108,415 and $365,043,367)	$911,404,346	$958,115,187
Cash	2,067,916	18,534,761
Other assets	2,180	2,180
Total Assets	$913,474,442	$976,652,128

Liabilities
Management fees payable	$1,902,880	$2,034,342
Subscriptions received in advance	79,823	301
Capital withdrawals payable	301	79,823
Total Liabilities	1,983,004	2,114,466
Net Assets	$911,491,438	$974,537,662

Net Assets consists of:
Paid-in-capital	427,764,344	427,764,344
Accumulated net investment loss	(31,245,983)	(26,026,765)
Accumulated net realized gain (loss) on investments in digital assets	(25,322,851)	(20,271,737)
Net unrealized appreciation on investments in digital assets	540,295,928	593,071,820
Net Assets	$911,491,438	$974,537,662
Shares issued and outstanding, no par value (unlimited shares authorized)	20,241,947	20,241,947
Net asset value per share	$45.03	$48.14

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Schedules of Investments

March 31, 2022 (unaudited)

	Units	Fair Value	Percentage of Shareholders' Equity
Investments in digital assets, at fair value
Bitcoin	12,186.4969	$555,650,030	60.96%
Ethereum	77,204.3805	253,552,310	27.82
Solana	206,342.6772	25,373,959	2.78
Cardano	20,684,769.8454	23,750,253	2.61
Avalanche	158,465.6520	14,979,758	1.64
Polkadot	697,436.9240	14,876,330	1.63
Polygon	4,432,383.6458	7,200,407	0.79
Litecoin	44,960.6783	5,586,364	0.61
Cosmos	186,280.3872	5,355,561	0.59
Chainlink	301,267.7366	5,079,374	0.56
Total investments in digital assets, at fair value (cost $371,108,415)		$911,404,346	99.99
Other assets in excess of liabilities		87,092	0.01
Net Assets		$911,491,438	100.00%

December 31, 2021

	Units	Fair Value	Percentage of Shareholders' Equity
Investments in digital assets, at fair value
Bitcoin	12,475.6558	$572,231,636	58.72%
Ethereum	78,234.5412	285,145,344	29.26
Solana	204,175.6196	34,352,548	3.53
Cardano	22,428,062.5169	28,941,172	2.97
Polygon	4,647,380.3452	11,418,613	1.17
Algorand	4,208,152.1524	6,924,935	0.71
Litecoin	46,487.4378	6,697,910	0.69
Chainlink	314,935.5479	6,005,821	0.62
Bitcoin Cash	12,742.5405	5,359,895	0.55
Avalanche	4,851.3970	519,342	0.05
Uniswap	30,776.6772	517,971	0.05
Total investments in digital assets, at fair value (cost $365,043,367)		$958,115,187	98.32
Other assets in excess of liabilities		16,422,475	1.68
Net Assets		$974,537,662	100.00%

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statements of Operations (Unaudited)

For the three months ended March 31, 2022 and March 31, 2021

	Three Months Ended March 31,
	2022 (unaudited)	2021 (unaudited)
Expenses
Management fees	$5,218,398	$4,909,445
Transaction and other fees	820	816
Total Expenses	5,219,218	4,910,261
Net Investment loss	(5,219,218)	(4,910,261)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from digital assets	(5,051,114)	(128,174)
Net change in unrealized appreciation (depreciation) from digital assets	(52,775,892)	473,156,278
Net realized and change in unrealized gain (loss) on investments	(57,827,006)	473,028,104
Net increase (decrease) in Net Assets resulting from operations	$(63,046,224)	$468,117,843

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statement of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022 (unaudited)	2021 (unaudited)
Increase in net assets from operations:
Net investment loss	$(5,219,218)	$(4,910,261)
Net realized gain (loss) from digital assets	(5,051,114)	(128,174)
Net change in unrealized appreciation (depreciation) from digital assets	(52,775,892)	473,156,278
Net increase (decrease) in net assets resulting from operations	(63,046,224)	468,117,843
Increase in net assets from capital share transactions:
Subscriptions	—	161,036,568
Net increase in net assets resulting from capital share transactions	—	161,036,568
Total increase (decrease) in net assets from operations and capital share transactions	(63,046,224)	629,154,411
Net Assets:
Beginning of Period	974,537,662	373,240,438
End of Period	$911,491,438	$1,002,394,849
Change in Shares outstanding:
Shares outstanding at beginning of period	20,241,947	15,132,240
Subscriptions	—	4,647,510
Net increase (decrease) in shares	—	4,647,510
Shares outstanding at end of period	20,241,947	19,779,750

See accompanying notes to financial statements (unaudited).

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

All shareholders are subject to a 2.5% per annum Management Fee and are referred to as the Investor Class. Pursuant to the Agreement and Plan of Conversion executed as of May 1, 2020, the Trust converted from a Delaware Limited Liability Company to a Delaware Statutory Trust.

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

The accompanying comparative financial statements are unaudited, but in the opinion of management of the Sponsor, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position of the Trust as of March 31, 2022 and December 31, 2021 and the results of operations for the three months ended March 31, 2022 and 2021. These interim financial statements should be read in conjunction with the Trust’s annual report on Form 10-K for the year ended December 31, 2021. Interim period results are not necessarily indicative of results for a full-year period.

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

Investments and Valuation

The Trust’s investments in digital assets are stated at fair value. For a further discussion of the Trust’s calculations of valuation, please see “—Calculation of Valuation” in the footnote below. Digital assets are generally valued using prices as reported on reputable and liquid exchanges and may involve utilizing an average of bid and ask quotes using closing prices provided by such exchanges as of the date and time of determination ("Calculation of Valuation" below). Factors such as the recent stability of the exchange, current liquidity of the exchange, and recent price activity of an exchange will be considered as to the determination of which exchanges to utilize. The time used is 4:00 pm ET which corresponds to 20:00 UTC during Daylight Savings Time and 21:00 UTC during non-Daylight Savings Time. The Sponsor’s Valuation Policy provides a listing of preferred exchanges. While some digital assets are valued based on prices reported in the public markets, other digital assets may be more thinly-traded or subject to irregular trading activity. Determinations on the value of certain digital assets, and how to value such assets as to which limited prices or quotations are available, are based on the Sponsor’s recommendations or instructions.

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

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

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

The Sponsor’s results conclude that there were no material or significant differences in valuation or to the financial statements as previously presented when using the policy of identifying a principal market described above as compared to the previous valuation methodology for any period since the Trust commenced operations. Included within the net change in unrealized appreciation (depreciation) within the Trusts' Statement of Operations for the quarter ended March 31, 2021 is $244,938, representing the immaterial difference in the Trust's fair market value of digital assets at the beginning of the year determined using the Blended Bitwise Crypto Asset Price and the Principal Market Price.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the quarter ended March 31, 2022.

Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$45,595.55	Coinbase
Ethereum (ETH)	$3,284.17	Coinbase
Solana (SOL)	$122.97	Coinbase
Cardano (ADA)	$1.15	Coinbase
Avalanche (AVAX)	$94.53	Coinbase
Polkadot (DOT)	$21.33	Coinbase
Polygon (MATIC)	$1.62	Coinbase
Litecoin (LTC)	$124.25	Coinbase
Cosmos (ATOM)	$28.75	Coinbase
Chainlink (LINK)	$16.86	Coinbase

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

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

The following summarizes the Trust’s assets accounted for at fair value at March 31, 2022.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$911,404,346	$—	$—	$911,404,346

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2021.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$958,115,187	$—	$—	$958,115,187

4. Risks and Uncertainties

Digital Assets

Digital assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Digital asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At March 31, 2022 and December 31, 2022, digital assets of approximately $1,216,700 and $1,037,000 reside on exchanges, respectively.

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

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

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

Custody of Digital Assets

Coinbase Custody Trust Company, LLC (the “Custodian”) serves as the Trust’s Custodian for digital assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At March 31, 2022 and December 31, 2021, digital assets of approximately $910,187,600 and $957,078,000 are held by the Custodian, respectively.

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

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

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

Other Risks

Management continues to evaluate the impact of the COVID-19 pandemic, including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions and other geopolitical events as well as adverse developments in the economy, the capital markets and the Blockchain markets, including rising energy costs, inflation and interest rates, in the United States and globally, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics, and has concluded that while it is reasonably possible that these events could have a negative effect on the financial performance and operations of the Trust, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2022 and December 31, 2021, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2021, the 2020, 2019 and 2018 tax years remain open for examination. There were no examinations in progress at period end.

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

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

Withdrawals

In connection with the Trust seeking approval for the quotation of its Shares on OTCQX, the Trust halted the withdrawal program on October 7, 2020.

Allocation of Profits and Losses

Prior to May 1, 2020, when the dual class structure was eliminated, income or loss (prior to the calculation of the Management Fee (as defined below)) attributable to the Trust was allocated to each Class in proportion to each Class’ capital account balance.

7. Related Party Transactions

The Trust considers the Sponsor, its directors and employees to be related parties of the Trust. In consideration for the management services to be provided to the Trust, the Sponsor will receive from the Trust a management fee (the “Management Fee”) payable monthly, in arrears at a rate of 2.5% per annum.

The Sponsor may, in its discretion, waive, reduce or rebate the Management Fee with respect to any Shareholder or group of Shareholders (which group may, but need not, include all Shareholders), including affiliates of the Sponsor; provided that such waiver, reduction or rebate shall not increase the Management Fee payable in respect of any other Shareholder.

For the periods January 1, 2022 to March 31, 2022 and January 1, 2021 to March 31, 2021, the Shareholders were charged Management Fees of $5,218,398 and $4,909,445, respectively, of which $1,902,880 and $2,034,342 remained payable as of March 31, 2022 and 2021, respectively.

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

9. Financial Highlights

The following presents the financial highlights for the three month periods ended March 31, 2022 and March 31, 2021.

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Per Share Performance	Investor Class	Investor Class
(for a share outstanding throughout the period)

Net asset value per share at beginning of period	$48.14	$24.67

Net increase (decrease) in Net Assets resulting from operations:
Net realized and change in unrealized on investments (1)	(2.85)	26.27
Net investment loss (1)	(0.26)	(0.26)
Net increase (decrease) in Net Assets resulting from operations	(3.11)	26.01

Net asset value per share at end of period	$45.03	$50.68

Total return	(6.47)%	105.43%

Supplemental Data
Ratios to average net asset value(2)
Expenses	2.51%	2.76%
Net investment loss	(2.51)%	(2.76)%
Net Assets at end of period	$911,491,438	$1,002,394,849
Average net assets(3)	$833,208,157	$783,874,649
Portfolio turnover	3.72%	1.50%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder’s return and ratios may vary based on the timing of capital transactions. Ratios have been annualized for the periods ended March 31, 2022 and 2021; total returns and portfolio turnover have not been annualized.

(1)
Net investment loss per share is calculated by dividing the net investment loss by the average number of shares outstanding during the period. Net realized and change in unrealized gain on investments is a balancing amount necessary to reconcile the change in net asset value per share with the other per share information.
(2)
Annualized.
(3)
Based on the average of month-end net assets.

10. Subsequent Events

The Sponsor has evaluated subsequent events through May 11, 2022, the date the financial statements were available to be issued, and has determined that there are no other subsequent events that require disclosure.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Form 10-Q, which have been prepared in accordance with U.S. GAAP. The following discussion may contain forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth under “Part II. Item 1A. Risk Factors,” “Statement Regarding Forward-Looking Statements” or in other sections of this Form 10-Q.

Trust Overview

The Trust is a Delaware Statutory Trust that issues units of fractional undivided beneficial interest in the form of shares, which represent ownership in the Trust ("Shares").

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

The Trust’s principal investment objective is to invest in a Portfolio of cryptocurrencies that tracks the Bitwise 10 Large Cap Crypto Index (the "Index") as closely as possible with certain exceptions determined by the Sponsor in its sole discretion. In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, airdrops, emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent. The Trust believes that it has met its principal investment objective. As of March 31, 2022, there was a correlation of 99.98% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“NAV”) of the shares, and the market price may at times be significantly above or below the shares’ NAV. The NAV of the Trust is calculated by summing the assets and liabilities and the NAV Per Share is calculated by dividing the total NAV by the shares outstanding. However, the Trust believes that any such deviation does not affect the Trust’s principal investment objective, as the Trust does not maintain or promote any business objectives related to the market trading price of its shares. Furthermore, under Regulation M, the Trust as issuer of the Shares is not permitted to take any actions that would seek to reconcile the NAV of the Shares and the market price of the Shares, and the Trust would not undertake business objectives that it was legally restricted from achieving.

The Trust and the Sponsor have entered into a limited, non-exclusive, revocable license agreement with Bitwise Index Services, LLC (the “Index Provider”), an affiliate of the Trust that is controlled by the same parent entity as the Sponsor, at no cost to the Trust or the Sponsor allowing the Trust to use the Index as the benchmark index for the Trust (the “License Agreement”).

Results of Operations

Financial Information for the Three Months ended March 31, 2022 and 2021

The following table sets forth statements of operations data for the three months ended March 31, 2022 and 2021.

Statement of Operations (Unaudited)

	Three Months Ended March 31,
	2022 (unaudited)	2021 (unaudited)
Expenses
Management fees	$5,218,398	$4,909,445
Transaction and other fees	820	816
Total Expenses	5,219,218	4,910,261
Net Investment loss	(5,219,218)	(4,910,261)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from digital assets	(5,051,114)	(128,174)
Net change in unrealized appreciation (depreciation) from digital assets	(52,775,892)	473,156,278
Net realized and change in unrealized gain (loss) on investments	(57,827,006)	473,028,104
Net increase (decrease) in Net Assets resulting from operations	$(63,046,224)	$468,117,843

Comparison of the three-month periods ended March 31, 2022 and 2021

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable periods:

Management fees

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. Management fees for the three months ended March 31, 2022 were $5,218,398 compared to management fees for the three months ended March 31, 2021 of $4,909,445. This change was due to an increase in the Trust’s net asset value due to an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedules of Investments” below) and new Shareholder subscriptions.

Net realized gain (loss) from digital assets

Net realized loss from digital assets for the three months ended March 31, 2022 was $5,051,114 compared to net realized loss from digital assets for the three months ended March 31, 2021 of $128,174. This change was due to fluctuations in the value of the Portfolio Crypto Assets.

For the three-month period ended March 31, 2022, the Trust recorded net realized losses from sales of Algorand and Bitcoin Cash of approximately $4,116,639 and $1,354,758, respectively, among the gains and losses realized in smaller amounts from the sale of other portfolio crypto assets. These sales were made as a result of rebalancing activity, sales of portfolio crypto assets to raise money to pay the management fee, and general fund management.

For the three month period ended March 31, 2021 the Trust recorded net realized losses from sales of Bitcoin of approximately $995,776 and recorded net realized gains of approximately $645,639 and $216,402 from sales of Tezos and Cosmos, respectively, among gains and losses realized in smaller amounts from the sale of other portfolio crypto assets. These sales were made as a result of rebalancing activity, sales of portfolio crypto assets to raise money to pay the management fee, and general fund management.

Net change in unrealized appreciation (depreciation) from digital assets

Net change in unrealized depreciation from digital assets for the three months ended March 31, 2022 was $52,775,892 compared to net change in unrealized appreciation from digital assets for three months ended March 31, 2021 of $473,156,278. The primary factor for the change were related to a decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below).

For the three-month period ended March 31, 2022 the Trust recorded net unrealized depreciation from digital assets of Bitcoin and Ethereum of approximately $6,140,721 and $30,161,988, respectively, among the unrealized gains and losses in smaller amounts of other portfolio crypto assets.

For the three-month period ended March 31, 2021 the Trust recorded net unrealized appreciation from digital assets of Bitcoin and Ethereum of approximately $373,469,506 and $82,450,267, respectively, among the unrealized gains and losses in smaller amounts of other portfolio crypto assets.

Net increase (decrease) in net assets resulting from operations

The Trust’s net decrease in net assets resulting from operations for the three-month period ended March 31, 2022 was $63,046,224 compared to a net increase in net assets resulting from operations of $468,117,843 for the three-month period ended March 31, 2021. The primary factor that impacted 2022 net increase (decrease) in net assets resulting from operations compared to 2021 net increase (decrease) in net assets resulting from operations was a large decrease in net realized and change in unrealized gain on investments from a net loss of $57,827,006 in 2022 compared to a net gain of $473,028,104 in 2021. The primary factors for the change were an decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below) and new Shareholder subscriptions.

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

Shareholder Subscriptions

As of November 18, 2021, the Sponsor to the Trust has closed the acceptance of all subscriptions to the Bitwise 10 Crypto Index Fund, pursuant to its rights under Sections 5 and 6 of the Trust Agreement. At this time, the Sponsor has no plans to reopen subscriptions to the Bitwise 10 Crypto Index Fund. There were no shareholder subscriptions during the quarter ended March 31, 2022.

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

Value of Portfolio Crypto Assets

As described in the Risk Factors set out in our Form 10-K filed with the SEC on March 11, 2022, the prices of the various Portfolio Crypto Assets held by the Trust are subject to extreme volatility. This volatility had a significant impact on the value of the Portfolio Crypto Assets for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 and the year ended December 31, 2021.

As shown below in the “Schedules of Investments,” the decrease in total investments in digital assets from January 1, 2022 to March 31, 2022 was due primarily to a decrease in the value of the Portfolio Crypto Assets and to a lesser extent, by the sale of various Portfolio Crypto Assets to pay the Management Fee.

Shareholder Subscriptions and Redemptions

During the period from January 1, 2022 to March 31, 2022, there were no subscriptions or redemptions of Shares. There were 20,241,947 Shares outstanding as of March 31, 2022.

Schedules of Investments

The following provides details on the Portfolio Crypto Assets that comprise the Trust’s assets.

Three-Months Ended March 31, 2022 and the Twelve-Months Ended December 31, 2021

	Bitcoin Cash (BCH)
	Units	Fair Value
Balance at January 1, 2022	12,742.5405	$5,359,895
Purchases	—	—
Sales	(12,742.5405)	(3,640,273)
Net realized loss on investment	—	(1,354,758)
Net change in unrealized appreciation on investment	—	(364,864)
Balance at March 31, 2022	—	$—

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2022	78,234.5412	$285,145,344
Purchases	139.2303	500,000
Sales	(1,169.3910)	(3,127,161)
Net realized gain/loss on investment	—	1,196,115
Net change in unrealized appreciation on investment	—	(30,161,988)
Balance at March 31, 2022	77,204.3805	$253,552,310

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2022	314,935.5479	$6,005,821
Purchases	—	—
Sales	(13,667.8113)	(257,000)
Net realized gain/loss on investment	—	(165,056)
Net change in unrealized appreciation on investment	—	(504,391)
Balance at March 31, 2022	301,267.7366	$5,079,374

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2022	12,475.6559	$572,231,636
Purchases	0.2467	10,031
Sales	(289.4057)	(11,621,521)

Net realized gain on investment	—	1,170,607
Net change in unrealized appreciation on investment	—	(6,140,723)
Balance at March 31, 2022	12,186.4969	$555,650,030

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2022	46,487.4378	$6,697,910
Purchases	—	—
Sales	(1,527.7595)	(166,500)
Net realized gain/loss on investment	—	(120,832)
Net change in unrealized appreciation on investment	—	(824,214)
Balance at March 31, 2022	44,960.6783	$5,586,364

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2022	22,428,062.5169	$28,941,172
Purchases	—	—
Sales	(1,743,292.6715)	(1,683,336)
Net realized gain/loss on investment	—	(1,123,750)
Net change in unrealized appreciation on investment	—	(2,383,833)
Balance at March 31, 2022	20,684,769.8454	$23,750,253

	Algorand (ALGO)
	Units	Fair Value
Balance at January 1, 2022	4,208,152.1524	$6,924,935
Purchases	12,540.2930	—
Sales	(4,220,692.4454)	(3,908,361)
Net realized gain/loss on investment	—	(4,116,639)
Net change in unrealized appreciation on investment	—	1,100,065
Balance at March 31, 2022	—	$—

	Cosmos (ATOM)
	Units	Fair Value
Balance at January 1, 2022	—	$—
Purchases	196,280.3872	5,637,500
Sales	(10,000.0000)	(284,815)
Net realized gain/loss on investment	—	(2,185)
Net change in unrealized appreciation on investment	—	5,061
Balance at March 31, 2022	186,280.3872	$5,355,561

	Polygon (MATIC)
	Units	Fair Value
Balance at January 1, 2022	4,647,380.3452	$11,418,613
Purchases	170,151.6000	280,000
Sales	(385,148.2994)	(595,185)
Net realized gain/loss on investment	—	(130,241)
Net change in unrealized appreciation on investment	—	(3,772,780)
Balance at March 31, 2022	4,432,383.6458	$7,200,407

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2022	204,175.6196	$34,352,548
Purchases	3,782.7109	435,000
Sales	(1,615.6533)	(158,889)
Net realized gain on investment	—	(178,007)
Net change in unrealized appreciation on investment	—	(9,076,693)
Balance at March 31, 2022	206,342.6772	$25,373,959

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2022	30,776.6772	$517,971
Purchases	—	—
Sales	(30,776.6772)	(522,624)
Net realized gain on investment	—	(198,193)
Net change in unrealized appreciation on investment	—	202,846
Balance at March 31, 2022	—	$—

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2022	4,851.3970	$519,342
Purchases	153,704.3680	16,879,828
Sales	(90.1130)	(7,238)
Net realized gain on investment	—	(2,771)
Net change in unrealized appreciation on investment	—	(2,409,403)
Balance at March 31, 2022	158,465.6520	$14,979,758

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2022	—	$—
Purchases	698,610.9294	13,346,710
Sales	(1,174.0054)	—
Net realized gain on investment	—	(25,404)
Net change in unrealized appreciation on investment	—	1,555,024
Balance at March 31, 2022	697,436.9240	$14,876,330

As of March 31, 2022, Bitcoin represented 60.97% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 27.82%, while the remaining 11.21% of the Portfolio Crypto Assets were comprised of Chainlink, Litecoin, Cardano, Cosmos, Polygon, Solana, Avalanche and Polkadot.

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

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the period ended March 31, 2022.

Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$45,595.55	Coinbase
Ethereum (ETH)	$3,284.17	Coinbase
Solana (SOL)	$122.97	Coinbase
Cardano (ADA)	$1.15	Coinbase
Avalanche (AVAX)	$94.53	Coinbase
Polkadot (DOT)	$21.33	Coinbase
Polygon (MATIC)	$1.62	Coinbase
Litecoin (LTC)	$124.25	Coinbase
Cosmos (ATOM)	$28.75	Coinbase
Chainlink (LINK)	$16.86	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at March 31, 2022.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$911,404,346	$—	$—	$911,404,346

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2021.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$958,115,187	$—	$—	$958,115,187

During the period, all of the Trust’s assets were considered “Level 1” valuations, because the valuations were based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. These inputs may include (a) quoted prices for similar assets in active markets, (b) quoted prices for identical or similar assets in markets that are not active, (c) inputs other than quoted prices that are observable for the asset, or (d) inputs derived principally from or corroborated by observable market data by correlation or other means.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2022 and December 31, 2021, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2021, the 2020, 2019 and 2018 tax years remain open for examination. There were no examinations in progress at period end.

Financial Instruments with Off-Balance-Sheet Risk

Digital Assets

Digital assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Digital asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At March 31, 2022 and December 31, 2021, $1,216,700 and $1,037,000 reside on exchanges, respectively.

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

Custody of Digital Assets

The Custodian serves as the Trust’s Custodian for digital assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At March 31, 2022 and December 31, 2021, digital assets of approximately $910,187,600 and $957,078,000 are held by the Custodian, respectively.

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

Other Risks

Management continues to evaluate the impact of the COVID-19 pandemic, including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions and other geopolitical events as well as adverse developments in the economy, the capital markets and the Blockchain markets, including rising energy costs, inflation and interest rates, in the United States and globally, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics, and has concluded that while it is reasonably possible that these events could have a negative effect on the financial performance and operations of the Trust, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, and to the Board of Directors of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as noted below, there have been no material changes to the Risk Factors last reported under Item 1A of the registrant’s annual report on Form 10-K.

The Trust is subject to the risk of cybercrime and security breaches and incidents.

The Trust and the Sponsor rely on information technologies and infrastructure to manage the Trust and Index, including digital storage of Trust assets, marketing strategies and information relating to Shareholders and other individuals. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. The incidence of malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, worms, ransomware or other destructive or disruptive software, denial of service attacks or other malicious activities is on the rise worldwide. Power outages, equipment failure, natural disasters (including extreme weather), terrorist activities or human error may also affect our systems and those of our third-party service providers, and result in disruption of our services or loss or improper disclosure of personal data, business information or other confidential information. In addition, retaliatory acts by Russia in response to Western sanctions could include cyber attacks that could disrupt the economy or that could also either directly or indirectly impact our operations.

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

Period	Shares Offered	Shares Sold[1]	Number of Purchasers	Avg. Price Per Share[1]	High Price Per Share[1]	Date	Low Price Per Share[1]	Date
January 1, 2021 to March 31, 2021	Unlimited	4,647,510	536	$34.65	$51.02	3/30/21	$28.82	1/21/21
March 31, 2021 to June 30, 2021	Unlimited	335,785	192	$49.03	$60.39	5/11/21	$31.44	6/22/21
June 30, 2021 to September 30, 2021	Unlimited	40,296	39	$41.15	$53.19	9/2/21	$28.62	7/20/21
September 30, 2021 to December 31, 2021	Unlimited	86,116	15	$62.13	$68.87	11/9/21	$52.36	10/5/21
January 1, 2022 to March 31, 2022	Unlimited	—	—	—	—	—	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

* These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of Bitwise 10 Crypto Index Fund under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

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

Date: May 11, 2022

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.