Form 10-K/A
period 2021-12-31
Bitwise 10 Crypto Index Fund
filed 2022-06-17
CIK 1723788

rtra

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Bitwise 10 Crypto Index Fund for the fiscal year ended December 31, 2021 that we filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2022 (the “Original Form 10-K”) for the purpose of making clarifications in our disclosure in response to comment letters we received from the staff of the SEC dated April 7, 2022, with respect to the Amendment No. 5 to Registration Statement on Form 10 that we filed with the SEC on February 23, 2022, and May 17, 2022, with respect to the Amendment No. 6 to Registration Statement on Form 10 that we filed with the SEC on April 21, 2022. This Amendment does not otherwise reflect events occurring after the filing date of the Original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are also filing new certifications by the Company's Principal Executive Officer and Principal Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment under Item 15. Exhibits and Financial Statement Schedules.

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

v

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

The Trust notes that an indirect investment in digital assets through Shares may operate and perform differently from a direct investment in digital assets, and such differences may include, among other things: the holding period under Rule 144 for the resale of the Shares purchased from the trust, the risk that the Shares may trade at a substantial premium over or a substantial discount to the NAV Per Share, the risk that over time the number of Portfolio Crypto Assets represented by a Share will gradually decrease as the Portfolio Crypto Assets are used to pay the Trust’s expenses, the ability to invest in Shares via an investor’s equity retirement accounts such as a 401(k) or individual retirement account, which do not provide the ability to invest directly in cryptocurrencies; the convenience of not having to open and maintain a cryptocurrency wallet; the potential ability to participate in decentralized finance (“DeFi”) protocols including governance, voting, staking assets and lending assets; and the ability of an investor to rely on the Bitwise Crypto Index Committee (the “Committee”) to choose the Portfolio Crypto Asset composition and balance of the assets. To date, the only DeFi protocol that the Trust has participated in, including governance, voting, staking assets, lending assets and liquidity provisions, was in staking Tezos. The Index has not participated in any other DeFi protocols, including governance, voting and lending assets. To the extent that the Trust participates in any decentralized finance protocols, the Trust anticipates only participating in such protocols where the Trust has made a direct investment in the relevant decentralized finance digital asset. While the Trust currently does not participate in any staking activities, it may in the future engage in further staking activities if the Trust deems such activity to be in the best interests of shareholders. The Trust will determine whether engaging in further staking activities is in the best interests of the shareholders on a case-by-case basis. In making such a determination, the Trust will consider whether the staking activities present possible and prudent opportunities to generate additional returns for shareholders in excess of the Index, the risks associated with the staking activities, the potential for the loss of all or part of the staked amounts, and whether or not the activity is supported by the Trust’s custodian.

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

Summary of the Index Methodology

The following is a materially complete description of the Index methodology (“Index Methodology”). The full Index Methodology is publicly available at https://www.bitwiseinvestments.com/indexes/methodology. Should any material change be made to the Index Methodology that results in a material change to the composition of the Index and, as part of the Trust’s monthly rebalancing process, results in a material change to the composition of the Trust the Trust will notify Shareholders of such material change by filing a Form 8-K with the SEC. The Trust defines a material change as any change of 10% or more to the composition of the Index, and that also results in a corresponding change to the Trust. If not required by applicable law, the Trust may or may not file a Form 8-K with the SEC to disclose changes to the Index Methodology that do not result in a material change. When deciding whether or not to file a Form 8-K to disclose changes to the Index Methodology that do not result in a material change, the Trust will consider whether the particular changes are required to be disclosed by one or more of the specific requirements of Form 8-K, and whether there is an independent legal obligation under the federal securities laws to make such a disclosure even in the absence of a specific requirement in Form 8-K. The Trust may have additional current or periodic reporting obligations under the Exchange Act due to other changes to the Index Methodology, such as to how the Index is calculated.

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

When considering whether or not to participate in staking activities, the Trust considers whether the staking activities present possible and prudent opportunities to generate additional returns for Shareholders in excess of the Index, the risks associated with the staking activities, potential for the loss of all or part of the staked amounts, and whether or not the activity is supported by the Trust’s Custodian. While the Trust has only participated in a limited and immaterial manner in staking activities to date, it retains the discretion to develop additional policies related to staking of assets, and may consider pursuit of additional staking activity or policies in the future. If the Trust makes material changes to its staking policy in the future, it will disclose such changes by filing a Form 8-K. The Trust has not participated in any staking or reward generation activity other than with respect to Tezos in 2020. The Trust received $2,139 in total staking rewards in 2020 from its Tezos staking activities. These rewards were treated as investment income in the Trust’s audited financial statements for the fiscal year ended December 31, 2020. While the Trust currently does not participate in any staking activities, it may in the future engage in further staking activities if the Trust deems such activity to be in the best interests of shareholders. If the Trust makes material changes to its staking policy in the future, it will disclose such changes on Form 8-K.

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

23.1

Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2021 filed by the Registrant on March 11, 2022).

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

Date: June 17, 2022

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.