Form 10-Q
period 2022-06-30
Bitwise 10 Crypto Index Fund
filed 2022-08-05
CIK 1723788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Number of shares of the registrant’s common stock outstanding as of June 30, 2022: 20,241,947

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Bitwise 10 Crypto Index Fund

(formerly known as Bitwise 10 Private Index Fund, LLC)

Financial Statements (Unaudited)

June 30, 2022 and June 30, 2021

Bitwise 10 Crypto Index Fund

Bitwise 10 Crypto Index Fund

Statements of Financial Condition

June 30, 2022 (unaudited) and December 31, 2021

Assets	June 30, 2022 (unaudited)	December 31, 2021
Investments in digital assets, at fair value (cost $363,672,812 and $365,043,367)	$336,409,865	$958,115,187
Cash	1,067,011	18,534,761
Other assets	2,180	2,180
Total Assets	$337,479,056	$976,652,128

Liabilities
Management fees payable	$703,058	$2,034,342
Subscriptions received in advance	301	301
Capital withdrawals payable	10,982	79,823
Total Liabilities	714,341	2,114,466
Net Assets	$336,764,715	$974,537,662

Net Assets consists of:
Paid-in-capital	427,764,344	427,764,344
Accumulated net investment loss	(34,722,991)	(26,026,765)
Accumulated net realized gain (loss) on investments in digital assets	(29,013,691)	(20,271,737)
Net unrealized appreciation (depreciation) on investments in digital assets	(27,262,947)	593,071,820
Net Assets	$336,764,715	$974,537,662
Shares issued and outstanding, no par value (unlimited shares authorized)	20,241,947	20,241,947
Net asset value per share	$16.64	$48.14

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Schedules of Investments

June 30, 2022 (unaudited)

	Units	Fair Value	Percentage of Shareholders' Equity
Investments in digital assets, at fair value
Bitcoin	12,014.9405	$227,022,422	67.41%
Ethereum	76,639.5310	78,150,863	23.21
Solana	215,120.9117	6,879,567	2.04
Cardano	21,474,763.3983	9,549,827	2.83
Avalanche	171,702.9585	2,788,456	0.83
Polkadot	707,001.7588	4,811,147	1.43
Polygon	4,358,746.7750	1,947,488	0.58
Litecoin	44,589.8122	2,293,254	0.68
Bitcoin Cash	11,811.2431	1,180,179	0.35
Chainlink	295,609.1363	1,786,662	0.53
Total investments in digital assets, at fair value (cost $363,672,812)		$336,409,865	99.89
Other assets in excess of liabilities		354,850	0.11
Net Assets		$336,764,715	100.00%

December 31, 2021

	Units	Fair Value	Percentage of Shareholders' Equity
Investments in digital assets, at fair value
Bitcoin	12,475.6558	$572,231,636	58.72%
Ethereum	78,234.5412	285,145,344	29.26
Solana	204,175.6196	34,352,548	3.53
Cardano	22,428,062.5169	28,941,172	2.97
Polygon	4,647,380.3452	11,418,613	1.17
Algorand	4,208,152.1524	6,924,935	0.71
Litecoin	46,487.4378	6,697,910	0.69
Chainlink	314,935.5479	6,005,821	0.62
Bitcoin Cash	12,742.5405	5,359,895	0.55
Avalanche	4,851.3970	519,342	0.05
Uniswap	30,776.6772	517,971	0.05
Total investments in digital assets, at fair value (cost $365,043,367)		$958,115,187	98.32
Other assets in excess of liabilities		16,422,475	1.68
Net Assets		$974,537,662	100.00%

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and June 30, 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Expenses
Management fees	$3,477,008	$5,276,830	$8,695,406	$10,186,274
Transaction and other fees	—	319	820	1,136
Total Expenses	3,477,008	5,277,149	8,696,226	10,187,410
Net Investment loss	(3,477,008)	(5,277,149)	(8,696,226)	(10,187,410)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from digital assets	(3,690,837)	(1,574,741)	(8,741,954)	(1,702,915)
Net change in unrealized appreciation (depreciation) from digital assets	(567,558,878)	(315,129,557)	(620,334,767)	158,026,721
Net realized and change in unrealized gain (loss) on investments	(571,249,715)	(316,704,298)	(629,076,721)	156,323,806
Net increase (decrease) in Net Assets resulting from operations	$(574,726,723)	$(321,981,447)	$(637,772,947)	$146,136,396

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statement of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Increase in net assets from operations:
Net investment loss	$(3,477,008)	$(5,277,149)	$(8,696,226)	$(10,187,410)
Net realized gain (loss) from digital assets	(3,690,837)	(1,574,741)	(8,741,954)	(1,702,915)
Net change in unrealized appreciation (depreciation) from digital assets	(567,558,878)	(315,129,557)	(620,334,767)	158,026,721
Net increase (decrease) in net assets resulting from operations	(574,726,723)	(321,981,447)	(637,772,947)	146,136,396
Increase in net assets from capital share transactions:
Subscriptions	—	16,463,777	—	177,500,345
Net increase in net assets resulting from capital share transactions	—	16,463,777	—	177,500,345
Total increase (decrease) in net assets from operations and capital share transactions	(574,726,723)	(305,517,670)	(637,772,947)	323,636,741
Net Assets:
Beginning of Period	911,491,438	1,002,394,849	974,537,662	373,240,438
End of Period	$336,764,715	$696,877,179	$336,764,715	$696,877,179
Change in Shares outstanding:
Shares outstanding at beginning of period	20,241,947	19,779,750	20,241,947	15,132,240
Subscriptions	—	335,785	—	4,983,295
Net increase (decrease) in shares	—	335,785	—	4,983,295
Shares outstanding at end of period	20,241,947	20,115,535	20,241,947	20,115,535

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

The accompanying comparative financial statements are unaudited, but in the opinion of management of the Sponsor, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position of the Trust as of June 30, 2022 and December 31, 2021 and the results of operations for the three and six months ended June 30, 2022 and 2021. These interim financial statements should be read in conjunction with the Trust’s annual report on Form 10-K for the year ended December 31, 2021. Interim period results are not necessarily indicative of results for a full-year period.

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

The process that the Sponsor developed for identifying a principal market (the "Principal Market"), as described in FASB ASC 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable cryptocurrency exchanges selected by the Sponsor and its affiliates in their sole discretion, including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset (the "Principal Market Price"). In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

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

The Sponsor’s results conclude that there were no material or significant differences in valuation or to the financial statements as previously presented when using the policy of identifying a principal market described above as compared to the previous valuation methodology for any period since the Trust commenced operations. Included within the net change in unrealized appreciation (depreciation) within the Trust's Statement of Operations for the six month period ended June 30, 2021 is $(17,504), representing the immaterial difference in the Trust's fair market value of digital assets from the beginning of the year determined using the Blended Bitwise Crypto Asset Price and the Principal Market Price.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the six month period ended June 30, 2022.

Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$18,895.01	Coinbase
Ethereum (ETH)	$1,019.72	Coinbase
Solana (SOL)	$31.98	Coinbase
Cardano (ADA)	$0.44	Coinbase
Avalanche (AVAX)	$16.24	Coinbase
Polkadot (DOT)	$6.81	Coinbase
Polygon (MATIC)	$0.45	Coinbase
Litecoin (LTC)	$51.43	Coinbase
Bitcoin Cash (BCH)	$99.92	Coinbase
Chainlink (LINK)	$6.04	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at June 30, 2022.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$336,409,865	$—	$—	$336,409,865

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2021.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$958,115,187	$—	$—	$958,115,187

4. Risks and Uncertainties

Digital Assets

Digital assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Digital asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At June 30, 2022, digital assets of approximately $643,000 and cash of approximately $1,057,000 reside on exchanges. At December 31, 2021, digital assets of approximately $1,037,000 and cash of $18,464,000 resided on exchanges.

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

Custody of Digital Assets

Coinbase Custody Trust Company, LLC (the “Custodian”) serves as the Trust’s Custodian for digital assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At June 30, 2022 and December 31, 2021, digital assets of approximately $335,767,000 and $957,078,000 are held by the Custodian, respectively.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2022 and December 31, 2021, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2021, the 2020, 2019 and 2018 tax years remain open for examination. There were no examinations in progress at period end.

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

For the periods January 1, 2022 to June 30, 2022 and January 1, 2021 to June 30, 2021, the Shareholders were charged Management Fees of $8,695,406 and $10,186,274, respectively, of which $703,058 and $1,454,858 remained payable as of June 30, 2022 and 2021, respectively.

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

9. Financial Highlights

The following presents the financial highlights for the three and six month periods ended June 30, 2022 and June 30, 2021.

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Per Share Performance	Investor Class	Investor Class	Investor Class	Investor Class
(for a share outstanding throughout the period)

Net asset value per share at beginning of period	$45.03	$50.68	$48.14	$24.67

Net increase (decrease) in Net Assets resulting from operations:
Net realized and change in unrealized Gain (Loss) on investments (1)	(28.22)	(15.77)	(31.07)	10.67
Net investment loss (1)	(0.17)	(0.26)	(0.43)	(0.70)
Net increase (decrease) in Net Assets resulting from operations	(28.39)	(16.03)	(31.50)	9.98

Net asset value per share at end of period	$16.64	$34.64	$16.64	$34.64

Total return	(63.05)%	(31.64)%	(65.43)%	40.46%

Supplemental Data
Ratios to average net asset value(2)
Expenses	2.51%	2.15%	2.51%	2.47%
Net investment loss	(2.51)%	(2.15)%	(2.51)%	(2.47)%
Net Assets at end of period	$336,764,715	$696,877,179	$336,764,715	$696,877,179
Average net assets(3)	$555,162,180	$842,533,828	$694,185,168	$813,204,239
Portfolio turnover	1.03%	3.15%	6.17%	4.70%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder’s return and ratios may vary based on the timing of capital transactions. Ratios have been annualized for the periods ended June 30, 2022 and 2021; total returns and portfolio turnover have not been annualized.

(1)
Net investment loss per share is calculated by dividing the net investment loss by the average number of shares outstanding during the period. Net realized and change in unrealized gain (loss) on investments is a balancing amount necessary to reconcile the change in net asset value per share with the other per share information.
(2)
Annualized.
(3)
Based on the average of month-end net assets.

10. Subsequent Events

On July 22, 2022, the Trust filed an 8-K notifying Shareholders that on July 19, 2022, the Sponsor made a change to the group of exchanges from which the Fund identifies the principal market for valuation of the Fund’s crypto assets. Previously, the Sponsor had selected the following exchanges: BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini and Poloniex. After a review conducted in the ordinary course of business the Sponsor determined to make the following changes to this group of exchanges effective as of July 19, 2022: Poloniex will no longer be included, and FTX, FTX.US and LMAX will now be included.

With the exception of the event reported above, the Sponsor has evaluated subsequent events through August 5, 2022, the date the financial statements were available to be issued, and has determined that there are no other subsequent events that require disclosure.

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

The Trust’s principal investment objective is to invest in a Portfolio of cryptocurrencies that tracks the Bitwise 10 Large Cap Crypto Index (the "Index") as closely as possible with certain exceptions determined by the Sponsor in its sole discretion. In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, airdrops, emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent. The Trust believes that it has met its principal investment objective. For the period ending June 30, 2022, there was a correlation of 99.99% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“NAV”) of the shares, and the market price may at times be significantly above or below the shares’ NAV. The NAV of the Trust is calculated by summing the assets and liabilities and the NAV Per Share is calculated by dividing the total NAV by the shares outstanding. However, the Trust believes that any such deviation does not affect the Trust’s principal investment objective, as the Trust does not maintain or promote any business objectives related to the market trading price of its shares. Furthermore, under Regulation M, the Trust as issuer of the Shares is not permitted to take any actions that would seek to reconcile the NAV of the Shares and the market price of the Shares, and the Trust would not undertake business objectives that it was legally restricted from achieving.

The Trust and the Sponsor have entered into a limited, non-exclusive, revocable license agreement with Bitwise Index Services, LLC (the “Index Provider”), an affiliate of the Trust that is controlled by the same parent entity as the Sponsor, at no cost to the Trust or the Sponsor allowing the Trust to use the Index as the benchmark index for the Trust (the “License Agreement”).

Results of Operations

Financial Information for the Three and Six Months ended June 30, 2022 and 2021

The following table sets forth statements of operations data for the three and six months ended June 30, 2022 and 2021.

Statement of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Expenses
Management fees	$3,477,008	$5,276,830	$8,695,406	$10,186,274
Transaction and other fees	—	319	820	1,136
Total Expenses	3,477,008	5,277,149	8,696,226	10,187,410
Net Investment loss	(3,477,008)	(5,277,149)	(8,696,226)	(10,187,410)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from digital assets	(3,690,837)	(1,574,741)	(8,741,954)	(1,702,915)
Net change in unrealized appreciation (depreciation) from digital assets	(567,558,878)	(315,129,557)	(620,334,767)	158,026,721
Net realized and change in unrealized gain (loss) on investments	(571,249,715)	(316,704,298)	(629,076,721)	156,323,806
Net increase (decrease) in Net Assets resulting from operations	$(574,726,723)	$(321,981,447)	$(637,772,947)	$146,136,396

Comparison of the three month periods ended June 30, 2022 and 2021

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. Management fees for the three months ended June 30, 2022 were $3,477,008 compared to management fees for the three months ended June 30, 2021 of $5,276,830. These changes were due to a decrease in the Trust’s net asset value due to an decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below) and new Shareholder subscriptions.

Net realized gain (loss) from digital assets

Net realized loss from digital assets for the three months ended June 30, 2022 was $3,690,837 compared to net realized loss from digital assets for the three months ended June 30, 2021 of $1,574,741. These changes were due to fluctuations in the value of the Portfolio Crypto Assets.

For the three month period ended June 30, 2022, the Trust recorded net realized loss from sales of Cosmos and net realized gain of Ethereum of approximately $3,499,281 and $722,643, respectively, among the gains and losses realized in smaller amounts from the sale of other portfolio crypto assets. These sales were made as a result of rebalancing activity, sales of portfolio crypto assets to raise money to pay the management fee, and general fund management.

For the three month period ended June 30, 2021 the Trust recorded net realized losses from sales of Bitcoin of approximately $3,277,642 and recorded net realized gains of approximately $810,086 and $724,433 from sales of EOS and ATOM respectively, among gains and losses realized in smaller amounts from the sale of other portfolio crypto assets. These sales were made as a result of rebalancing activity, sales of portfolio crypto assets to raise money to pay the management fee, and general fund management.

Net change in unrealized appreciation (depreciation) from digital assets

Net change in unrealized depreciation from digital assets for the three months ended June 30, 2022 was $567,558,878 compared to net change in unrealized depreciation from digital assets for three months ended June 30, 2021 of $315,129,557. The primary factor for the change was related to a decrease in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

For the three month period ended June 30, 2022 the Trust recorded net unrealized depreciation from digital assets of Bitcoin and Ethereum of approximately $322,858,500 and $174,648,091, respectively, among the unrealized gains and losses in smaller amounts of other portfolio crypto assets.

For the three month period ended June 30, 2021 the Trust recorded net unrealized depreciation from digital asset Bitcoin and net unrealized appreciation from digital asset Ethereum of approximately $321,029,213 and $28,592,022, respectively, among the unrealized gains and losses in smaller amounts of other portfolio crypto assets.

Net increase (decrease) in net assets resulting from operations

For the three month period ended June 30, 2022, the Trust recorded net decrease in net assets resulting from operations of $574,726,723, compared to a net decrease in net assets resulting from operations of $321,981,447 for the period ended June 30, 2021. The primary factor that impacted 2022 net increase (decrease) in net assets resulting from operations compared to 2021 net increase (decrease) in net assets resulting from operations was a large decrease in net realized and change in unrealized gain on investments with a net loss of $571,249,715 in 2022 compared to a net loss of $316,704,298 in 2021. The primary factors for the change were a decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below) and new Shareholder subscriptions.

Comparison of the six month periods ended June 30, 2022 and 2021

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable periods:

Management fees

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. Management fees for the six months ended June 30, 2022 were $8,695,406 compared to management fees for the six months ended June 30, 2021 of $10,186,274. These changes were due to a decrease in the Trust’s net asset value due to an decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below) and new Shareholder subscriptions.

Net realized gain (loss) from digital assets

Net realized loss from digital assets for the six months ended June 30, 2022 was $8,741,954 compared to net realized loss from digital assets for the six months ended June 30, 2021 of $1,702,915. These changes were due to fluctuations in the value of the Portfolio Crypto Assets.

For the six month period ended June 30, 2022, the Trust recorded net realized losses from sales of Algorand and Bitcoin Cash of approximately $4,116,639 and $1,354,758, respectively, among the gains and losses realized in smaller amounts from the sale of other portfolio crypto assets. These sales were made as a result of rebalancing activity, sales of portfolio crypto assets to raise money to pay the management fee, and general fund management.

For the six month period ended June 30, 2021 the Trust recorded net realized losses from sales of Bitcoin of approximately $4,273,419 and recorded net realized gains of approximately $810,085 and $940,834 from sales of Eos and Cosmos, respectively. These sales were made as a result of rebalancing activity, sales of portfolio crypto assets to raise money to pay the management fee, and general fund management.

Net change in unrealized appreciation (depreciation) from digital assets

Net change in unrealized depreciation from digital assets for the six months ended June 30, 2022 was $620,334,767 compared to net change in unrealized appreciation from digital assets for six months ended June 30, 2021 of $158,026,721. The primary factor for the change was related to a decrease in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

For the six month period ended June 30, 2022 the Trust recorded net unrealized depreciation from digital assets of Bitcoin and Ethereum of approximately $328,999,223 and $204,810,079, respectively, among the unrealized gains and losses in smaller amounts of other portfolio crypto assets.

For the six month period ended June 30, 2021 the Trust recorded net unrealized appreciation from digital assets of Bitcoin and Ethereum of approximately $52,440,293 and $111,042,290, respectively, among the unrealized gains and losses in smaller amounts of other portfolio crypto assets.

Net increase (decrease) in net assets resulting from operations

The Trust’s net decrease in net assets resulting from operations for the six month period ended June 30, 2022 was $637,772,947 compared to a net increase in net assets resulting from operations of $146,136,396 for the six month period ended June 30, 2021. The primary factor that impacted 2022 net increase (decrease) in net assets resulting from operations compared to 2021 net increase (decrease) in net assets resulting from operations was a large decrease in net realized and change in unrealized gain on investments with a net loss of $629,076,721 in 2022 compared to a net gain of $156,323,806 in 2021. The primary factors for the change were a decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below) and new Shareholder subscriptions.

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

There is no ceiling to the Trust’s expenses that the Sponsor will pay. However, the Sponsor retains the right to cause the Trust to pay indemnification and extraordinary expenses, and these Trust expenses are not covered by the Management Fee. The Trust may incur certain extraordinary expenses including, but not limited to, any non-customary costs and expenses including extraordinary costs of the Administrator and Auditor, costs of any litigation or investigation involving Trust activities, and workout and restructuring and indemnification expenses.

Shareholder Subscriptions

As of November 18, 2021, the Sponsor to the Trust has closed the acceptance of all subscriptions to the Bitwise 10 Crypto Index Fund, pursuant to its rights under Sections 5 and 6 of the Trust Agreement. At this time, the Sponsor has no plans to reopen subscriptions to the Bitwise 10 Crypto Index Fund. There were no shareholder subscriptions during the quarter ended June 30, 2022.

Capital Resources and Liquidity

The Trust generally holds only a very small cash balance, and is otherwise fully invested in order to maintain its investment objective of tracking the Index. When selling Portfolio Crypto Assets to pay the Management Fee, the Sponsor endeavors to sell an exact amount of Portfolio Crypto Assets needed in order to pay such expenses in order to minimize the Trust’s holdings of assets other than Portfolio Crypto Assets. As a consequence, the Sponsor expects the Trust will typically have a very small cash balance at each reporting period. Cash may also be held in the Trust after a subscription from Shareholder is funded (or sent to the Trust’s bank account) but not yet invested in Portfolio Crypto Assets, or after a redemption from a redeeming Shareholder has been processed (e.g., by raising cash through the sale of Portfolio Crypto Assets) but not yet paid to the redeeming Shareholder.

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

Value of Portfolio Crypto Assets

As described in the Risk Factors set out in our Form 10-K filed with the SEC on March 11, 2022, the prices of the various Portfolio Crypto Assets held by the Trust are subject to extreme volatility. This volatility had a significant impact on the value of the Portfolio

Crypto Assets for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 and the year ended December 31, 2021.

As shown below in the “Schedules of Investments,” the decrease in total investments in digital assets from January 1, 2022 to June 30, 2022 was due primarily to a decrease in the value of the Portfolio Crypto Assets and to a lesser extent, by the sale of various Portfolio Crypto Assets to pay the Management Fee.

Shareholder Subscriptions and Redemptions

During the period from January 1, 2022 to June 30, 2022, there were no subscriptions or redemptions of Shares. There were 20,241,947 Shares outstanding as of June 30, 2022.

Schedules of Investments

The following provides details on the Portfolio Crypto Assets that comprise the Trust’s assets.

Six Months Ended June 30, 2022 and the Twelve Months Ended December 31, 2021

	Bitcoin Cash (BCH)
	Units	Fair Value
Balance at January 1, 2022	12,742.5405	$5,359,895
Purchases	11,811.2544	2,358,003
Sales	(12,742.5518)	(3,640,276)
Net realized gain/loss on investment	—	(1,354,758)
Net change in unrealized appreciation on investment	—	(1,542,685)
Balance at June 30, 2022	11,811.2431	$1,180,180

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2022	78,234.5412	$285,145,344
Purchases	149.2418	529,000
Sales	(1,744.2520)	(6,416,718)
Net realized gain/loss on investment	—	3,703,315
Net change in unrealized appreciation on investment	—	(204,810,078)
Balance at June 30, 2022	76,639.5310	$78,150,863

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2022	314,935.5479	$6,005,821
Purchases	702.9769	5,500
Sales	(20,029.3885)	(342,000)
Net realized gain/loss on investment	—	(269,150)
Net change in unrealized appreciation on investment	—	(3,613,509)
Balance at June 30, 2022	295,609.1363	$1,786,662

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2022	12,475.6558	$572,231,636
Purchases	11.8091	465,512
Sales	(472.5244)	(15,545,028)
Net realized gain/loss on investment	—	(1,130,478)
Net change in unrealized appreciation on investment	—	(328,999,221)
Balance at June 30, 2022	12,014.9405	$227,022,422

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2022	46,487.4378	$6,697,910
Purchases	4.0313	500
Sales	(1,901.6569)	(204,000)
Net realized gain/loss on investment	—	(142,653)
Net change in unrealized appreciation on investment	—	(4,058,503)
Balance at June 30, 2022	44,589.8122	$2,293,254

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2022	22,428,062.5169	$28,941,172
Purchases	1,018,495.8134	613,000
Sales	(1,971,794.9319)	(1,912,836)
Net realized gain/loss on investment	—	(1,200,466)
Net change in unrealized appreciation on investment	—	(16,891,042)
Balance at June 30, 2022	21,474,763.3983	$9,549,828

	Algorand (ALGO)
	Units	Fair Value
Balance at January 1, 2022	4,208,152.1524	$6,924,935
Purchases	12,540.2930	—
Sales	(4,220,692.4460)	(3,908,361)
Net realized gain/loss on investment	—	(4,116,639)
Net change in unrealized appreciation on investment	—	1,100,065
Balance at June 30, 2022	—	$—

	Cosmos (ATOM)
	Units	Fair Value
Balance at January 1, 2022	—	$—
Purchases	196,898.4226	5,654,500
Sales	(196,898.4226)	(2,153,033)
Net realized gain/loss on investment	—	(3,501,467)
Net change in unrealized appreciation on investment	—	—
Balance at June 30, 2022	—	$—

	Polygon (MATIC)
	Units	Fair Value
Balance at January 1, 2022	4,647,380.3452	$11,418,613
Purchases	179,666.6721	291,000
Sales	(468,300.2423)	(677,685)
Net realized gain/loss on investment	—	(204,200)
Net change in unrealized appreciation on investment	—	(8,880,241)
Balance at June 30, 2022	4,358,746.7750	$1,947,488

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2022	204,175.6196	$34,352,548
Purchases	12,560.9454	1,207,000
Sales	(1,615.6533)	(158,889)
Net realized gain/loss on investment	—	(178,007)
Net change in unrealized appreciation on investment	—	(28,343,085)
Balance at June 30, 2022	215,120.9117	$6,879,567

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2022	30,776.6772	$517,971
Purchases	—	—
Sales	(30,776.6772)	(440,090)
Net realized gain/loss on investment	—	(280,727)
Net change in unrealized appreciation on investment	—	202,846
Balance at June 30, 2022	—	$—

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2022	4,851.3970	$519,342
Purchases	167,659.3843	18,160,828
Sales	(807.8228)	(51,738)
Net realized gain/loss on investment	—	(37,985)
Net change in unrealized appreciation on investment	—	(15,801,992)
Balance at June 30, 2022	171,702.9585	$2,788,456

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2022	—	$—
Purchases	708,468.3615	13,540,210
Sales	(1,466.6027)	(3,000)
Net realized gain/loss on investment	—	(28,740)
Net change in unrealized appreciation on investment	—	(8,697,323)
Balance at June 30, 2022	707,001.7588	$4,811,147

As of June 30, 2022, Bitcoin represented 67.48% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 23.23%, while the remaining 9.29% of the Portfolio Crypto Assets were comprised of Chainlink, Litecoin, Cardano, Bitcoin Cash, Polygon, Solana, Avalanche and Polkadot.

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

	Algorand (ALGO)
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

The process that the Sponsor developed for identifying a principal market (the "Principal Market"), as described in FASB ASC 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable cryptocurrency exchanges selected by the Sponsor and its affiliates in their sole discretion, including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 16:00 ET for each asset (the "Principal Market Price"). In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

In conducting this review, the Sponsor also retroactively applied this process for identifying a principal market to the prior periods of reported financial results, including the fiscal years ended 2018, 2019 and 2020 and for the six month period ended June 30, 2021, to determine whether or not any material or significant differences would have resulted from the application of a different valuation policy in the creation of each financial statement (e.g., comparing the fair value prices determined using the existing and previous valuation methodology to the hypothetical fair value prices using an identified principal market for each asset) and to consider whether management’s use of the previous valuation policy would have created any material departures from a valuation policy of identifying a principal market.

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

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the six month period ended June 30, 2022.

Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$18,895.01	Coinbase
Ethereum (ETH)	$1,019.72	Coinbase
Solana (SOL)	$31.98	Coinbase
Cardano (ADA)	$0.44	Coinbase
Avalanche (AVAX)	$16.24	Coinbase
Polkadot (DOT)	$6.81	Coinbase
Polygon (MATIC)	$0.45	Coinbase
Litecoin (LTC)	$51.43	Coinbase
Bitcoin Cash (BCH)	$99.92	Coinbase
Chainlink (LINK)	$6.04	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at June 30, 2022.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$336,409,865	$—	$—	$336,409,865

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2021.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$958,115,187	$—	$—	$958,115,187

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2022 and December 31, 2021, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2021, the 2020, 2019 and 2018 tax years remain open for examination. There were no examinations in progress at period end.

Financial Instruments with Off-Balance-Sheet Risk

Digital Assets

Digital assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Digital asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At June 30, 2022 and December 31, 2021, $643,361 and $1,037,000 reside on exchanges, respectively.

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

Custody of Digital Assets

The Custodian serves as the Trust’s Custodian for digital assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At June 30, 2022 and December 31, 2021, digital assets of approximately $335,766,500 and $957,078,000 are held by the Custodian, respectively.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Item 1A of the registrant’s annual report on Form 10-K except as noted under Item 1A of the registrant's quarterly report for the period ended March 31, 2022 on Form 10-Q.

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

Period	Shares Offered	Shares Sold[1]	Number of Purchasers	Avg. Price Per Share[1]	High Price Per Share[1]	Date	Low Price Per Share[1]	Date
January 1, 2021 to March 31, 2021	Unlimited	4,647,510	536	$34.65	$51.02	3/30/21	$28.82	1/21/21
March 31, 2021 to June 30, 2021	Unlimited	335,785	192	$49.03	$60.39	5/11/21	$31.44	6/22/21
June 30, 2021 to September 30, 2021	Unlimited	40,296	39	$41.15	$53.19	9/2/21	$28.62	7/20/21
September 30, 2021 to December 31, 2021	Unlimited	86,116	15	$62.13	$68.87	11/9/21	$52.36	10/5/21
January 1, 2022 to March 31, 2022	Unlimited	—	—	—	—	—	—	—
March 31, 2022 to June 30, 2022	Unlimited	—	—	—	—	—	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

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

Date: August 5, 2022

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.