Form 10-Q
period 2022-09-30
Bitwise 10 Crypto Index Fund
filed 2022-11-04
CIK 1723788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

San Francisco, CA 94104

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

Number of shares of the registrant’s common stock outstanding as of September 30, 2022: 20,241,947

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

ii

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the digital asset industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the heading “Statement Regarding Forward-Looking Statements.”

iii

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Bitwise 10 Crypto Index Fund

(formerly known as Bitwise 10 Private Index Fund, LLC)

Financial Statements (Unaudited)

September 30, 2022 and September 30, 2021

Bitwise 10 Crypto Index Fund

Bitwise 10 Crypto Index Fund

Statements of Financial Condition

September 30, 2022 (unaudited) and December 31, 2021

Assets	September 30, 2022 (unaudited)	December 31, 2021
Investments in digital assets, at fair value (cost $358,459,526 and $365,043,367)	$367,883,601	$958,115,187
Cash	1,313,393	18,534,761
Other assets	2,180	2,180
Total Assets	$369,199,174	$976,652,128

Liabilities
Management fees payable	$769,141	$2,034,342
Subscriptions received in advance	301	301
Capital redemptions payable	10,982	79,823
Total Liabilities	780,424	2,114,466
Net Assets	$368,418,750	$974,537,662

Net Assets consists of:
Paid-in-capital	427,764,344	427,764,344
Accumulated net investment loss	(37,283,164)	(26,026,765)
Accumulated net realized gain (loss) on investments in digital assets	(31,486,506)	(20,271,737)
Net unrealized appreciation on investments in digital assets	9,424,076	593,071,820
Net Assets	$368,418,750	$974,537,662
Shares issued and outstanding, no par value (unlimited shares authorized)	20,241,947	20,241,947
Net asset value per share	$18.20	$48.14

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Schedules of Investments

September 30, 2022 (unaudited)

	Units	Fair Value	Percentage of Net Assets
Investments in digital assets, at fair value
Bitcoin	11,909.6567	$232,006,186	62.97%
Ethereum	75,286.4692	100,748,353	27.35
Cardano	21,164,844.1282	9,122,048	2.48
Solana	218,758.0250	7,381,443	2.00
Polkadot	717,200.5384	4,472,463	1.21
Polygon	5,302,072.9104	4,123,602	1.12
Avalanche	178,437.1416	3,075,007	0.83
Litecoin	44,476.2973	2,395,938	0.65
Cosmos	183,147.2240	2,358,021	0.64
Chainlink	292,391.6540	2,200,540	0.60
Total investments in digital assets, at fair value (cost $358,459,526)		$367,883,601	99.85
Other assets in excess of liabilities		535,149	0.15
Net Assets		$368,418,750	100.00%

December 31, 2021

	Units	Fair Value	Percentage of Net Assets
Investments in digital assets, at fair value
Bitcoin	12,475.6558	$572,231,636	58.72%
Ethereum	78,234.5412	285,145,344	29.26
Solana	204,175.6196	34,352,548	3.53
Cardano	22,428,062.5169	28,941,172	2.97
Polygon	4,647,380.3452	11,418,613	1.17
Algorand	4,208,152.1524	6,924,935	0.71
Litecoin	46,487.4378	6,697,910	0.69
Chainlink	314,935.5479	6,005,821	0.62
Bitcoin Cash	12,742.5405	5,359,895	0.55
Avalanche	4,851.3970	519,342	0.05
Uniswap	30,776.6772	517,971	0.05
Total investments in digital assets, at fair value (cost $365,043,367)		$958,115,187	98.32
Other assets in excess of liabilities		16,422,475	1.68
Net Assets		$974,537,662	100.00%

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three months ended September 30,		Nine months ended September 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Expenses
Management fees	$2,560,173	$5,601,444	$11,255,579	$15,787,719
Transaction and other fees	—	1,765	820	2,900
Total Expenses	2,560,173	5,603,209	11,256,399	15,790,619
Net Investment loss	(2,560,173)	(5,603,209)	(11,256,399)	(15,790,619)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from digital assets	(2,472,815)	(16,578,868)	(11,214,769)	(18,281,783)
Net change in unrealized appreciation (depreciation) from digital assets	36,687,023	228,264,339	(583,647,744)	386,291,060
Net realized and change in unrealized gain (loss) on investments	34,214,208	211,685,471	(594,862,513)	368,009,277
Net increase (decrease) in Net Assets resulting from operations	$31,654,035	$206,082,262	$(606,118,912)	$352,218,658

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statement of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Increase in net assets from operations:
Net investment loss	$(2,560,173)	$(5,603,209)	$(11,256,399)	$(15,790,619)
Net realized gain (loss) from digital assets	(2,472,815)	(16,578,868)	(11,214,769)	(18,281,783)
Net change in unrealized appreciation (depreciation) from digital assets	36,687,023	228,264,339	(583,647,744)	386,291,060
Net increase (decrease) in net assets resulting from operations	31,654,035	206,082,262	(606,118,912)	352,218,658
Increase in net assets from capital share transactions:
Subscriptions	—	1,658,315	—	179,158,660
Net increase in net assets resulting from capital share transactions	—	1,658,315	—	179,158,660
Total increase (decrease) in net assets from operations and capital share transactions	31,654,035	207,740,577	(606,118,912)	531,377,318
Net Assets:
Beginning of Period	336,764,715	696,877,179	974,537,662	373,240,438
End of Period	$368,418,750	$904,617,756	$368,418,750	$904,617,756
Change in Shares outstanding:
Shares outstanding at beginning of period	20,241,947	20,115,535	20,241,947	15,132,240
Subscriptions	—	40,296	—	5,023,591
Net increase (decrease) in shares	—	40,296	—	5,023,591
Shares outstanding at end of period	20,241,947	20,155,831	20,241,947	20,155,831

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

The Trust’s principal investment objective is to invest in a Portfolio of cryptocurrencies that tracks the Bitwise 10 Large Cap Crypto Index (the "Index") as closely as possible with certain exceptions determined by the Sponsor in its sole discretion. The Trust rebalances monthly alongside the Index to stay current with changes. The Trust and the Sponsor have entered into a limited, non-exclusive, revocable license agreement with Bitwise Index Services, LLC (the “Index Provider”), an affiliate of the Trust that is controlled by the same parent entity as the Sponsor

All shareholders are subject to a 2.5% per annum Management Fee and are referred to as the Investor Class. Pursuant to the Agreement and Plan of Conversion executed as of May 1, 2020, the Trust converted from a Delaware Limited Liability Company to a Delaware Statutory Trust.

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

The accompanying comparative financial statements are unaudited, but in the opinion of management of the Sponsor, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position of the Trust as of September 30, 2022 and December 31, 2021 and the results of operations for the three and nine months ended September 30, 2022 and 2021. These interim financial statements should be read in conjunction with the Trust’s annual report on Form 10-K for the year ended December 31, 2021. Interim period results are not necessarily indicative of results for a full-year period.

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

Investments and Valuation

The Trust’s investments in digital assets are stated at fair value. For a further discussion of the Trust’s calculations of valuation, please see “Calculation of Valuation” in the footnote below. Digital assets are generally valued using prices as reported on reputable and liquid exchanges and may utilize an average of bid and ask quotes using closing prices provided by such exchanges as of the date and time of determination ("Calculation of Valuation" below). Factors such as the recent stability of the exchange, current liquidity of the exchange, and recent price activity of an exchange will be considered in the determination of which exchanges to utilize. The time used is 4:00 pm ET which corresponds to 20:00 UTC during Daylight Savings Time and 21:00 UTC during non-Daylight Savings Time. The Sponsor’s Valuation Policy provides a listing of preferred exchanges. While some digital assets are valued based on prices reported in the public markets, other digital assets may be more thinly-traded or subject to irregular trading activity. Determinations on the value of certain digital assets, and how to value such assets as to which limited prices or quotations are available, are based on the Sponsor’s recommendations or instructions.

Digital asset transactions are recorded on the trade date. Realized gains and losses from digital asset transactions are determined using the identified cost method. Any change in net unrealized gain or loss is reported in the statement of operations. Commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.

Calculation of Valuation

For all periods through the quarterly period ended September 30, 2021, the NAV Per Share, the NAV of the Trust, and the fair valuations for each Portfolio Crypto Asset were calculated by the Trust’s Administrator in reliance on the fair value of each Portfolio Crypto Asset based on a blended average approach for calculating the price of a digital asset (the "Blended Bitwise Crypto Asset Price"), which the Sponsor was responsible for calculating. The Sponsor provided this price to the Administrator, and the Administrator used this price (multiplied by the Trust’s holdings) for each asset to determine the fair value of the Trust’s assets. The Administrator then subtracted the Trust’s liabilities to determine the Trust’s NAV. The Administrator then divided this value by the

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

Trust’s shares outstanding in order to determine the NAV per share. As a result of the Sponsor’s responsibility in this regard, any errors, discontinuance or changes in such valuation calculations may have had an adverse effect on the value of the Shares. The Sponsor instituted this valuation policy in order to generate fair value estimates because it determined that such policy was in the best interest of shareholders, as it would avoid misstatements in valuation of the assets potentially arising from deviations in pricing across the digital asset market, and because of the fragmented nature of the digital asset trading ecosystem. As a result, management applied this valuation technique which it determined to be appropriate given the circumstances.

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

The process that the Sponsor developed for identifying a principal market (the "Principal Market"), as described in FASB ASC 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable cryptocurrency exchanges selected by the Sponsor and its affiliates in their sole discretion, including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini, FTX, FTX.US and LMAX, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset (the "Principal Market Price"). In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

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

The Sponsor’s results conclude that there were no material or significant differences in valuation or to the financial statements as previously presented when using the policy of identifying a principal market described above as compared to the previous valuation methodology for any period since the Trust commenced operations. Included within the net change in unrealized appreciation (depreciation) within the Trust's Statement of Operations for the nine month period ended September 30, 2021 is $118,351, representing the immaterial difference in the Trust's fair market value of digital assets from the beginning of the year determined using the Blended Bitwise Crypto Asset Price and the Principal Market Price.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the nine-month period ended September 30, 2022.

Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$19,480.51	Coinbase
Ethereum (ETH)	$1,338.20	FTX
Solana (SOL)	$33.74	FTX.US
Cardano (ADA)	$0.43	Coinbase
Avalanche (AVAX)	$17.23	FTX
Polkadot (DOT)	$6.24	Coinbase
Polygon (MATIC)	$0.78	FTX
Litecoin (LTC)	$53.87	FTX
Cosmos (ATOM)	$12.88	Coinbase
Chainlink (LINK)	$7.53	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at September 30, 2022.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$367,883,601	$—	$—	$367,883,601

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2021.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$958,115,187	$—	$—	$958,115,187

4. Risks and Uncertainties

Digital Assets

Digital assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Digital asset exchanges have been closed due to fraud, failure, or security breaches. Any of the Trust’s assets that reside on an exchange that closes may be lost. At September 30, 2022, digital assets of approximately $697,000 and cash of approximately $1,303,000 resided on exchanges. At December 31, 2021, digital assets of approximately $1,037,000 and cash of $18,454,000 resided on exchanges.

Several factors may affect the price of digital assets, including, but not limited to: supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates, or future regulatory measures (if any) that restrict the trading of digital assets or the use of digital assets as a form of payment. There is no assurance that digital assets will maintain their long-term value in terms of purchasing power in the future, or that acceptance of digital asset payments by mainstream retail merchants and commercial businesses will continue to grow.

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

Custody of Digital Assets

Coinbase Custody Trust Company, LLC (the “Custodian”) serves as the Trust’s Custodian for digital assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At September 30, 2022 and December 31, 2021, digital assets of approximately $367,187,000 and $957,078,000 were held by the Custodian, respectively.

Digital Asset Trading is Volatile and Speculative

Digital assets represent a speculative investment and involve a high degree of risk. Prices of digital assets have fluctuated widely for a variety of reasons including uncertainties in government regulation and may continue to experience significant price fluctuations. If digital asset markets continue to be subject to sharp fluctuations, Shareholders may experience losses as the value of the Trust’s investments decline. Even if Shareholders are able to hold their Shares in the Trust for the long-term, their Shares may never generate a profit, since digital asset markets have historically experienced extended periods of flat or declining prices in addition to sharp fluctuations.

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

The Trust must adapt to technological change in order to secure and safeguard client accounts. While management believes they have developed an appropriate proprietary security system reasonably designed to safeguard the Trust’s digital assets from theft, loss, destruction, or other issues relating to hackers and technological attack, such assessment is based upon known technology and threats. To the extent that the Trust is unable to identify and mitigate or stop new security threats, the Trust’s digital assets may be subject to theft, loss, destruction, or other attack, which could have a negative impact on the performance of the Trust or result in loss of the Trust’s digital assets.

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

Transaction Authentication

As of the date of these financial statements, the transfer of digital currency assets from one party to another typically relies on an authentication process by an outside party known as a miner. In exchange for compensation, the miner will authenticate the transfer of the currency through the solving of a complex algorithm known as a proof of work, or will vouch for the transfer through other means, such as a proof of stake. Effective transfers of and therefore realization of cryptocurrency, digital assets, and tokens are dependent on interactions from these miners or forgers. In the event that there were a shortage of miners to perform this function, that shortage could have an adverse effect on either the fair value or realization of the cryptocurrency assets.

Other Risks

Management continues to evaluate the impact of the ongoing COVID-19 pandemic, including new variant strains of the underlying virus; current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions; and other geopolitical events; as well as adverse developments in the economy, the capital markets and the Blockchain markets, including rising energy costs, inflation and interest rates, in the United States and globally; and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, and global health epidemics. Management has concluded that while it is reasonably possible that these events could have a negative effect on the financial performance and operations of the Trust, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5. Income Taxes

The Trust is classified as a partnership for U.S. federal income tax purposes. The Trust does not record a provision for U.S. federal, U.S. state, or local income taxes because the Shareholders report their share of the Trust’s income or loss on their income tax returns. The Trust files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2022 and December 31, 2021, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2021, the 2020 and 2019 tax years remain open for examination. There were no examinations in progress at period end.

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

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

closed the acceptance of all subscriptions to the Bitwise 10 Crypto Index Fund, pursuant to its rights under Sections 5 and 6 of the Trust Agreement.

Redemptions

In connection with the Trust seeking approval for the quotation of its Shares on OTCQX, the Trust halted the withdrawal program on October 7, 2020.

Allocation of Profits and Losses

Prior to May 1, 2020, when the dual class structure was eliminated, income or loss (prior to the calculation of the Management Fee (as defined below)) attributable to the Trust was allocated to each Class in proportion to each Class’s capital account balance.

7. Related Party Transactions

The Trust considers the Sponsor, its directors and employees to be related parties of the Trust. In consideration for the management services to be provided to the Trust, the Sponsor will receive from the Trust a management fee (the “Management Fee”) payable monthly, in arrears at a rate of 2.5% per annum.

The Sponsor may, in its discretion, waive, reduce, or rebate the Management Fee with respect to any Shareholder or group of Shareholders (which group may, but need not, include all Shareholders), including affiliates of the Sponsor; provided that such waiver, reduction, or rebate shall not increase the Management Fee payable in respect of any other Shareholder.

For the periods January 1, 2022 to September 30, 2022 and January 1, 2021 to September 30, 2021, the Shareholders were charged Management Fees of $11,255,579 and $15,787,719, respectively, of which $769,141 and $1,888,555 remained payable as of September 30, 2022 and 2021, respectively.

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

9. Financial Highlights

The following presents the financial highlights for the three and nine months periods ended September 30, 2022 and 2021.

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Per Share Performance	Investor Class	Investor Class	Investor Class	Investor Class
(for a share outstanding throughout the period)

Net asset value per share at beginning of period	$16.64	$34.64	$48.14	$24.67

Net increase (decrease) in Net Assets resulting from operations:
Net realized and change in unrealized Gain (Loss) on investments (1)	1.69	10.52	(29.38)	21.01
Net investment loss (1)	(0.13)	(0.28)	(0.56)	(0.80)
Net increase (decrease) in Net Assets resulting from operations	1.56	10.24	(29.94)	20.21

Net asset value per share at end of period	$18.20	$44.88	$18.20	$44.88

Total return	9.37%	29.55%	(62.19)%	81.96%

Supplemental Data
Ratios to average net asset value(2)
Expenses	2.51%	2.50%	2.51%	2.50%
Net investment loss	(2.51)%	(2.50)%	(2.51)%	(2.50)%
Net Assets at end of period	$368,418,750	$904,617,756	$368,418,750	$904,617,756
Average net assets(3)	$408,774,365	$894,363,936	$599,048,234	$840,257,471
Portfolio turnover	1.21%	4.91%	7.97%	9.78%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder’s return and ratios may vary based on the timing of capital transactions. Ratios have been annualized for the periods ended September 30, 2022 and 2021; total returns and portfolio turnover have not been annualized.

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

10. Subsequent Events

The Sponsor has evaluated subsequent events through November 4, 2022, the date the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure.

1Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Trust’s principal investment objective is to invest in a Portfolio of cryptocurrencies that tracks the Bitwise 10 Large Cap Crypto Index (the "Index") as closely as possible with certain exceptions determined by the Sponsor in its sole discretion. In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, airdrops, emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent. The Trust believes that it has met its principal investment objective for the nine month period ending September 30, 2022, as there was a correlation of 99.99% between the Portfolio Crypto Assets and the assets included in the Index for such period. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“NAV”) of the shares, and the market price may at times be significantly above or below the shares’ NAV. The NAV of the Trust is calculated by summing the assets and liabilities and the NAV Per Share is calculated by dividing the total NAV by the shares outstanding. However, the Trust believes that any such deviation does not affect the Trust’s principal investment objective, as the Trust does not maintain or promote any business objectives related to the market trading price of its shares. Furthermore, under Regulation M, the Trust as issuer of the Shares is not permitted to take any actions that would seek to reconcile the NAV of the Shares and the market price of the Shares, and the Trust would not undertake business objectives that it was legally restricted from achieving.

The Trust and the Sponsor have entered into a limited, non-exclusive, revocable license agreement with Bitwise Index Services, LLC (the “Index Provider”), an affiliate of the Trust that is controlled by the same parent entity as the Sponsor, at no cost to the Trust or the Sponsor allowing the Trust to use the Index as the benchmark index for the Trust (the “License Agreement”).

Results of Operations

Financial Information for the Three and Nine Months ended September 30, 2022 and 2021

The following table sets forth statements of operations data for the three and nine months ended September 30, 2022 and 2021.

Statement of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022 (unaudited)	2021 (unaudited)	2022 (unaudited)	2021 (unaudited)
Expenses
Management fees	$2,560,173	$5,601,444	$11,255,579	$15,787,719
Transaction and other fees	—	1,765	820	2,900
Total Expenses	2,560,173	5,603,209	11,256,399	15,790,619
Net Investment loss	(2,560,173)	(5,603,209)	(11,256,399)	(15,790,619)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from digital assets	(2,472,815)	(16,578,868)	(11,214,769)	(18,281,783)
Net change in unrealized appreciation (depreciation) from digital assets	36,687,023	228,264,339	(583,647,744)	386,291,060
Net realized and change in unrealized gain (loss) on investments	34,214,208	211,685,471	(594,862,513)	368,009,277
Net increase (decrease) in Net Assets resulting from operations	$31,654,035	$206,082,262	$(606,118,912)	$352,218,658

Comparison of the three-month periods ended September 30, 2022 and 2021

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. Management fees for the three months ended September 30, 2022 were $2,560,173 compared to management fees for the three months ended September 30, 2021 of $5,601,444. These changes were due to a decrease in the Trust’s net asset value due to a decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below).

Net realized gain (loss) from digital assets

Net realized loss from digital assets for the three months ended September 30, 2022 was $2,472,815 compared to net realized loss from digital assets for the three months ended September 30, 2021 of $16,578,868. These changes were due to fluctuations in the value of the Portfolio Crypto Assets.

For the three-month period ended September 30, 2022, the Trust recorded net realized losses from sales of Bitcoin and net realized gains from the sales of Ethereum of approximately $1,556,594 and $328,735, respectively, among the gains and losses realized in smaller amounts from the sale of other portfolio crypto assets. These sales were made as a result of rebalancing activity, sales of portfolio crypto assets to raise money to pay the management fee, and general fund management.

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

Net change in unrealized appreciation (depreciation) from digital assets

Net change in unrealized appreciation from digital assets for the three months ended September 30, 2022 was $36,687,023 compared to net change in unrealized appreciation from digital assets for three months ended September 30, 2021 of $228,264,339. The primary factor for the change was related to an increase in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

For the three month period ended September 30, 2022 the Trust recorded net unrealized appreciation from digital assets of Bitcoin and Ethereum of approximately $8,567,277 and $24,402,699, respectively, among the unrealized gains and losses in smaller amounts of other portfolio crypto assets.

For the three-month period ended September 30, 2021 the Trust recorded net unrealized appreciation from digital assets of Bitcoin and Ethereum of approximately $121,242,999 and $58,307,745, respectively, among the unrealized gains and losses in smaller amounts of other portfolio crypto assets.

Net increase (decrease) in net assets resulting from operations

For the three month period ended September 30, 2022, the Trust recorded a net increase in net assets resulting from operations of $31,654,035, compared to a net increase in net assets resulting from operations of $206,082,262 for the period ended September 30, 2021. The primary factor that impacted 2022 net increase (decrease) in net assets resulting from operations compared to 2021 net increase (decrease) in net assets resulting from operations was a large decrease in net realized gain and change in unrealized gain on investments with a net gain of $34,214,208 in 2022 compared to a net gain of $211,685,471 in 2021. The primary factor for the change was a decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below).

Comparison of the nine month periods ended September 30, 2022 and 2021

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable periods:

Management fees

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. Management fees for the nine months ended September 30, 2022 were $11,255,579 compared to management fees for the nine months ended September 30, 2021 of $15,787,719. These changes were due to a decrease in the Trust’s net asset value due to an decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below) and new Shareholder subscriptions.

Net realized gain (loss) from digital assets

Net realized loss from digital assets for the nine months ended September 30, 2022 was $11,214,766 compared to net realized loss from digital assets for the nine months ended September 30, 2021 of $18,281,783. These changes were due to fluctuations in the value of the Portfolio Crypto Assets.

For the nine month period ended September 30, 2022, the Trust recorded net realized losses from sales of Bitcoin and net realized gains from sales of Ethereum of approximately $2,687,070 and $4,032,051, respectively, among the gains and losses realized in smaller amounts from the sale of other portfolio crypto assets. These sales were made as a result of rebalancing activity, sales of portfolio crypto assets to raise money to pay the management fee, and general fund management.

For the nine month period ended September 30, 2021, the Trust recorded net realized losses from sales of Bitcoin and Filecoin of approximately $12,375,085 and $6,130,828, respectively, among the gains and losses realized in smaller amounts from the sale of other portfolio crypto assets. These sales were made as a result of rebalancing activity, sales of portfolio crypto assets to raise money to pay the management fee, and general fund management.

Net change in unrealized appreciation (depreciation) from digital assets

Net change in unrealized depreciation from digital assets for the nine months ended September 30, 2022 was $583,647,747 compared to net change in unrealized appreciation from digital assets for nine months ended September 30, 2021 of $386,291,060. The primary factor for the change was related to a decrease in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

For the nine month period ended September 30, 2022 the Trust recorded net unrealized depreciation from digital assets of Bitcoin and Ethereum of approximately $320,431,946 and $180,407,379, respectively, among the unrealized gains and losses in smaller amounts of other portfolio crypto assets.

For the nine month period ended September 30, 2021 the Trust recorded net unrealized appreciation from digital assets of Bitcoin and Ethereum of approximately $173,683,292 and $169,350,034, respectively, among the unrealized gains and losses in smaller amounts of other portfolio crypto assets.

Net increase (decrease) in net assets resulting from operations

The Trust’s net decrease in net assets resulting from operations for the nine month period ended September 30, 2022 was $606,118,912 compared to a net increase in net assets resulting from operations of $352,218,658 for the nine month period ended September 30, 2021. The primary factor that impacted 2022 net increase (decrease) in net assets resulting from operations compared to 2021 net increase (decrease) in net assets resulting from operations was a large decrease in net realized and change in unrealized gain on investments with a net loss of $594,862,513 in 2022 compared to a net gain of $368,009,277 in 2021. The primary factors for the change were a decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below) and new Shareholder subscriptions.

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

Shareholder Subscriptions

As of November 18, 2021, the Sponsor to the Trust has closed the acceptance of all subscriptions to the Bitwise 10 Crypto Index Fund, pursuant to its rights under Sections 5 and 6 of the Trust Agreement. At this time, the Sponsor has no plans to reopen subscriptions to the Bitwise 10 Crypto Index Fund. There were no shareholder subscriptions during the quarter ended September 30, 2022.

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

Value of Portfolio Crypto Assets

As described in the Risk Factors set out in our Form 10-K filed with the SEC on March 11, 2022, the prices of the various Portfolio Crypto Assets held by the Trust are subject to extreme volatility. This volatility had a significant impact on the value of the Portfolio Crypto Assets for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 and the year ended December 31, 2021.

As shown below in the “Schedules of Investments,” the decrease in total investments in digital assets from January 1, 2022 to September 30, 2022 was due primarily to a decrease in the value of the Portfolio Crypto Assets and to a lesser extent, by the sale of various Portfolio Crypto Assets to pay the Management Fee.

Shareholder Subscriptions and Redemptions

During the period from January 1, 2022 to September 30, 2022, there were no subscriptions or redemptions of Shares. There were 20,241,947 Shares outstanding as of September 30, 2022.

Schedules of Investments

The following provides details on the Portfolio Crypto Assets that comprise the Trust’s assets.

Nine Months Ended September 30, 2022 and the Twelve Months Ended December 31, 2021

	Bitcoin Cash (BCH)
	Units	Fair Value
Balance at January 1, 2022	12,742.5405	$5,359,895
Purchases	11,811.2544	2,358,003
Sales	(24,553.7949)	(4,806,221)
Net realized gain/loss on investment	—	(2,546,813)
Net change in unrealized appreciation on investment	—	(364,864)
Balance at September 30, 2022	—	$—

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2022	78,234.5412	$285,145,344
Purchases	151.1827	531,000
Sales	(3,099.2547)	(8,552,663)
Net realized gain/loss on investment	—	4,032,051
Net change in unrealized appreciation on investment	—	(180,407,379)
Balance at September 30, 2022	75,286.4692	$100,748,353

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2022	314,935.5479	$6,005,821
Purchases	702.9768	5,500
Sales	(23,246.8707)	(362,500)
Net realized gain/loss on investment	—	(338,745)
Net change in unrealized appreciation on investment	—	(3,109,536)
Balance at September 30, 2022	292,391.6540	$2,200,540

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2022	12,475.6558	$572,231,636
Purchases	28.5586	865,512
Sales	(594.5577)	(17,971,946)
Net realized gain/loss on investment	—	(2,687,070)
Net change in unrealized appreciation on investment	—	(320,431,946)
Balance at September 30, 2022	11,909.6567	$232,006,186

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2022	46,487.4378	$6,697,910
Purchases	85.7293	5,500
Sales	(2,096.8698)	(214,300)
Net realized gain/loss on investment	—	(162,114)
Net change in unrealized appreciation on investment	—	(3,931,058)
Balance at September 30, 2022	44,476.2973	$2,395,938

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2022	22,428,062.5169	$28,941,172
Purchases	1,018,496.8133	613,000
Sales	(2,281,715.2020)	(2,049,836)
Net realized gain/loss on investment	—	(1,478,790)
Net change in unrealized appreciation on investment	—	(16,903,498)
Balance at September 30, 2022	21,164,844.1282	$9,122,048

	Algorand (ALGO)
	Units	Fair Value
Balance at January 1, 2022	4,208,152.1524	$6,924,935
Purchases	12,540.2930	—
Sales	(4,220,692.4460)	(3,908,361)
Net realized gain/loss on investment	—	(4,116,639)
Net change in unrealized appreciation on investment	—	1,100,065
Balance at September 30, 2022	—	$—

	Cosmos (ATOM)
	Units	Fair Value
Balance at January 1, 2022	—	$—
Purchases	380,045.6466	7,888,000
Sales	(196,898.4226)	(2,153,033)
Net realized gain/loss on investment	—	(3,501,467)
Net change in unrealized appreciation on investment	—	124,521
Balance at September 30, 2022	183,147.2240	$2,358,021

	Polygon (MATIC)
	Units	Fair Value
Balance at January 1, 2022	4,647,380.3452	$11,418,613
Purchases	1,122,992.8075	828,500
Sales	(468,300.2423)	(677,685)
Net realized gain/loss on investment	—	(204,200)
Net change in unrealized appreciation on investment	—	(7,241,626)
Balance at September 30, 2022	5,302,072.9104	$4,123,602

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2022	204,175.6196	$34,352,548
Purchases	16,198.0587	1,336,000
Sales	(1,615.6533)	(158,889)
Net realized gain/loss on investment	—	(178,007)
Net change in unrealized appreciation on investment	—	(27,970,209)
Balance at September 30, 2022	218,758.0250	$7,381,443

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2022	30,776.6772	$517,971
Purchases	287,564.1011	1,433,500
Sales	(318,340.7783)	(2,222,987)
Net realized gain/loss on investment	—	68,670
Net change in unrealized appreciation on investment	—	202,846
Balance at September 30, 2022	—	$—

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2022	4,851.3970	$519,342
Purchases	174,775.2222	18,287,331
Sales	(1,189.4776)	(59,138)
Net realized gain/loss on investment	—	(72,974)
Net change in unrealized appreciation on investment	—	(15,599,554)
Balance at September 30, 2022	178,437.1416	$3,075,007

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2022	—	$—
Purchases	718,667.1411	13,619,710
Sales	(1,466.6027)	(3,000)
Net realized gain/loss on investment	—	(28,740)
Net change in unrealized appreciation on investment	—	(9,115,507)
Balance at September 30, 2022	717,200.5384	$4,472,463

As of September 30, 2022, Bitcoin represented 62.97% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 27.35%, while the remaining 9.53% of the Portfolio Crypto Assets were comprised of Chainlink, Litecoin, Cardano, Cosmos, Polygon, Solana, Avalanche and Polkadot.

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

Investments and Valuation

Calculation of Valuation

For all periods through the quarterly period ended September 30, 2021, the NAV Per Share, the NAV of the Trust, and the fair valuations for each Portfolio Crypto Asset were calculated by the Trust’s administrator in reliance on the fair value of each portfolio crypto asset based on the blended average approach for calculating the price of a digital asset (the "Blended Bitwise Crypto Asset Price"), which the Sponsor was responsible for calculating. The Sponsor provided this price to the administrator, and the administrator used this price (multiplied by the Trust’s holdings) for each asset to determine the fair value of the Trust’s assets. The administrator then subtracted the Trust’s liabilities to determine the Trust’s NAV. The administrator then divided this value by the Trust’s shares outstanding in order to determine the NAV per share. As a result of the Sponsor’s responsibility in this regard, any errors, discontinuance or changes in such valuation calculations may have had an adverse effect on the value of the Shares. The Sponsor instituted this valuation policy in order to generate fair value estimates because it determined that such policy was in the best interest of shareholders, as it would avoid misstatements in valuation of the assets potentially arising from deviations in pricing across the digital asset market, and because of the fragmented nature of the digital asset trading ecosystem. As a result, management applied this valuation technique which it determined to be appropriate given the circumstances.

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

The process that the Sponsor developed for identifying a principal market (the "Principal Market"), as described in FASB ASC 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable cryptocurrency exchanges selected by the Sponsor and its affiliates in their sole discretion, including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini, FTX, FTX.US and LMAX, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset (the "Principal Market Price"). In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

In conducting this review, the Sponsor also retroactively applied this process for identifying a principal market to the prior periods of reported financial results, including the fiscal years ended 2018, 2019 and 2020 and for the nine month period ended September 30, 2021, to determine whether or not any material or significant differences would have resulted from the application of a different valuation policy in the creation of each financial statement (e.g., comparing the fair value prices determined using the existing and previous valuation methodology to the hypothetical fair value prices using an identified principal market for each asset) and to consider whether management’s use of the previous valuation policy would have created any material departures from a valuation policy of identifying a principal market.

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

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the nine month period ended September 30, 2022.

Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$19,480.51	Coinbase
Ethereum (ETH)	$1,338.20	FTX
Solana (SOL)	$33.74	FTX.US
Cardano (ADA)	$0.43	Coinbase
Avalanche (AVAX)	$17.23	FTX
Polkadot (DOT)	$6.24	Coinbase
Polygon (MATIC)	$0.78	FTX
Litecoin (LTC)	$53.87	FTX
Cosmos (ATOM)	$12.88	Coinbase
Chainlink (LINK)	$7.53	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at September 30, 2022.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$367,883,601	$—	$—	$367,883,601

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2021.

	Level 1	Level 2	Level 3	Total
Assets
Investments in digital assets, at fair value	$958,115,187	$—	$—	$958,115,187

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

The Trust generally records receipt of a new digital asset created due to a Hard Fork at the time the Hard Fork is effective. The Trust’s methodology for determining effectiveness of the fork is when two or more recognized exchanges quote prices for the forked coin. Some exchanges and custodians do not honor Hard Forks or may honor Hard Forks in the future. In such cases, the Trust will record receipt of the new digital asset at the time two or more recognized exchanges begin quoting prices for the asset. Although the Trust records the asset into its books and records at the time the fork is effective, as described above, the Trust’s custodian may take an extended period of time to make the forked asset available for transfer, and it may never make the forked asset available for transfer, which could lead to either the Trust holding the asset longer than it would otherwise hold the asset (if it was freely transferrable), or a complete write-down in the value of the forked asset. The Trust does not allocate any of the original digital asset’s cost to the new digital asset and recognizes unrealized gains equal to the fair value of the new digital asset received. During the period ended September 30, 2022, there was a hard fork which occurred on the Ethereum blockchain as a result of an upgrade on the blockchain to proof-of-stake technology.

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

The Trust intermittently receives Airdrops of new digital assets. The use of Airdrops is generally to promote the launch and use of new digital assets by providing a small amount of such new digital assets to the private wallets or exchange accounts that support the new digital asset and that hold existing related digital assets. Unlike Hard Forks, Airdropped digital assets can have substantially different Blockchain technology that has no relation to any existing digital asset, and many Airdrops may be without value. The Trust records receipt of Airdropped digital assets when received if there is value to the Trust in doing so. Digital assets received from Airdrops have no cost basis and the Trust recognizes unrealized gains equal to the fair value of the new digital asset received. There were no Airdrops recognized or not recognized during the period ended September 30, 2022, or the fiscal year ended December 31, 2021, or the fiscal year ended December 31, 2020.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2022 and December 31, 2021, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2021, the 2020 and 2019 tax years remain open for examination. There were no examinations in progress at period end.

Financial Instruments with Off-Balance-Sheet Risk

Digital Assets

Digital assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Digital asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At September 30, 2022, digital assets of approximately $697,000 and cash of approximately $1,303,000 reside on exchanges. At December 31, 2021, digital assets of approximately $1,037,000 and cash of $18,44,000 resided on exchanges.

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

Custody of Digital Assets

The Custodian serves as the Trust’s Custodian for digital assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At September 30, 2022 and December 31, 2021, digital assets of approximately $367,187,000 and $957,078,000 are held by the Custodian, respectively.

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

Other Risks

Management continues to evaluate the impact of the ongoing COVID-19 pandemic, including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions and other geopolitical events as well as adverse developments in the economy, the capital markets and the Blockchain markets, including rising energy costs, inflation and interest rates, in the United States and globally, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics, and has concluded that while it is reasonably possible that these events could have a negative effect on the financial performance and operations of the Trust, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, and to the Board of Directors of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Item 1A of the registrant’s annual report on Form 10-K except as noted under Item 1A of the registrant's quarterly report for the period ended September 30, 2022 on Form 10-Q.

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

Period	Shares Offered	Shares Sold[1]	Number of Purchasers	Avg. Price Per Share[1]	High Price Per Share[1]	Date	Low Price Per Share[1]	Date
January 1, 2021 to March 31, 2021	Unlimited	4,647,510	536	$34.65	$51.02	3/30/21	$28.82	1/21/21
April 1, 2021 to June 30, 2021	Unlimited	335,785	192	$49.03	$60.39	5/11/21	$31.44	6/22/21
July 1, 2021 to September 30, 2021	Unlimited	40,296	39	$41.15	$53.19	9/2/21	$28.62	7/20/21
October 1, 2021 to December 31, 2021	Unlimited	86,116	15	$62.13	$68.87	11/9/21	$52.36	10/5/21
January 1, 2022 to March 31, 2022	Unlimited	—	—	—	—	—	—	—
April 1, 2022 to June 30, 2022	Unlimited	—	—	—	—	—	—	—
July 1, 2022 to September 30, 2022	Unlimited	—	—	—	—	—	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

32.1*

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

32.2*

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

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

Bitwise Investment Advisers, LLC as Sponsor of Bitwise 10 Crypto Index Fund (BITW)

By:	/s/ Hunter Horsley
	Name:	Hunter Horsley
	Title:	President (Principal Executive Officer)*

By:	/s/ Paul Fusaro
	Name:	Paul Fusaro
	Title:	Title: Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)*

Date: November 4, 2022

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.