Form 10-K
period 2022-12-31
Bitwise 10 Crypto Index Fund
filed 2023-02-24
CIK 1723788

trtra

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $203,640,573 million, computed by reference to the closing sale price of the registrant’s common stock on the OTCQX, on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

Number of shares of the registrant’s common stock outstanding as of February 24, 2023: 20,241,947.

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
•
the unregulated nature and lack of transparency surrounding the operations of Blockchain technologies and Crypto Assets, which may adversely affect the value of Portfolio Crypto Assets and the Shares;
•
the limited history of the Index;
•
risks related to the COVID-19 outbreak, which could negatively impact the value of the Trust’s holdings and significantly disrupt its operations;
•
the possibility that the Shares may trade at a price that is at, above or below the Trust’s NAV Per Share;
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

“Airdrops” – mean a method to promote the launch and use of new Crypto Assets by providing a small amount of such new Crypto Assets to the private wallets or exchange accounts that support the new Crypto Asset and that hold existing related Crypto Assets.

“Bitcoin” or “BTC” – means a type of Crypto Asset based on an open-source cryptographic protocol existing on the Bitcoin network, comprising one type of the Crypto Assets underlying the Trusts’ Shares. The native Crypto Asset for the Bitcoin network is Bitcoin.

“Blockchain” – means the public transaction ledger of a Crypto Asset’s network on which transactions are recorded.

“Consensus Algorithm” – means the algorithm at the heart of the Blockchain system that enforces that all ledgers converge over time.

“Crypto Assets” – means a Crypto Asset designed to work as a store or value and/or medium of exchange wherein individual coin ownership records are stored in a ledger, a computerized database using cryptography to secure transaction records, to control the creation of additional coins and to verify the transfer of coin ownership.

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

“Eligible Crypto Assets” – means those Crypto Assets that passed required considerations for inclusion in the Bitwise 10 Large Cap Crypto Index.

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

“Index” – means the Bitwise 10 Large Cap Crypto Index.

“Index Components” – mean the Index is comprised of the top 10 coins selected and weighted by float adjusted market capitalization.

“Index Provider” – means Bitwise Index Services, LLC, an affiliate of the Trust that is controlled by the same parent entity as the Sponsor. The Index Provider administers the Index.

“Market-Capitalization Weighted” – means the top 10 Crypto Assets in the Bitwise 10 Crypto Index are selected and held in proportion to their valuation.

“Miners” – means stakeholders that help process transactions and ensure that the distributed ledgers that make up a proof of work Blockchain network stay consistent with one another.

“Mining” – means the act of solving computational puzzles through which transactions with Crypto Assets are verified and added to a proof of work Blockchain digital ledger in exchange for a Crypto Asset as a reward.

“NAV” – means net asset value.

"NAV of the Trust" – means the sum of the assets and liabilities of the Trust.

“NAV Per Share” – means the NAV of the Trust calculated on a per Share basis.

“Oracles” – means the reliable data source used by a Blockchain application whenever it needs to interact with external data.

“Portfolio Crypto Assets” – means the group of selected Crypto Assets that are held by the Trust.

“PoS” – means proof of stake and is a structure wherein entities can provide network verification services for the Blockchain network and, in turn, receive rewards in the form of Crypto Assets. PoS systems require entities to lock up and put at risk (aka, “stake”) a certain amount of the Crypto Asset associated with the relevant Blockchain in order to process transactions. These staked assets are lost if a network verifier processes a transaction in a way that is fraudulent or violates the rules of the underlying Blockchain. PoS is a newer structure that, among other things, seeks to avoid the heavy energy consumption that PoW systems typically require.

“PoW” – means proof of work and is a structure in which Miners provide a Mining service for the Blockchain network and receive payment. PoW is the first and most established scheme and involves computers competing to solve complicated cryptographic puzzles that require a substantial amount of energy as a way of securing the network and processing transactions.

"Shareholders" – means holders of common units of fractional undivided beneficial interest of the Trust.

“Soft Fork” – occurs when there is a change in the set of rules governing a Blockchain that makes it less restrictive than the previous set of rules in place.

“Staking” – means the act of committing capital in the form of the PoS Blockchain’s native Crypto Asset to participate in verifying and adding transactions to the Blockchain digital ledger, and in securing the network in exchange for a Crypto Asset as a reward.

v

“Validators” – means stakeholders that help process transactions and ensure that the distributed ledgers that make up a PoS Blockchain network stay consistent with one another.

“51% Attacks” – occur when an attacker controls a majority of computing power (for PoW Blockchains) or staked Crypto Assets (for PoS Blockchains) necessary to validate transactions on a Blockchain, giving the attacker a majority of the validation power on the network. Miners or Validators on Blockchains who successfully obtain this validation power may block other users’ transactions or make it appear as though they still have Crypto Assets that have been spent, which is known as a “double-spend attack,” or otherwise change the order of transactions. A 51% attack may also allow an attacker to use its monopoly over new blocks to “censor” other user transactions by actively preventing them from being written sustainably to the Blockchain.

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

The Trust’s principal investment objective is to invest in a portfolio (“Portfolio”) of Crypto Assets (each, a “Portfolio Crypto Asset” and collectively, “Portfolio Crypto Assets”) that tracks the Bitwise 10 Large Cap Crypto Index (the “Index”) as closely as possible with certain exceptions determined by the Sponsor in its sole discretion, as described more fully below in the section entitled “—Business of the Trust.” In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, Airdrops, Emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent.

The Trust believes that it has met its principal investment objective, however, because the Trust does not operate a redemption program for the Shares, because of the holding period required under Rule 144 for the sale of the Shares purchased from the Trust, and because the Trust may from time to time halt Share subscriptions.

There can be no assurance that the value of the Shares will reflect the value of the Trust’s NAV Per Share, and the Shares may trade at a substantial premium over, or a substantial discount to, the value of the Trust’s NAV Per Share, and as such, there can be no assurance that an investor will achieve a return on investment that tracks the performance of the Index. As of December 31, 2022, there was a correlation of 99.99% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“NAV”) of the Shares, that to date the Shares traded on the secondary market have not closely tracked the NAV of the Shares and that the market price of the Shares has been and may continue to be significantly above or below the net asset value per share (“NAV Per Share”). However, the Trust does not have control over an investor’s ability to achieve a return on investment that tracks the performance of the Index. The trading price of the Shares is determined by the market, and at times the Shares will trade at a premium or a discount to the NAV Per Share). Regardless of the Trust or Sponsor’s methods of managing the underlying portfolio, the price an investor will pay on the secondary market could differ significantly from the NAV Per Share. The Trust does not seek to track the performance of the trading of Shares on the secondary market and the trading price of Shares. The price an investor will pay on the secondary market may be significantly different from the NAV

Per Share. Furthermore, under Regulation M, the Trust, as the issuer of the Shares, is not legally permitted to take the types of actions that might help to reconcile the NAV Per Share and the market price per Share.

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

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on OTCQX and the Trust’s NAV and a comparison of the NAV of the Trust vs the market price as quoted on OTCQX:

BITW Premium/(Discount): BITW Share Price
vs. NAV per Share (%)
700.00%
600.00%
500.00%
400.00%
300.00%
200.00%
100.00%
0.00%
-100.00%
12/10/2020
1/10/2021
2/10/2021
3/10/2021
4/10/2021
5/10/2021
6/10/2021
7/10/2021
8/10/2021
9/10/2021
10/10/2021
11/10/2021
12/10/2021
1/10/2022
2/10/2022
3/10/2022
4/10/2022
5/10/2022
6/10/2022
7/10/2022
8/10/2022
9/10/2022
10/10/2022
11/10/2022
12/10/2022

From December 9, 2020 to December 31, 2022, the Shares of BITW traded at an average premium, based on closing prices at 4:00 pm ET, and estimated, un-audited, NAV Per Share of 5.21%. During that same period, the highest premium was 649.38% on December 16, 2020, and the lowest premium was 0.27% on August 4, 2021. During that same period, the highest discount was 67.80% on December 28, 2022, and the lowest discount was 0.09% on September 24, 2021. Given the lack of an ongoing redemption program and the holding period under Rule 144, there is no arbitrage mechanism to keep the Shares closely linked to the value of the Trust’s underlying holdings that may continue to have an adverse impact on investments in the Shares.

The following chart shows a comparison of the cumulative returns of the Index compared to the NAV of the Trust:

Cumulative Returns: Bitwise 10 Large Cap Crypto Index vs. Bitwise 10 Crypto Index Fund
(NAV per Share) through December 31,2022
700%
600%
500%
400%
300%
200%
100%
0%
-100%
10/31/2017
12/31/2017
2/28/2018
4/30/2018
6/30/2018
8/31/2018
10/31/2018
12/31/2018
2/28/2019
4/30/2019
6/30/2019
8/31/2019
10/31/2019
12/31/2019
2/29/2020
4/30/2020
6/30/2020
8/31/2020
10/31/2020
12/31/2020
2/28/2021
4/30/2021
6/30/2021
8/31/2021
10/31/2021
12/31/2021
2/28/2022
4/30/2022
6/30/2022
8/31/2022
10/31/2022
12/31/2022
Bitwise 10 Crypto Index Fund
Bitwise 10 Large Cap Crypto Index

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

Competitive Business Conditions

The Crypto Asset industry is rapidly developing, and there are significant uncertainties with respect to the development, acceptance, and success of the digital networks underlying the Portfolio Crypto Assets. See “Item 1A. Risk Factors—Risks Related to Crypto Assets—The further development and acceptance of the cryptographic and algorithmic protocols governing the issuance of and transactions in Crypto Assets, which represents a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate” for additional information. While the Crypto Assets that are Portfolio Crypto Assets have enjoyed some acceptance and use in their limited history, it is possible that other Crypto Assets may grow more rapidly in acceptance and adoption for use as compared to Portfolio Crypto Assets, and while the Index may, over time, change to include more successful Crypto Assets, the Index may not capture the growth in value of more rapidly growing Crypto Assets.

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

The Trust’s Portfolio Crypto Assets are held by Coinbase Custody Trust Company, LLC (the “Custodian“) on behalf of the Trust. The Trust’s Portfolio Crypto Assets are transferred only in the following circumstances: (i) sales made in connection with monthly rebalancing in order to more closely track the Index, (ii) sales to pay expenses of the Trust, (iii) sales on behalf of the Trust in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation, and (iv) transfers to pursue Airdrops, forks, Emissions, or other similar network events as deemed necessary by the Sponsor. Each delivery or sale of Portfolio Crypto Assets for purposes of rebalancing the Trust’s Portfolio Crypto Assets to track the Index will be a taxable event for Shareholders. See “Certain U.S. Federal Income Tax Considerations.” See “Item 1A. Risk Factors—Risks Related to Crypto Assets—The Sponsor may experience loss or theft of its Portfolio Crypto Assets during the transfer of Portfolio Crypto Assets from the Custodian to the Sponsor or to Crypto Asset trading venues.” In addition, each sale of Portfolio Crypto Assets by the Trust to pay the expenses of the Trust will be a taxable event for Shareholders.

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

Activities of the Trust

The Trust seeks to make it easier for an investor to invest in the Crypto Asset market as a whole, without having to pick specific tokens, manage a portfolio, or constantly monitor ongoing news and developments. Although the Shares will not be the exact equivalent of a direct investment in Crypto Assets, they provide investors with an alternative that constitutes a relatively cost-effective, professionally managed way to participate in Crypto Asset markets.

The Trust notes that an indirect investment in Crypto Assets through Shares may operate and perform differently from a direct investment in Crypto Assets, and such differences may include, among other things: the holding period under Rule 144 for the resale of the Shares purchased from the Trust, the risk that the Shares may trade at a substantial premium over or a substantial discount to the NAV Per Share, the risk that over time the number of Portfolio Crypto Assets represented by a Share will gradually decrease as the Portfolio Crypto Assets are used to pay the Trust’s expenses, the ability to invest in Shares via an investor’s equity retirement accounts such as a 401(k) or individual retirement account, which do not provide the ability to invest directly in Crypto Assets; the convenience of not having to open and maintain a Crypto Asset wallet; the potential ability to participate in decentralized finance (“DeFi”) protocols including governance, voting, staking assets and lending assets; and the ability of an investor to rely on the Bitwise Crypto Index Committee (the “Committee”) to choose the Portfolio Crypto Asset composition and balance of the assets. To date, the only DeFi protocol that the Trust has participated in, including governance, voting, staking assets, lending assets and liquidity provisions, was in staking Tezos. The Index has not participated in any other DeFi protocols, including governance, voting and lending assets. To the extent that the Trust participates in any decentralized finance protocols, the Trust anticipates only participating in such protocols where the Trust has made a direct investment in the relevant decentralized finance Crypto Asset. While the Trust currently does not participate in any staking activities, it may in the future engage in further staking activities if the Trust deems such activity to be in the best interests of shareholders. The Trust will determine whether engaging in further staking activities is in the best interests of the shareholders on a case-by-case basis. In making such a determination, the Trust will consider whether the staking activities present possible and prudent opportunities to generate additional returns for shareholders in excess of the Index, the risks associated with the staking activities, the potential for the loss of all or part of the staked amounts, and whether or not the activity is supported by the Trust’s custodian.

In addition, the Trust must pay certain expenses which would not be charged for a direct investment in Crypto Assets, including a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month.

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

Crypto Assets are purchased from approved counterparties that include exchanges, electronic trading systems that seek liquidity from multiple trading venues, and market making firms known as “over the counter” or “OTC” desks ("OTC Desks") with the goal of purchasing Crypto Assets at or near the prices used to calculate the Trust's NAV Per Share and used to calculate the Index while also seeking to minimize execution slippage compared to the benchmark price while simultaneously promoting operational risk management and efficient management of the Trust’s assets.

The Trust does not utilize a single principal market to convert Crypto Assets to U.S. dollars and to purchase Crypto Assets. The Sponsor evaluates counterparties, trading venues, and execution tools on an ongoing basis. The Trust utilizes multiple venues to acquire and dispose of Crypto Assets, including trading venues (known as exchanges), OTC Desks, and trading technology solutions that aggregate liquidity from multiple trading venues. The Sponsor exercises judgment to determine on which venue to trade.

Calculation of Valuation

For all periods through the quarterly period ended June 30, 2021, the NAV Per Share, the NAV of the Trust, and the fair valuations for each Portfolio Crypto Asset were calculated by the Trust's Administrator in reliance on the fair value of each Portfolio Crypto Asset based on a blended average approach for calculating the price of a Crypto Asset (the "Blended Bitwise Crypto Asset Price"), which the Sponsor was responsible for calculating. The Sponsor provided this price to the Administrator, and the Administrator used this price (multiplied by the Trust’s holdings) for each asset to determine the fair value of the Trust’s assets. The Administrator then subtracted the Trust’s liabilities to determine the Trust’s NAV. The administrator then divided this value by the Trust’s shares outstanding in order to determine the NAV Per Share. As a result of the Sponsor’s responsibility in this regard, any errors, discontinuance or changes in such valuation calculations may have had an adverse effect on the value of the Shares. The Sponsor instituted this valuation policy in order to generate fair value estimates because it determined that such policy was in the best interest of Shareholders, as it would avoid misstatements in valuation of the assets potentially arising from deviations in pricing across the Crypto Asset market, and because of the fragmented nature of the Crypto Asset trading ecosystem. As a result, management applied this valuation technique which it determined to be appropriate given the circumstances.

Following the filing of its Form 10, the Sponsor conducted a complete review of its process for determining fair valuation in the presentation of its financial statements and calculation of NAV. In this process, the Sponsor evaluated whether or not the identification of a principal market for each of the Trust’s assets for valuation purposes, during each period for which the Trust created and had audited its financial statements, would have created a material difference in the Trust’s estimated fair value or assets. In conjunction, the Sponsor determined to undertake a change in valuation policy for the fair valuation of Crypto Asset held in the Trust. As a result, the Sponsor developed a revised process for the determination of a principal market for each asset based on this consideration and disclosed and implemented this change in valuation policy and accounting policy prior to the creation of financial statements for the period ending September 30, 2021. The Blended Bitwise Crypto Asset Price is no longer used for any calculations by the Trust, including NAV Per Share, NAV of the Trust or fair valuations for any Portfolio Crypto Asset.

The process that the Sponsor developed for identifying a principal market, as described in Financial Accounting Standards Board Accounting Standards Codification 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well-established and reputable Crypto Asset exchanges selected by the Sponsor and its affiliates in their sole discretion, including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini and LMAX, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

In the process of its review, the Sponsor also retroactively applied this process for identifying a principal market to the prior periods of reported financial results, including the fiscal years 2019 and 2020, to determine whether or not any material or significant differences would have resulted from the application of a different valuation policy in the creation of each financial statement (e.g., comparing the fair value prices determined using the existing and previous valuation methodology to the hypothetical fair value prices using an identified principal market for each asset) and to consider whether management’s use of the existing valuation policy would have created any material departures from a valuation policy of identifying a principal market.

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

The Sponsor has the discretion, when possible and prudent, to take advantage of incidental opportunities to generate additional returns in excess of the Index that arise from the Portfolio Crypto Assets held by the Trust through, for example, Airdrops, staking, Emissions, Hard Forks, lending or similar network events and activities, if the Sponsor determines that any such activities are in the best interest of the Trust and its shareholders. The Sponsor does not consider these activities inconsistent with its investment objective to invest in a portfolio to track the Index or inconsistent with its disclosure that the Trust is managed as a passive investment vehicle. Accrual of additional returns through such activities may offset fees and fund expenses and allow the Trust to track the performance of the Index more closely. If the Sponsor accepts and liquidates Airdrops, Emissions, Hard Forks, or engages in staking, it will apply fair value to the assets received as described in the section “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies—Investments and Valuation.”

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

Price and Cost Slippage

On days when the Sponsor accepts subscriptions, the Sponsor aggregates the dollar value of subscriptions into the Trust and uses quantitative portfolio management techniques to compare the Trust’s existing holdings and weightings to the constituents and weightings of the index in order to calculate the amounts and quantities of each Crypto Asset to purchase. On days when the Sponsor rebalances the Trust’s portfolio in order to pursue its investment objective of tracking the benchmark index, the Sponsor uses quantitative portfolio management techniques to compare the Trust’s existing holdings and weightings to the new and updated constituents and weightings of the index in order to calculate the amounts and quantities of each Crypto Asset to purchase so that the Trust’s holdings and weightings will, after trade execution, be closely aligned with the constituents and weightings of the benchmark index. In each case, the Sponsor has at its disposal multiple venues to acquire and dispose of Crypto Assets, including trading venues (known as exchanges), OTC Desks, and trading technology solutions that aggregate liquidity from multiple trading venues.

Trade execution and portfolio management is dynamic and complex, and the Sponsor must exercise judgement, assess multiple factors including recent experience and market conditions, as well as the size of the trades, settlement procedures at each venue, types of assets that need to be executed, as well as their availability on such platforms, prior to determining the best venue to execute each trade. The Sponsor attempts to purchase or sell each asset in each instance at a price that is close to the price used for calculating the Trust's NAV (and the Index’s daily price) at 4:00 pm ET, while also minimizing market impact and reducing operational and settlement risk. The Trust may choose to algorithmically execute a trade over time (for example, to execute a trade while only participating in a certain amount of volume), to execute a trade using a market order (e.g., purchasing or selling a Crypto Asset immediately at whatever price the entire order can be filled at), or by putting multiple OTC Desks into competition to provide the best price possible for a given amount and quantity of a Crypto Asset. Often, OTC Desks may be able to provide better prices than trading venues, and can also streamline and minimize operational complexity and settlement risk. There is no guarantee that the Sponsor will be able to trade Crypto Assets at or near the benchmark price, as there are a number of other factors aside from price slippage that inform best practices in trade execution, and market conditions change rapidly. Such factors include, but are not limited to, reputation of the trading venue, availability and support of personnel and coverage at the trading venue, settlement consistency or procedures, availability of assets and coin coverage, understanding of market dynamics, and perceived, disclosed, or reported regulatory compliance of the platform.

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

Staking activity may require withdrawals of its Portfolio Crypto Assets by the Sponsor in order to make certain types of trades or to deposit certain Portfolio Crypto Assets within various protocols. While the ability to gain temporary control of even a portion of the Portfolio Crypto Assets is restricted to a limited number of authorized personnel of the Sponsor, once the Custodian processes the transaction, the Sponsor has the ability to send the withdrawn Portfolio Crypto Assets to the delivery address of trading counterparties or trading venues. During any such transfer, the Portfolio Crypto Assets may be vulnerable to security breaches, including hackings and other efforts to obtain the Portfolio Crypto Assets, as well as the risk that while Portfolio Crypto Assets are under the Sponsor’s control, an employee of the Sponsor could access and obtain the Portfolio Crypto Assets. Some of these attempts to obtain the Portfolio Crypto Assets may be successful, and the Sponsor may lose some or all of the transferred Portfolio Crypto Assets. In addition, Portfolio Crypto Assets transferred to exchanges or other trading venues or protocols, such as smart contracts that facilitate staking or other reward-generating activity, are subject to increased risk of loss or theft due to reliance on the security procedures of the trading venue or protocol (when the Portfolio Crypto Assets are no longer in the custody of the Custodian) or the risk of the smart-contract operating appropriately, and because the same withdrawal procedures required by the Custodian, which are designed to reduce the risk of error or theft, may not be required by trading venues. Portfolio Crypto Assets transferred for the purposes of lending, staking, or participating in other network activities are subject to increased risk of loss, theft, or technological complication that could result in the loss of Portfolio Crypto Assets in their entirety.

The Trust records receipt of staking rewards when they are received if there is value to the Trust in doing so. Crypto Assets received from staking rewards have no cost basis and the Trust recognizes unrealized gains equal to the fair value of the new Crypto Asset received. To date, the only Crypto Asset that the Trust has staked was Tezos, which was part of the Index and the Trust’s Portfolio Crypto Assets from April 12, 2019 until February 26, 2021, when the coin’s market capitalization declined relative to other Crypto Assets and made it ineligible to be included in the Index. During 2020, the Trust participated in staking activities with Tezos which required the Trust to post certain Crypto Assets for a period of time to a “stakepool” and vote on certain items on the staking platform, in return for collecting the staking reward. The amount of rewards received from this activity was de minimis, and the Sponsor participated on behalf of the Trust due to the fact that the Trust’s Custodian was able to facilitate the process while retaining custody and safekeeping of the Trust’s Tezos while participating in the staking process. The Trust has not participated in any staking or reward generation activity other than with respect to Tezos in 2020. The Trust received $2,139 in total staking rewards in 2020 from its Tezos staking activities. These rewards were treated as investment income in the Trust’s audited financial statements for the fiscal year ended December 31, 2020 and December 31, 2021. While the Trust currently does not participate in any staking activities, it may in the future engage in further staking activities if the Trust deems such activity to be in the best interest of shareholders. If the Trust makes material changes to its staking policy in the future, it will disclose such changes on Form 8-K.

Overview of the Crypto Asset Industry

Digital or Crypto Assets are bearer assets whose ownership is secured by cryptographic protocols and incentives that operate on a network of computers. Crypto Assets are intended to allow for storage and transfer without the need of a trusted intermediary and therefore they have the potential to challenge and disrupt many types of financial and data activities, including traditional systems of value storage, value transfer, governance, and other important applications.

The first Crypto Asset, Bitcoin, was initially proposed in 2008 and launched in 2009 by a pseudonymous software developer, or group of software developers, under the name “Satoshi Nakamoto.” In the ensuing years, the number of Crypto Assets has increased dramatically. Well-known Blockchains that how their respective native Crypto Assets currently include Bitcoin, Ethereum and Polygon. Many other Crypto Assets exist, and more are likely to emerge in the future.

Crypto Assets are traded on trading venues around the world, as well as in over-the-counter and peer-to-peer markets. Crypto Assets can be converted to fiat currencies or into other Crypto Assets at rates determined by supply and demand on these markets. Derivative investment products, including futures, options, and swaps contracts, are also available that allow investors to build sophisticated investment and trading strategies focused around the most prominent Crypto Assets.

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

As a nascent and fast-changing area, the Crypto Asset market carries significant risks and uncertainty. For instance, many Blockchains host a significant amount of capital while still remaining in the infrastrucutre buildout phase, some Blockchains have not yet found a dependable use case outside of speculation and some may never find such a use case. In addition, the regulatory, trading, media, and political environments surrounding Crypto Assets are ever-changing and could evolve in ways that could harm the ecosystem. As an emerging technology, Blockchains and their respective Crypto Assets are not free from technical risks, which include hacking, denial of service or other types of cyberattacks. Additionally, governments, traditional financial services firms, or other actors could work to disrupt the functioning of Blockchains or otherwise slow their growth.

Still, some consider Crypto Assets and Blockchain technology among the most important breakthroughs in computer science in recent decades, and believe they may be used to address multiple large markets in the future.

Typical Stakeholders in Blockchain Networks

Designing a Blockchain Network is similar to designing a digital economy, and the design of incentive systems that govern the relationship between different groups of stakeholders is sometimes referred to as crypto economics or token economics.

The following section provides an overview of the different groups of market participants which are present in most Blockchain networks and constitute much of the crypto economic system.

1.
Stakeholders: Stakeholders help process transactions and ensure that the distributed ledgers that make up a Blockchain network stay consistent with one another. They fall under two catagories: Miners, for PoW Blockchains, and Validators, for PoS Blockchains.

Stakeholders are typically compensated for providing this service in large part by algorithmic grants of the Crypto Asset associated with the Blockchain network they are helping to secure, although they may be compensated with transaction fees or in other means as well.

There are multiple schemes under which stakeholders can operate to provide this service and receive this payment, but the two most important are proof of work (“PoW”) and proof of stake (“PoS”).

•
Proof of work is the first and most established scheme and involves computers solving cryptographic puzzles that require a substantial amount of energy as a way of securing the network and processing transactions. The more computing power a Miner dedicates to solving this puzzle the more likely it will be the first to solve the problem and collect the rewards of newly minted Crypto Assets and transaction fees. By piling up computing power over time, transactions become increasingly hard to reverse and eventually can be considered “settled.” PoW is the scheme used by Bitcoin, as well as many other assets. One criticism of PoW systems is the high amount of energy they consume, which may have negative downstream environmental consequences, among other issues.
•
Proof of stake is a newer scheme that tries to avoid the heavy energy consumption that PoW systems typically require. PoS systems require Validators to lock up and put at risk (aka, “stake”) a certain amount of the Crypto Asset associated with a given Blockchain in order to process transactions. These staked assets are lost if a Validator processes a transaction in a way that is fraudulent or violates the rules of the underlying Blockchain. Newer Blockchain networks like Avalanche, Cardano and Solana use PoS. Additionally, Ethereum seamlessly transitioned for a PoW to a PoS Blockchain in September 2022, through an upgrade known as the "Merge."

Concerns with PoS systems include the risk of lower security assurances and the potential for centralization of the network.
2.
Users: Users are the stakeholders that hold or transfer Crypto Assets, either by participating directly in the network or by delegating this work to third-party service providers.

Users will typically buy and sell Crypto Assets for fiat currencies through dedicated trading venues. In recent years, a robust ecosystem of trading systems has emerged that cater to these investors.

Once in possession of a Crypto Asset, the interaction between users and the rest of the network can fall between two ends of a spectrum:

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
3.
Developers: Developers are network contributors that build the protocols and software that both users and stakeholders (i.e. Miners and Validators) need to run to participate in the network. Developers are also generally split between two categories depending on the type of software they work in.
•
Protocol developers are involved directly in building the core software that defines how a network works. Most projects adopt the free and open-source software (FOSS) paradigm, which means that the software is free and openly shared so people can voluntarily contribute to its maintenance and improvement. Protocol developers can exert power over the network as they ultimately define which rules it will abide by. That is why having a high number of developers (i.e. decentralization) is important. Additionally, as the software is open-source, users can opt to run any version of the software they see more fit. This keeps the developers’ power over the network in check. Protocol developers are usually highly specialized experts with deep knowledge not only of software development but also in cryptography, computer networking or other subfields of computer science.
•
Application developers use the software built by protocol developers to build applications that will ultimately reach end-users. Such projects might or might not be open-source software. Examples of such projects would include digital wallets, which are designed to allow users to hold Crypto Assets without the complexity of interacting with the underlying protocol.

Overview of the Index

The Index is designed to track the performance of the ten largest Crypto Assets, as selected and weighted by free-float market capitalization. These assets collectively account for more than 64% of the total market capitalization of the Crypto Asset market as of December 31, 2022.

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

Summary of the Index Methodology

The following is a materially complete description of the Index methodology (“Index Methodology”). The full Index Methodology is publicly available at https://app.bitwiseinvestments.com/indexes/methodology. Should any material change be made to the Index Methodology that results in a material change to the composition of the Index and, as part of the Trust’s monthly rebalancing process, results in a material change to the composition of the Trust the Trust will notify Shareholders of such material change by filing a Form 8-K with the SEC. The Trust defines a material change as any change of 10% or more to the composition of the Index, and that also results in a corresponding change to the Trust. If not required by applicable law, the Trust may or may not file a Form 8-K with the SEC to disclose changes to the Index Methodology that do not result in a material change. When deciding whether or not to file a Form 8-K to disclose changes to the Index Methodology that do not result in a material change, the Trust will consider whether the particular changes are required to be disclosed by one or more of the specific requirements of Form 8-K, and whether there is an independent legal obligation under the federal securities laws to make such a disclosure even in the absence of a specific requirement in Form 8-K. The Trust may have additional current or periodic reporting obligations under the Exchange Act due to other changes to the Index Methodology, such as to how the Index is calculated.

Purpose of the Index

The purpose of the Index is to track a basket of Crypto Assets that represents the majority of Crypto Assets by market capitalization. At its inception on October 1, 2017, the Crypto Assets in the Index represented about 83% of all Crypto Assets by market capitalization, and now represent approximately 64% as of December 31, 2022. The Index is comprised of the top 10 coins selected and weighted by free-float-adjusted market capitalization. The Index is rebalanced monthly. Additional eligibility criteria are applied to screen coins for investment feasibility (as defined below), to ensure the integrity of the coins selected to comprise the Index, and to appropriately account for one-off events. As a result, the 10 coins in the Index may not always completely match the top 10 coins on popular websites like CoinMarketCap.com that do not include such screening.

Index Methodology

The Index, designed by the Index Provider, an affiliate of the Sponsor, is comprised of the top ten largest Crypto Assets in the world based on free-float-adjusted market capitalizations. The market capitalizations of Crypto Assets are calculated using data sources from multiple publicly available, well-established and reputable Crypto Asset exchanges. The selection of Crypto Asset exchanges used to calculate market capitalization is made by the Committee, as defined below, in its sole discretion. Currently, the list of exchanges used to calculate the value of Crypto Assets in the Index include: BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini and Poloniex.

The market capitalization of a Crypto Asset is calculated by multiplying its price times its free-float-adjusted or “circulating” supply. The proportion of each Crypto Asset in the Index is based on this adjusted market capitalization. Public exchanges used for calculating the Index are selected using criteria which may include factors such as trading volume, availability, regulatory compliance, security, and reliability of real-time price and trade volume information and absence of abnormal withdrawal restrictions of crypto and fiat currencies. Regulatory compliance is defined as the exchange having no public evidence, such as statements by a relevant regulator, that it is not in compliance with the local regulations of the exchange’s domicile, and not being subject to publicly disclosed legal or regulatory action. The Committee monitors company websites, news flow, social media, and API-level data feeds to determine the regulatory compliance, security and reliability of real-time price and trade volume information and the absence of abnormal withdrawal restrictions of crypto and fiat currencies.

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

In calculating the available supply of a coin, the Index looks at circulating supply. Circulating supply is the best approximation of the number of coins available on public markets. Circulating supply is derived by taking the total number of existing Crypto Assets native to a specific Blockchain and subtracting the number of coins verifiably burned, locked, or reserved (for example, by a foundation).

The top 10 Crypto Assets in the Index are selected and held in proportion to their valuation, often referred to as “Market-Capitalization Weighted.”

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

iii.
As of December 31, 2022, Quote Crypto Assets were Bitcoin (BTC) and Ethereum (ETH).
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
vii.
Sum to find the Index CAP.

Changes in Index Methodology

The Index Methodology is subject to change, though changes are expected to be infrequent and consistent with the Index’s goal of including the most valuable coins that cover the majority of the Crypto Asset market based on market capitalization, while meeting criteria relating to liquidity, access to markets, available pricing, available custody options, and other criteria included within the Index’s rules, which we collectively refer to as meeting an “investment feasibility” standard. See “—Eligibility of Crypto Assets ” for additional information.

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
•
Meeting of October 25, 2021: The committee unanimously voted in favor of adopting a new rule to the Bitwise Crypto Index Methodolgy that requires eliginle assets to sustain a price of over $0.01 for the last 30 consecutive days before the rebalancing date to ensure that all assets included in the index have a robust price discovery mechanism in place. As a result, rule III.B.i.i of the Bitwise Crypto Index Methodology reads as follows: “i. Has maintained a unit price greater than $0.01 for the past 30 consecutive days”.
•
Meeting of February 22, 2022: The Committee voted unanimously in favor of a proposal to change the wording of Rule V.A.II of the methodology from “All Crypto Assets that are publicly known to be lost, burned, programmatically time-locked, or verifiably illiquid in another way” to “All Crypto Assets that are publicly known to be lost or burned”. The removal of the phrase “programmatically time-locked” is designed to clarify that the rule is not intended to remove from free-float calculations Crypto Assets staked by individual users. The phrase “verifiably illiquid in another way” was removed because it was redundant with Rule V.A.III of the methodology.
•
Special Meeting of November 29, 2022: Adopted an amendment to Rule III.A.i.h to read as follows: “In the opinion of the Bitwise Crypto Index Committee, the venue has significant real spot trading volume." The goal of this rule is to select venues that the Bitwise Crypto Index Committee believes have economically meaningful trading volume.”

Since the Trust’s principal investment objective is to invest in a portfolio of Crypto Assets that tracks the Index as closely as possible, the Trust relies on the Index Methodology when the Trust determines in which Crypto Assets it should invest. The Trust does not intend for its holdings to deviate from the Crypto Assets as determined by the Index, and the Trust anticipates that such deviation would likely occur only if the Trust was unable to hold a particular Crypto Asset that was included in the Index or if the Trust determined that holding a particular asset would result in significant harm to Shareholders.

Eligibility of Crypto Assets

The Index is comprised of the top 10 coins measured by free-float-adjusted market capitalization. The Index is rebalanced monthly. Additional eligibility criteria are applied to screen coins for investment feasibility (as defined below), to ensure the integrity of the coins selected to comprise the Index, and to appropriately account for one-off events. As a result, the 10 coins that comprise the Index may not always completely correlate with the top 10 coins posted on popular websites like CoinMarketCap.com to the extent that such coins do not also meet the Index’s eligibility criteria. The Index will only consider for eligibility Crypto Assets that satisfy the following conditions as established by the Committee for each coin:

1.
Is a cryptographically secured digital bearer instrument
2.
Has a price that is not pegged to another Crypto Asset, fiat currency, group of those currencies, or hard asset
3.
Is freely traded and can be freely held for the foreseeable future
4.
Trades on two or more Eligible Crypto Asset trading venues, without withdrawal issues specific to that Crypto Asset
5.
Is custodied by a third-party custodian regulated as a federally chartered bank or as a state trust company, and meets additional security practices, insurance requirements and business practice requirements as determined by the Committee. The list of approved custodians is reviewed and updated on an annual basis, or at the discretion of the Committee. As of January 25, 2021, the date that the Committee performed its 2022 annual review of eligible custodians, the list of approved custodians was as follows:
i.
Anchorage
ii.
Bakkt Warehouse
iii.
BitGo
iv.
Coinbase Custody
v.
Fidelity Digital Assets
vi.
Gemini Custody
6.
Has no known security vulnerabilities, including critical bugs, undue exposure to 51% attacks, or other factors, as determined by the Committee.
7.
Does not face undue risk of being in violation of U.S. federal securities laws in the opinion of the Committee, given present knowable facts and circumstances. This is a risk-based assessment that considers whether the Crypto Asset may be deemed a security under U.S. federal securities laws and whether it is subject to regulatory action that may imperil the value of the Crypto Asset. Such assessment does not preclude legal or regulatory action based on the presence of a security. The Committee does not engage in legal analysis of any Crypto Assets or perform any analysis of Crypto Assets based upon any legal standards.

The Committee reviews the following information to make this determination: 1) public information to determine if the SEC, any other US regulatory agency or any court has made any statements regarding the Crypto Asset, 2) public information regarding how the Crypto Asset markets view the Crypto Asset, including whether the Crypto Asset has been listed on entities such as Coinbase or other US exchanges that would have had access to a reasonable amount of information when making their determinations to list the Crypto Asset, 3) public information to undertake reasonable diligence into the structure and technology of the Crypto Asset, including reviewing the Crypto Asset’s whitepaper if available and speaking with the sponsor of the Crypto Asset, and 4) any other information gained from reputable sources that may impact the Committee’s view of the Crypto Asset, including a review of any websites associated with the Crypto Asset's development.

Any legal test utilized to determine whether a Crypto Asset is a security would differ from the analysis performed by the Committee. If the Committee adds a Crypto Asset to the Index, but later becomes aware of new information that causes the Committee to revalue the risk profile of such Crypto Asset, the Committee will review such information and determine whether the Crypto Asset should be removed from the Index.

8.
Has traded more than 10% of its free-float-adjusted market capitalization on Eligible Crypto Asset trading venues over the past 30 days.

The following table sets forth all of the Crypto Assets included in the Index as of December 31, 2022, as well as Crypto Assets that were included in the list of the top 10 coins measured by market capitalization on CoinMarketCap.com as of December 31, 2022, but were deemed by the Committee not to satisfy each of the above- described eligibility requirements and were therefore not included in the Index:

Crypto Assets	Symbol	Included in / Excluded from Index	If excluded, reason for exclusion
Bitcoin	BTC	Included	—
Ethereum	ETH	Included	—
Tether	USDT	Excluded	Because USDT is a stablecoin designed to reflect the value of the dollar.
Binance Coin	BNB	Excluded	Because BNB does not trade on two or more eligible crypto asset trading venues.
USD Coin	USDC	Excluded	Because USDC is a stablecoin designed to reflect the value of the dollar.
Ripple	XRP	Excluded	Because Ripple may face undue risk of being in violation of U.S. federal securities laws.
Binance USD	BUSD	Excluded	Because BUSD is a stablecoin designed to reflect the value of the dollar.
Cardano	ADA	Included	—
Dogecoin	DOGE	Excluded	Because Dogecoin has security risks and undue exposure to a 51% attack due to its use of auxilliary proof of work.
Solana	SOL	Included	—
Polygon	MATIC	Included	—
Polkadot	DOT	Included	—
Litecoin	LTC	Included	—
Uniswap	UNI	Included	—
Avalanche	AVAX	Included	—
Chainlink	LINK	Included	—

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

One-Off Events

The Index has provisions for handling one-off events that occur in a Crypto Asset that is currently part of the Index or in the Crypto Asset market generally, such as trade suspensions and Hard Forks. One-off events are events that are not expected to occur during the normal functioning of a Crypto Asset network and that significantly impact the operation of the network or the ability for market players to trade in or out of the Crypto Asset. Examples of these are Hard Forks, which can lead to a network split and therefore two versions of the same asset circulating in the market, or significant liquidity reductions, such as in the event of trading suspensions or delistings from exchanges. If new types of important one-off events become common, the Index may adopt additional policies to address them as determined in the sole discretion of the Index Committee. With regard to trade suspensions, if an exchange suspends the trading of a given coin for any reason, the Index may remove that individual exchange from consideration. In the event of delisting of such coin from all public exchanges, then the coin will be removed from the Index during the next rebalancing regardless of what the assumed market capitalization might have been. The Committee may convene ad hoc to consider appropriate actions should there be a sudden and extenuating event.

The Index views Hard Forks similarly to how company spinoffs are viewed in U.S. equity markets. A Hard Fork is when a Crypto Asset is split because portions of the consensus nodes adopt different policies. In such an event, often a private key holder ends up with ownership on both chains. Often there is a primary chain that is adopted by the majority. When a Hard Fork occurs, the forked coin will be held in the Index until the next rebalancing. This embodies the idea that the value of the forked coin stems from that of the original coin. Thus, the Index will hold the two Crypto Assets as if they were one until the next opportunity to treat them as separate. The new forked coin will then be removed from the Index upon the next rebalancing unless it meets all the eligibility requirements (except the requirement to have a three-month trade history) and has a free-float adjusted market capitalization of its own to warrant being included in the Index.

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

When considering whether or not to accept and/or sell an Airdrop of Crypto Assets, the Trust primarily considers whether or not the Trust’s Custodian will support such activities related to the Airdropped asset. If the Trust’s Custodian does not support the Airdrop, it is unlikely that the Trust will participate in the acceptance and sale of the Airdropped asset. If the Trust’s Custodian does support the Airdropped asset, it is likely, though not necessary, that the Trust will participate in the acceptance and sale of the Airdropped asset. However, as Airdrops may provide opportunities to generate incremental return, the Sponsor retains discretion to pursue receipt of any Airdropped asset, even if not supported by the Custodian, which may require putting a related Portfolio Crypto Asset at risk. There may be operational, securities law, regulatory, legal and practical issues with accepting such assets.

Additionally, laws, regulation or other factors may prevent Shareholders from benefiting from such Airdrops. For example, it may be illegal to sell or otherwise dispose of such assets, or there may not be a suitable market into which such assets can be sold (immediately after the Airdrop, or ever). There were no “Airdrops” or Emissions recognized or not recognized during the fiscal years ended December 31, 2022, 2021 and 2020.

•
Staking: A staking reward is granted to holders of a Crypto Asset when the holders lock up that Crypto Asset as collateral to secure fairness when validating transactions or other network actions. Staking rewards require agency on the part of Crypto Asset holders and can also introduce liquidity restrictions, since the act of staking “locks up” Crypto Assets for a period of time. As such, the Index does not incorporate the value of staking rewards into the Index. It is possible that the Trust may choose to periodically liquidate staking rewards and return the proceeds of such liquidation to Shareholders. The Trust will only do so if it has a good faith belief that such liquidation would result in a benefit to Shareholders.

When considering whether or not to participate in staking activities, the Trust considers whether the staking activities present possible and prudent opportunities to generate additional returns for Shareholders in excess of the Index, the risks associated with the staking activities, potential for the loss of all or part of the staked amounts, and whether or. While the Trust has only participated in a limited and immaterial manner in staking activities to date, it retains the discretion to develop additional policies related to staking of assets, and may consider pursuit of additional staking activity or policies in the future. If the Trust makes material changes to its staking policy in the future, it will disclose such changes by filing a Form 8-K. The Trust has not participated in any staking or reward generation activity other than with respect to Tezos in 2020. The Trust received $2,139 in total staking rewards in 2020 from its Tezos staking activities. These rewards were treated as investment income in the Trust’s audited financial statements for the fiscal year ended December 31, 2020. While the Trust currently does not participate in any staking activities, it may in the future engage in further staking activities if the Trust deems such activity to be in the best interests of shareholders. If the Trust makes material changes to its staking policy in the future, it will disclose such changes on Form 8-K.

The Trust does not maintain policies or procedures related to the abandonment of Crypto Assets acquired in a Network Distribution Event, but will evaluate the situation and determine, within the framework of the Trust’s investment objective and in its sole discretion, what action, if any, should be taken in response to a Network Distribution Event.

Bitwise Crypto Index Committee

The Committee, which was convened by the Index Provider, an affiliate of the Trust that is controlled by the parent of the Sponsor, has total responsibility for developing, maintaining, and adjusting the Index Methodology. The components of the Index Methodology are subject to change in the sole discretion of the Committee. The Bitwise Crypto Index Advisory Board is a consultative board composed of leading external experts in indexing and Crypto Asset research that the Committee can rely upon for opinions on critical issues that the Committee might face.

The Committee currently has three members, who meet once a month to review data sources, evaluate potential methodological changes, or make other decisions that require judgment. Any Committee member can also call emergency meetings on an as-needed basis. Special meetings may be called ad hoc when unexpected market conditions arise such as Hard Forks, extreme price movements, serious issues in data availability or sudden events with severe impact on the Crypto Asset market. Currently, the Committee is composed of Matthew Hougan (Bitwise’s Chief Investment Officer) as Chairman, Hunter Horsley (Bitwise’s Chief Executive Officer) as a member, and Hong Kim (Bitwise’s Chief Technology Officer) as a member. All of the members of the Committee are employees of Bitwise, the parent company of the Sponsor. Decisions are voted on by simple majority with a minimum quorum of two members. When only two members are present, votes must be unanimous in order to pass.

The objective of methodological changes introduced by the Committee is to keep up with the evolution of the Crypto Asset market. More broadly, the aim is to make sure that the selection of the top 10 assets continues to reflect as much as possible investors’ preferences by removing market distortions and screening out uncompensated risks of an either technical or regulatory nature for U.S. investors.

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

In addition, the Trust may differ from the Index in the Crypto Assets it holds. Such differences may arise from situations in which the Trust is not technologically able to hold a Crypto Asset held by the Index, such as if a coin held by the Index is not able to be accepted by the Trust’s Custodian. In such a case, the Sponsor in its sole discretion may create an exception and such exception may not always be communicated in advance to Shareholders. To the extent any exception resulted in a material change to the Index and a subsequent material change to the composition of the Trust, the exception would be disclosed to Shareholders by the Trust filing a Form 8-K with the SEC. In addition, if a particular situation results in the Trust differing from the Index, the Sponsor may permit the Trust to invest in other assets on a limited basis in the sole discretion of the Sponsor. Although the Trust rarely holds “other assets” outside of negligible amounts of U.S. dollars, the Trust may receive assets that are not in the Index as a result of Airdrops, Emissions, Hard Forks, trading errors and/or accidental delivery of Crypto Assets to the Trust’s custodian, among other reasons. The Trust may also be unable to sell or liquidate assets that are removed from the Index. The Trust may receive assets as a part of an in-kind subscription that are not components of the Index. The Sponsor notes that portfolio management of an index fund is a dynamic and complex activity, and the Sponsor expects that these situations may arise as a result of normal and ongoing fund management and rebalancing activity. While there is no limitation to what other assets the Trust may hold as a result of these dynamics, the Trust’s investment objective is to manage a portfolio that tracks as closely as possible with the Index, and as a result, will typically hold Index components. Upon the resolution of such a situation that resulted in there being a difference between the composition of the Trust and the Index, the Trust would intend to rebalance to conform to the Index.

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

Rebalancing of the Index

The Index is reconstituted on a monthly basis. The Committee meets once a month (typically on the fifth-to-last business day of the month) to review data sources, evaluate potential methodological changes, or make other decisions that require judgment. On the third last business day of the month, the Eligible Crypto Assets are ranked by free-float adjusted market capitalization and the top ten assets are selected. On the last business day of the month, at 4:00 pm ET, the Index is reconstituted. This version of the Index will remain in place until the next Index reconstitution (barring an emergency meeting of the Committee that leads to the exclusion of an asset). The Trust rebalances its portfolio at approximately 4:00 pm ET to reflect the new composition of the Index. There may be small delays between when the Index rebalances and when such rebalance is reflected in the Trust’s financial statements. For example on December 31, 2021, as part of the Index’s December rebalance, the Index removed Uniswap and added Avalanche. The Trust then rebalanced its portfolio to reflect the rebalanced Index; however, due to the timing of when the Trust’s books and records were finalized, the complete removal of Uniswap and addition of Avalanche appeared in the Trust’s financial statements beginning on January 3, 2022.

Overview of Index Constituents

As of December 31, 2022, the constituents in the Index and their weights were as follows:

Bitcoin:	63.53%
Ethereum:	28.75%
Cardano:	1.71%
Polygon:	1.32%
Polkadot:	1.02%
Litecoin:	0.98%
Uniswap:	0.76%
Solana:	0.72%
Avalanche:	0.68%
Chainlink:	0.53%

As of December 31, 2021, the constituents in the Index and their weights were as follows:

Bitcoin:	58.69%
Ethereum:	29.33%
Solana:	3.52%
Cardano:	2.98%
Avalanche:	1.76%
Polygon:	1.19%
Algorand:	0.71%
Litecoin:	0.68%
Chainlink:	0.60%
Bitcoin Cash:	0.54%

As of December 31, 2020, the constituents in the Index and their weights were as follows:

Bitcoin:	82.20%
Ethereum:	12.90%
Litecoin:	1.20%
Bitcoin Cash:	1.00%
Cardano:	0.90%
Chainlink:	0.70%
Stellar Lumens:	0.40%
EOS:	0.40%
Tezos:	0.20%
Cosmos:	0.20%

The following is an overview of the constituents in the Index as of December 31, 2022:

Bitcoin (BTC)

Bitcoin is the most well-recognized Crypto Asset in the world. As of December 31, 2022, Bitcoin is the largest Crypto Asset in the world by market capitalization. It is commonly referred to by its ticker symbol BTC.

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

The software underlying the Bitcoin Blockchain determines a number of key and independent parameters. At the heart of the system lies the algorithm that enforces that all ledgers converge over time (commonly known as the “Consensus Algorithm”). Other important portions of the system include the rules that deem a transaction valid, a programming language that allows for different types of transactions to be executed, and the process through which new Crypto Assets are minted (commonly known as “Mining”), and others.

One important property of Bitcoin is that the network strictly enforces the total amount of units issued to converge towards 21 million by the year 2140 through a predetermined schedule. The total number of Bitcoin created as of December 31, 2022, was approximately 19.25 million. It is believed that some portion of the Bitcoin created to-date is irretrievable because the private keys that would allow users to access that Bitcoin have been lost, although the exact amount that has been lost is unknown.

New Bitcoin iscreated when Miners process blocks of transactions. In the Bitcoin network, this occurs roughly every ten minutes. The Blockchain periodically adjusts the difficulty of settling transactions to ensure that cadence remains approximately accurate.

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

Ethereum (ETH)

Ether is the native Crypto Asset of Ethereum, the second largest Blockchain network ranked by market capitalization as of December 30, 2022. Ethereum was described in a white paper in late 2013, and an online crowdsale to fund development took place between July and August 2014. The network went live in July 2015.

Ethereum was specifically designed to power smart contracts, which are computer programs intended to enforce the performance of a contract that parties can codify and agree upon with minimal or no need of trusted intermediaries. Crypto Asset pioneer Nick Szabo, who coined the term smart contract in the early 1990s, mentioned a vending machine as a rudimentary example of a smart contract.

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

Ethereum currently supports the majority of the stablecoin (e.g., Crypto Assets pegged to a fiat currency, typically the U.S. Dollar) market capitalization and it also boasts the largest number of developers building applications on top of it. Ethereum is also the Blockchain used as the base layer for many DeFi applications, which aim to replace traditional financial services with software-enabled processes, including lending, market making, insurance, and more.

Ethereum’s richer feature set compared to Bitcoin comes at a cost. The more permissive programming language makes the network inherently less secure because it can increase the odds that a catastrophic bug in one smart contract could affect the whole network. In late 2017, for instance, a prominent digital wallet provider called Parity identified a vulnerability that froze more than $150 million in Ether.

Another subjective but important difference between the Ethereum and Bitcoin ecosystems is that while the former is usually more driven towards innovation, the latter is more focused on stability and security. As such, events like Hard Forks are significantly more common in Ethereum than in Bitcoin. For example, on September 15, 2022, Ethereum transitioned for a PoW network to a PoS network. This infrastructure upgrade is known as "The Merge." Itis one of several Hard Forks the Ethereum Blockchain has undergone since inception. Some consider Ethereum’s stance as an advantage, while others perceive it as a risk, especially as the project grows larger and the cost of potential mistakes rises.

The differences between Bitcoin and Ethereum are likely to increase significantly over the next few years as Ethereum is scheduled to go through a series of major upgrades to make the network more scalable, more decentralized, more private, more secure and more efficient. For example, "The Merge" resulted in a reduction of the Ethereum network's energy consumption of over 95% overnight.

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

Polygon (MATIC)

Polygon is one of Ethereum’s leading scaling solutions that provides a suite of tools to improve the speed and reduce the cost of transactions on the Ethereum network. MATIC is the Crypto Asset that powers the Polygon network, a cutting-edge technology that makes Ethereum transactions up to 10,000x cheaper. Compared to Ethereum’s 15 to 45 transactions per second, Polygon is able to process up to 65,000 transactions per second at a fraction of the cost. With scalability being the most significant bottleneck to Ethereum’s growth, solutions like Polygon have risen to prominence.

Polygon is a user-friendly gateway to the Ethereum network that has become home to a rich application ecosystem as users and developers seek to reap the benefits of the Ethereum ecosystem without suffering from its higher transaction fees and slower transaction processing time. Polygon can help blockchain applications like Decentralized Finance (DeFi), Non-Fungible Tokens (NFTs), and gaming reach their full potential. Additionally, a number of non-crypto companies across various industries have chosen to enter Web3 through the Polygon network. These include, but are not limited to, Starbucks, Reddit, Meta, and Robinhood.

Holders can also “stake” MATIC, which helps to secure the network by participating in the validation of transactions, thereby earning staking rewards for the holder. Polygon’s infrastructure also allows applications to interact with each other seamlessly, fostering interoperability.

Solana (SOL)

Solana is a decentralized blockchain network with a focus on secure, low-fee, high-speed transactions that are paid for using the SOL, or the Solana blockchain’s native Crypto Asset. By leveraging Proof-of-History (PoH) and other breakthrough innovations, Solana allows for greater throughput than many other blockchains, with the ability to scale at the rate of Moore's Law. Solana, like Ethereum, is home to several use cases including gaming, decentralized finance (DeFi), and non-fungible token (NFT) marketplaces.

Among the risks that attend Solana is that its development was initially backed by a comparatively small number of entities, which have comparatively larger stakes in Solana than single entities do in, for instance, Ethereum. In 2022, for instance, one of the entities that was an early supporter of Solana - FTX Limited -- went bankrupt, which had significant negative ramifications for the Solana network.

Polkadot (DOT)

Polkadot is a proof-of-stake blockchain that leverages a newer infrastructure design to that of Solana’s and Ethereum’s. For purposes of enhanced performance, Polkadot splits up the workload by hosting various independent blockchains on top of one central blockchain, known as the Relay Chain. The purpose of the Relay Chain is to provide ecosystem support, notably in terms of security and interoperability.

Litecoin (LTC)

Litecoin was launched in October 2011. Derived from Bitcoin’s original code, the main modifications to the Litecoin Blockchain were a shorter time between blocks, (2.5 minutes versus 10 minutes for Bitcoin), a larger total supply of Crypto Assets (84 million versus 21 million for Bitcoin), and a different Mining hashing algorithm (scrypt versus Bitcoin’s SHA-256), which was developed to discourage large-scale Mining. In general, Litecoin was designed to facilitate small payments in a faster and cheaper fashion compared to Bitcoin. As one of the first Blockchains developed after Bitcoin, Litecoin has strong brand recognition in the crypto community.

Avalanche (AVAX)

Avalanche is a blockchain ecosystem that is home to several applications across a variety of use cases including, but not limited to, gaming and decentralized finance. Avalanche’s design makes it relatively easy for developers to deploy applications to and from Ethereum. Avalanche was designed to be a faster and cheaper alternative to other blockchains for purposes of a better user and developer experience. For example, the network leverages its different built-in blockchains for enhanced transaction speeds at economically feasible costs. To that end, some of its built-in blockchains are dedicated to specific use cases and/or applications to avoid network congestion the popularity of other applications can cause.

Uniswap (UNI)

Uniswap is a leading decentralized exchange (DEX) for Crypto Assets that is built on the Ethereum network. Uniswap’s automated platform lets traders exchange Crypto Assets in the same way they do on centralized exchanges, like Coinbase, but without the involvement of a centralized third party. Additionally, Uniswap’s decentralized structure allows any individual to act as a market maker and provide liquidity on the platform, earning passive income. To make a transaction, users simply send Crypto Assets from their crypto accounts and receive their desired Crypto Assets in return — all while paying a fee that is typically lower than that of a centralized exchange, like Coinbase. Uniswap issued its own Crypto Asset, called UNI, in September 2020. Holding UNI gives the holder a vote in Uniswap’s governance decisions, such as fee structures and how to deploy the exchange’s treasury. UNI can also be traded as an asset in its own right.

Chainlink (LINK)

Chainlink is a network that connects smart contracts with real world data. Blockchain networks are unaware of what happens outside of those networks, and therefore whenever a Blockchain application needs to interact with external data, it needs a reliable data source to do so. These data sources are known in the industry as Oracles. Relying on one Oracle creates a single point of failure, and Chainlink aims to solve this issue by providing a decentralized network of multiple Oracles that can evaluate the same data. The accuracy of this data can be important if this data is used to trigger activity on a smart contract or other Blockchain application. Chainlink provides price reference data feeds for DeFi, and also allows users to create their own Oracle networks. Larger enterprises can also use Chainlink to sell their data to smart contracts that need them to trigger a certain condition. Current use cases for Chainlink include stableCrypto Assets, decentralized lending and borrowing, and asset management.

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

Foreign Considerations

Our primary place of business and market of operation is the United States. We may, however, also be subject to a variety of foreign laws and regulations that involve matters central to our business. These could include, for example, regulations related to privacy, Blockchain technology, data protection, and intellectual property, among others. In certain cases, foreign laws may be more restrictive than those in the United States. Although we believe we are operating in compliance with the laws and regulations of jurisdictions in which we operate, foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. As a result, Crypto Asset networks, Blockchain technologies, and coin and token offerings such as those we are involved in face an uncertain regulatory landscape in many foreign jurisdictions, including but not limited to the European Union, China and Russia. Other foreign jurisdictions may also, in the near future, adopt laws, regulations or directives that affect Portfolio Crypto Assets and the Shares. Please refer to “Item 1A. Risk Factors—Risk Related to Regulatory and Compliance” for additional discussion of the effect of existing or probable governmental regulations on the Trust’s operations.

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

Taxation of Operations

Gains and Losses from Crypto Asset Transactions. The Trust expects to deal with its Crypto Assets as a trader or investor (generally, a person that buys and sells property for its own account for purposes of investment) and not as a dealer (generally, a person that buys from and sells property to customers with a view to the gains from those transactions). Accordingly, except as discussed below, the Trust generally expects that gains and losses recognized on the sale of its Crypto Assets will be capital gains and losses, which will be long-term or short-term depending, in general, on the length of time it held the Crypto Assets and, in some cases, the nature of the transactions. Without limiting the foregoing, each delivery or sale of Portfolio Crypto Assets for purposes of rebalancing the Trust’s Portfolio Crypto Assets to track the Index will be a taxable event for Shareholders. In addition, each sale of Portfolio Crypto Assets by the Trust to pay the Management Fee and/or any Organizational Expenses will be a taxable event for Shareholders.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in “Item 1A. Risk Factors.” These risks include the following:

•
investing in Crypto Assets generally is speculative, and the Portfolio Crypto Assets of the Trust are subject to volatile price fluctuations which can negatively impact Shares of the Trust;
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
•
the value of the Trust’s Crypto Assets are dependent, directly or indirectly, on prices established by exchanges and other trading venues, which are new and, in most cases, largely unregulated;
•
there are uncertainties related to the regulatory regimes governing Blockchain technologies, Crypto Assets and new regulations, and interpretations or policies may materially adversely affect the value of Portfolio Crypto Assets and the Shares;
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
•
for a variety of factors, the long-term viability of Crypto Assets is unknown, and this could negatively impact the value of the Portfolio Crypto Assets and the commercial success of the Trust;
•
Shareholders are expected to rely entirely on the Sponsor to conduct and manage the affairs of the Trust and will not be able to actively participate in management; and
•
the Trust is a passive investment vehicle and the Sponsor will generally not actively manage the Crypto Assets held by the Trust; instead the Trust will hold investments that track the Index regardless of current or projected performance of the Index or of the actual Portfolio Crypto Assets held.

Risks Related to Crypto Assets

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

The Portfolio Crypto Assets rely on Blockchains for records of ownership. As a result, the Portfolio Crypto Assets are subject to a number of reliability and security risks attendant to Blockchain and distributed ledger technology, including malicious attacks seeking to identify and exploit weaknesses in the software. Some of these known risks include:

•
“51% attacks,” which occur when an attacker controls a majority of computing power or staked Crypto Assets necessary to validate transactions on a Blockchain, giving the attacker a majority of the validation power on the network. Miners or Validators on Blockchains who successfully obtain this validation power—either individually or as part of a “Mining pool” or group of validators—may block other users’ transactions or make it appear as though they still have Crypto Assets that have been spent, which is known as a “double-spend attack,” or otherwise change the order of transactions. A 51% attack may also allow an attacker to use its monopoly over new blocks to “censor” other user transactions by actively preventing them from being written to the Blockchain. Any such attack on the Blockchains could result in the loss of Portfolio Crypto Assets or their valuation.
•
A "Sybil attack" occurs when a single entity or a concentrated number of entities attempt to gain a larger influence ont he Blockchain by creating multiple identities (or Sybil identities) that appear to be unqiue. This puts the reputation of the Blockchain at risk. A Blockchain's failure to be Sybil-resistant can lead to 51% attacks.
•
A “Finney attack” occurs when an attacker mines a block but does not announce it to the network. In this case, a Miner can double-spend Crypto Assets by sending them to another user in a legitimate transaction and then create a valid new block with a double-spend of those same Crypto Assets; for the attack to be successful, this block must be released so that it is added to the Blockchain before the target user’s legitimate transaction. Once the block the attacker mines is accepted, the legitimate transaction will not be accepted and the honest user will not receive the Crypto Assets, thereby being out of a payment. Typically, developers and users who accept “quick transactions” (transactions that are accepted before the counterparty can confirm that the transaction has been written to the correct version of the Blockchain) when accepting payment on the network are vulnerable to this type of attack. These attacks can be avoided by requiring that several additional network operations be written to the Blockchain after any transaction before considering that transaction complete; however, developers may be incentivized not to do so to allow for quicker processing of network operations on their application.

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

The networks underlying the Portfolio Crypto Assets rely on software that is highly complex. Any errors, bugs or defects discovered in the software on which these networks rely could result in harm to the reputations of these networks, loss of developers or users on those networks, and, in turn, loss in value of Portfolio Crypto Assets and the Shares. In the past, for example, flaws in the source code for Crypto Assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ Crypto Assets. In addition, the cryptography underlying a Crypto Asset held by the Trust could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the Crypto Assets held by the Trust, which would adversely affect an investment in the Shares.

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

The Blockchains on which ownership of Portfolio Crypto Assets are recorded are dependent on the efforts of third parties acting in their capacity as the Blockchain transaction Miners and/or Validators, and if these third parties fail to successfully perform these functions, the operation of the Blockchains that record ownership of Portfolio Crypto Assets could be compromised.

Blockchain Miners and/or Validators maintain the record of ownership of Portfolio Crypto Assets. If these entities suffer from cyberattacks or other security incidents (whether from hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, the inadvertent transmission of computer viruses or other malware, other forms of malicious attacks, malfeasance or negligent acts of its personnel, or via other means, including phishing attacks and other forms of social engineering), or for financial or other reasons cease to perform these functions, the functioning of the Blockchains on which the ownership of Portfolio Crypto Assets is recorded and the valuation based may be jeopardized. Any such interruption could result in impermissible transfers of Portfolio Crypto Assets and/or loss of Portfolio Crypto Assets and/or their value.

In addition, over the past several years, Crypto Asset Mining operations have evolved from individual users Mining with computer processors, graphics processing units and first-generation application specific integrated circuit (“ASIC”) machines to “professionalized” Mining operations using proprietary hardware or sophisticated machines. If the profit margins of Crypto Asset Mining operations are not sufficiently high, Crypto Asset Miners are more likely to immediately sell tokens earned by Mining, resulting in an increase in liquid supply of that Crypto Asset, which would generally tend to reduce that Crypto Asset’s market price.

Additionally, crypto Mining entities may encounter financial difficult and have to cease or curtail operations, which could result in a reduction of the “hash power” dedicated to mining a particular Crypto Asset, which could reduce that asset’s security and potentially reduce the price of a related Crypto Assets.

Finally, a significant amount of capital staked in proof of stake Blockchains may be from centralized entities including centralized exchanges, like Coinbase. In the event that such centralized entities find themselves in financial and/or legal difficulties, staked capital (in the form of Crypto Assets) could be at risk of being sold off and/or being tied up in litigation, which could materially harm the value of Crypto Assets or interfere with certain activities. For example, in November 2022, the centralized exchange FTX filed for bankruptcy and halted user withdrawals of Crypto Assets.

The technology underlying Crypto Asset and Blockchain technology is subject to a number of known and unknown technological challenges and risks that may prevent wide adoption and use of the Portfolio Crypto Assets, which may negatively affect the value of Portfolio Crypto Assets and the Shares.

The Blockchain technology used in connection with Portfolio Crypto Assets, which is sometimes referred to as “distributed ledger technology,” is a relatively new, untested and evolving technology. It represents a novel combination of several concepts, including a publicly available database or ledger that represents the total ownership of the currency at any one time, novel methods of authenticating transactions using cryptography across distributed network nodes that permit decentralization by eliminating the need for a central clearing-house while guaranteeing that transactions are irreversible and consistent, differing methods of incentivizing this authentication (for example, the issuance of new Crypto Assets for each new block as a reward for the Validator on PoS Blockchains or for the Miner or PoW Blockchains), and hard limits on the aggregate amount of currency that may be issued. As a result of the new and untested nature of Crypto Assets and Blockchain technology, the Portfolio Crypto Assets are vulnerable to risks and challenges, both foreseen and unforeseen. Examples of these risks and challenges include:

•
Scalability is a challenge for platforms working with large Blockchains, because the addition of records to a Blockchain requires the network to achieve consensus through a transaction validation mechanism, which often can involve redundant and extensive computation, processing of transactions is slower than that achieved by a central clearing-house, and delays and bottlenecks in the clearance of transactions may result as the Crypto Asset expands to a greater number of users.
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
•
Generally, blocks cannot be removed from a Blockchain, but during the validation process for large Blockchains, competing Blockchains may arise with respect to the last few blocks on the Blockchain. As a result, a block is often not considered to be irreversible on the Blockchain until several additional blocks have been added to it and occasionally blocks with a handful of confirmations can be dropped and modified.
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

Although there may be solutions that have been proposed and implemented to these and other challenges facing various Crypto Assets, the effectiveness of these solutions has not been proven. Further, other challenges may arise in the future that we cannot predict. For example, advances in cryptography and/or technical advances, such as the development of quantum computing, could present risks to the Blockchains on which ownership of the Portfolio Crypto Assets is recorded and the Portfolio Crypto Assets by undermining or vitiating the cryptographic consensus mechanism that underpins the Blockchain protocols. Similarly, legislatures and regulatory agencies could prohibit the use of current and/or future cryptographic protocols which could limit the utility and value of the Portfolio Crypto Assets and, in turn, the Shares, resulting in a significant loss of value or the termination of Portfolio Crypto Assets. Accordingly, the further development and future viability of Crypto Assets in general or specific Crypto Assets, such as the Portfolio Crypto Assets, is uncertain, and unknown challenges may prevent their wider adoption.

The technology underlying Crypto Assets and Blockchain technology is subject to a number of industry-wide challenges and risks relating to consumer acceptance of Blockchain technology. The slowing or stopping of the development or acceptance of Blockchain networks and Blockchain assets would have an adverse material effect on the value of the Portfolio Crypto Assets and the Shares.

The growth of the Blockchain industry in general, as well as the Blockchain networks on which the Portfolio Crypto Assets will rely, is subject to a high degree of uncertainty regarding consumer adoption and long-term development.

The factors affecting the further development of Crypto Assets and the Crypto Asset industry, as well as Blockchain networks, include, without limitation:

•
worldwide growth in the adoption and use of Crypto Assets and other Blockchain technologies;
•
government and quasi-government regulation of Crypto Assets and their use, or restrictions on or regulation of access to and operation of Blockchain networks or similar systems;
•
the maintenance and development of the open-source software protocol of Blockchain networks;
•
changes in consumer demographics and public tastes and preferences;
•
the availability and popularity of other forms or methods of buying and selling goods and services, or trading assets including new means of using government-backed currencies or existing networks;
•
the extent to which current interest in Crypto Assets represents a speculative “bubble”;
•
general economic conditions in the United States and the world;
•
the regulatory environment relating to Crypto Assets and Blockchains; and
•
a decline in the popularity or acceptance of Crypto Assets or other Blockchain-based tokens.

Crypto Asset industries have been characterized by rapid changes and innovations and are constantly evolving. Although they have experienced significant growth in recent years, the slowing or stopping of the development, general acceptance and adoption and usage of Blockchain networks and Blockchain assets may negatively affect the value of Portfolio Crypto Assets and the Shares.

For example, in November 2022, FTX and several of its affiliates filed for bankruptcy. Even if there is no direct material impact on our business from such bankruptcies, we have been and may continue to be impacted indirectly. Following these events, users’ confidence in trading of cryptocurrency has decreased and the crypto asset market has experienced negative publicity and extreme price volatility. These events have negatively impacted a number of other entities in the crypto asset industry as well as the liquidity of certain crypto assets. Continued price volatility, as well as negative publicity and a lack of standardized regulation in the crypto asset market, has negatively affected and may continue to negatively affect several other entities in the crypto asset industry and overall crypto market confidence. Such decrease in confidence in crypto assets has had and may continue to have a negative impact on our business. If the liquidity of the crypto asset markets continues to be negatively impacted by these events, crypto asset prices may continue to experience significant volatility and confidence in crypto asset markets may be further undermined. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to us or on the crypto asset industry as a whole.

In addition, the creation of Crypto Assets as a medium of exchange is not the sole purpose of some networks on which Portfolio Crypto Assets are used. The Ethereum network, for example, is a digital decentralized ledger protocol that powers smart contracts. The differing focus of any such Crypto Asset could affect its growth and acceptance by users, which may negatively affect its expansion and an investment in the Shares.

The Blockchain network on which ownership and transfer of Portfolio Crypto Assets are recorded utilizes code that is subject to change at any time. These changes may negatively affect the value of the Portfolio Crypto Assets and the Shares.

In addition to the aforementioned risks regarding development and acceptance of Blockchain networks or the price of Blockchain assets that may negatively affect the Blockchain networks that record ownership of the Portfolio Crypto Assets, other changes such as upgrades to these Blockchains, Hard Forks, or a change in how transactions are confirmed on these Blockchains may have unintended, adverse effects. These changes may occur at any time and may cause problems with the Blockchain networks that record the ownership of the Portfolio Crypto Assets. Any such changes could, as a result, negatively affect the value of the Portfolio Crypto Assets and the Shares.

Changes in the governance of a Crypto Asset's Blockchain network may not receive sufficient support from users, Validators and/or Miners, which may negatively affect that Blockchain network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Bitcoin network, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized Crypto Asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized Crypto Asset networks, such as the Bitcoin network, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and Validators or Miners adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant Crypto Asset. As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on Crypto Asset networks. This could, in turn, have a materially negative effect on the value of the Portfolio Crypto Assets and the Shares.

The long-term viability of Crypto Assets is unknown, and this could negatively impact the value of Crypto Assets.

Crypto Assets are a new and relatively untested product. There is considerable uncertainty about their long-term viability, which could be affected by a variety of factors, including many market-based factors such as economic growth, inflation, and others. In addition, the success of Crypto Assets will depend on the long-term utility and economic viability of Blockchain and other new technologies related to Crypto Assets. Due in part to these uncertainties, the price of Crypto Assets is volatile and Crypto Assets may be hard to sell. The Trust and the Sponsor do not control any of these factors, and therefore may not be able to control the ability of any Crypto Asset to maintain its value.

The growth of this industry in general, and the use of Crypto Assets in particular, are subject to a high degree of uncertainty. The factors affecting the further development of this industry, as well as the Trust, include:

•
continued worldwide growth in the adoption and use of Crypto Assets;
•
general economic conditions, as well as government and quasi-government regulation of Crypto Assets and their use, or restrictions on or regulation of access to and operation of Crypto Asset trading systems;
•
changes in consumer demographics and public preferences;
•
the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using government-issued currencies; and
•
negative consumer sentiment and perception of Crypto Assets.

Blockchain networks face significant scaling challenges and efforts to increase the volume of transactions may not be successful.

Many Blockchains face significant scaling challenges due to the fact that public Blockchains generally face a tradeoff regarding security and scalability. One means through which public Blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given Blockchain is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given Blockchain is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a Blockchain may be limited in the number of transactions it can process by the capabilities of each single fully participating node, and in an effort to increase the volume of transactions that can be processed on a given Blockchain, many Blockcahins are being upgraded with various features to increase the speed and throughput of Crypto Asset transactions.

As corresponding increases in throughput lag behind growth in the use of Blockchain networks, average fees and/or settlement times may increase considerably. For example, the number of transactions on the Bitcoin and Ethereum network has previously led to increased transaction fees. Increased fees and decreased settlement speeds could preclude certain uses for Crypto Assets (e.g., micropayments), and could reduce demand for, and the price of, Crypto Assets, which could adversely impact the value of the Shares.

Many developers are actively researching and testing scalability solutions for public Blockchains that do not necessarily result in lower levels of security or decentralization. However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of the Bitcoin Network and Ethereum Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Security threats could result in a loss of the Trust’s Crypto Assets and adversely affect an investment in the Trust.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the Crypto Asset exchange markets. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm the Trust’s operations or result in loss of the Trust’s Crypot Assets. Any breach of the Sponsor’s infrastructure could result in damage to its reputation which could adversely affect an investment in the Trust. Furthermore, as the Trust’s assets grow, it may become a more appealing target for security threats such as hackers and malware.

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

Crypto Assets are subject to volatile price fluctuations which can impact investments in the Trust.

Prices of Crypto Assets have fluctuated widely for a variety of reasons including uncertainties in government regulation and may continue to experience significant price fluctuations. Since the inception of the Trust, volatility has had a significant impact on the fair market value of the Portfolio Crypto Assets, to date resulting in a large positive change in the Trust’s net realized and unrealized gain on investment in Crypto Assets, but also periods of significant negative changes. For example, the average price of Bitcoin, the Trust’s primary Portfolio Crypto Asset, increased from an average of $8,119.40 a Bitcoin during the period from November 22, 2017 (the inception of the Trust) to December 31, 2018 to an average of $11,107.74 a Bitcoin during the period from January 1, 2020 to December 31, 2020 to an average of $47,422.06 a Bitcoin during the period from January 1, 2021 to December 31, 2021 to an average of $28,197.75 per Bitcoin during the period from January 1, 2022 to December 31, 2022. There can be no assurance, however, that ongoing volatility will continue to positively impact the value of the Portfolio Crypto Assets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Portfolio Crypto Asset Prices.”

Several factors may affect the price of Crypto Assets, including:

•
Total Crypto Assets in existence;
•
Global Crypto Assets supply and demand;
•
Investors’ expectations with respect to the rate of inflation of fiat currencies;

•
Currency exchange rates;
•
Interest rates;
•
Crypto Asset market fragmentation and consolidation;
•
Fiat currency withdrawal and deposit policies of Crypto Asset exchanges and liquidity of such exchanges;
•
Interruptions in service from or failure of major Crypto Asset exchanges;
•
Cyber theft of Crypto Assets from online Crypto Asset wallet providers, or news of such theft from such providers, or theft from individual Crypto Asset wallets;
•
Investment and trading activities of hedge funds and other large Crypto Asset investors;
•
Monetary policies of governments, trade restrictions, currency devaluations and revaluations;
•
Regulatory measures, if any, that restrict or facilitate the ability to buy, sell or hold Crypto Assets or use Crypto Assets as a form of payment;
•
Availability and popularity of businesses that provide Crypto Asset-related services;
•
Maintenance and development of the open-source software protocol of the Crypto Asset network;
•
Increased competition from other forms of Crypto Assets or payments services;
•
Global or regional political, economic or financial events and uncertainty;
•
Manipulative trading activity on Crypto Asset exchanges, which are largely unregulated;
•
The adoption of such Crypto Assets as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the applicable Crypto Asset;
•
Forks in the applicable Crypto Asset network;
•
Consumer preferences and perceptions of such Crypto Asset specifically and Crypto Assets generally;
•
An active derivative market for such Crypto Asset or for Crypto Assets generally;
•
Fees associated with processing a transaction of such Crypto Asset and the speed at which such transactions are settled; and
•
Decreased confidence in Crypto Asset exchanges due to the unregulated nature and lack of transparency surrounding the operations of Crypto Asset exchanges.
•
The failure or bankruptcy of infrastructure providers to the Crypto Asset ecosystem, including miners, banks, trading firms, prime brokerages, lending firms and other service providers.

If Crypto Asset markets continue to be subject to sharp fluctuations, Shareholders may experience losses as the value of the Trust’s investments decline. Even if Shareholders are able to hold their Shares in the Trust for the long-term, their Shares may never generate a profit, since Crypto Asset markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations. In addition, Shareholders should be aware that there is no assurance that Crypto Assets will maintain their long-term value in terms of future purchasing power.

If a Shareholder contributes to the Trust in Crypto Assets, the number of Shares the Shareholder ultimately receives will depend on the value of the Crypto Assets at the time of admission to the Trust. Shareholders are admitted periodically. There may be considerable differences in the value of a Crypto Asset from the time the Crypto Asset is contributed by a Shareholder to the Trust (or its agent) and the time the Crypto Asset is valued for purposes of determining the number of Shares received. For the avoidance of doubt, if the value of a Crypto Asset declines after a Shareholder contributes the Crypto Asset and before the Crypto Asset is valued, the number of Shares the Shareholder receives may decline, potentially significantly. All Crypto Assets will be valued in accordance with the

Trust’s valuation policies and procedures at the time of the valuation. The functional currency of the Trust is U.S. dollars.

Transactions in Crypto Assets may be irreversible even if they are fraudulent or accidental transactions.

Transactions in Crypto Assets may be irreversible, and, accordingly, losses due to fraudulent or accidental transactions may not be recoverable. If there is an error and a transaction occurs with the wrong account, to the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Crypto Assets through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred Crypto Assets. To the extent that the Trust is unable to seek redress for such error or theft, such loss could result in the total loss of a Shareholder’s investment in the Trust.

The Shareholder is solely responsible for providing the Trust or its agent with accurate information with respect to its digital wallet and sending the Shareholder’s contributions to the Trust’s correct digital wallet address. If a Shareholder’s contributions are sent to the wrong wallet address or are not delivered to the Trust, the Trust will have no liability to the Shareholder. If information provided by a Shareholder proves incorrect, and as a result, Crypto Assets are not delivered to the Trust, the Trust will have no liability to the Shareholder for the Trust’s good faith reliance on such misinformation.

The market for Crypto Assets is characterized by shallow trade volumes, extreme hoarding, low liquidity and high bankruptcy risk.

By some comparisons, the market for Crypto Assets, by trade volume, is very shallow. Many coins may also be hoarded by a few owners. Ownership concentration can be high which creates greater market liquidity risk as large blocks of Crypto Assets are difficult to sell in a timely and market-efficient manner and well-connected customers can gain preferential treatment in order execution. The daily trade volume of Crypto Assets is a fraction of total Crypto Assets mined. The lack of a robust and regulated derivatives market for most Crypto Assets means that market participants do not have a broad basket of tools at their disposal, making hedging difficult.

Crypto Assets can be subject to permanent loss due to unsecure local storage sites, malware and data loss.

Similar to fiat currencies, Crypto Assets are susceptible to theft, loss and destruction. Destruction of the physical media storing private keys can result in a total and permanent loss of the Crypto Asset from the market. While traditional financial products have strong consumer protections, there is no intermediary that can limit consumer loss in connection with Crypto Assets.

Certain Crypto Assets may rely on a public or third-party Blockchain and the success of such Blockchain may have a direct impact on the success and value of Crypto Assets held by the Trust.

Some Crypto Assets are built on existing third-party Blockchains and are partly dependent on the effectiveness and success of such Blockchains, as well as the success of other Blockchain and decentralized data storage systems that are being used by the issuer of the Crypto Assets. There is no guarantee that any of these systems or their sponsors will continue to exist or be successful. This could lead to disruptions of the operations of the Trust and could negatively affect the Shares.

Crypto Assets held by the Trust may be negatively affected by technological advances that undermine the cryptographic consensus mechanism underpinning Blockchain and distributed ledger protocols.

Advances in cryptography or technical advances such as the development of quantum computing could present risks to the viability of Crypto Assets and the Trust by undermining or vitiating the cryptographic consensus mechanism that underpins Blockchain and distributed ledger protocols. Similarly, legislatures and regulatory agencies could prohibit the use of current and/or future cryptographic protocols which could limit the use of Crypto Assets, resulting in a significant loss of value of the Shares.

The value of Crypto Assets may be subject to momentum pricing and therefore, an inaccurate valuation.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. The price of a Crypto Asset is determined primarily using data from various currency exchanges, over-the-counter markets, and derivative platforms. Momentum pricing of Crypto Assets has resulted, and may continue to result, in speculation regarding future appreciation in the value of Crypto Assets, thereby inflating and making more volatile the price of such Crypto Assets. Crypto Assets that lead the market are subject to even more speculation. Generally, the Trust tracks the Index and therefore largely invests in the top 10 Crypto Assets in the Crypto Asset market and therefore is susceptible to increased price fluctuations in part from momentum pricing.

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

Competition from the emergence or growth of other Crypto Assets or methods of investing in Crypto Assets could have a negative impact on the price of Portfolio Crypto Assets and adversely affect the value of the Shares.

Shareholders may invest in Crypto Assets through means other than the Shares, including through direct investments in Crypto Assets and other potential financial vehicles, possibly including securities backed by or linked to one or more Crypto Assets and Crypto Asset financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in such Crypto Asset directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent Crypto Asset financial vehicles other than the Trust tracking the price of one or more Crypto Assets are formed and represent a significant proportion of the demand for any particular Crypto Asset, large purchases or redemptions of the securities of these Crypto Asset financial vehicles, or private funds holding such Crypto Asset, could negatively affect the any of the Crypto Asset reference rates, the Crypto Asset holdings, the price of the Shares, the NAV and the NAV Per Share.

Failure of funds that hold Crypto Assets or that have exposure to Crypto Assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Shares.

There have been a growing a number of attempts to list on national securities exchanges the shares of funds that hold Crypto Assets or that have exposures to Crypto Assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for Crypto Assets and related products. While the SEC gave approval to the first set of funds linked to Crypto Asset derivatives with the launches of the ProShares Bitcoin Strategy ETF (BITO), Valkyrie Bitcoin Strategy ETF (BTF), and VanEck Bitcoin Strategy ETF (XBTF) in the fourth quarter of 2021, the SEC previously denied repeated requests for funds that hold Crypto Assets or that have exposures to Crypto Assets through derivatives, including a request submitted in connection with a fund operated by the Sponsor. The exchange listing of shares of Crypto Asset funds would create more opportunities for institutional and retail investors to invest in the Crypto Asset market. If exchange-listing requests are not ultimately approved by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for Crypto Assets generally and therefore adversely affect the value of the Shares.

The value of the Trust’s Crypto Assets is dependent, directly or indirectly, on prices established by Crypto Assets exchanges and other Crypto Assets trading venues, which are new and, in most cases, largely unregulated.

Crypto Asset exchanges and other trading venues on which Crypto Assets trade are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for securities, derivatives and other currencies. Much of the daily trading volume of Crypto Assets is conducted on poorly capitalized, unregulated, unaudited and unaccountable exchanges located outside of the United States where there is little to no regulation governing trading. Such exchanges may engage in unethical practices that may have a significant impact on Crypto Asset pricing, such as front-running, wash trades and trading with insufficient funds. To the extent that the Crypto Asset exchanges or other Crypto Asset trading venues are involved in fraud or experience security failures or other operational issues, this could result in a reduction in the Crypto Asset market prices and adversely affect an investment in the Trust. The SEC, in March 2017, stated that Crypto Asset exchanges currently lack the ability to enter into surveillance-sharing agreements with significant, regulated markets for trading in Crypto Assets thereby lacking the ability to detect and deter price manipulation. Although there has been improvement on this front with the self-certification of certain Bitcoin futures contracts resulting in information sharing agreements between certain futures markets and several Crypto Asset exchanges, regulators still lack the ability to surveil many Crypto Asset exchanges. In addition, users transacting on Crypto Asset trading platforms do not receive many of the market protections that they would when transacting through broker-dealers on registered securities exchanges or alternative trading systems, such as best execution, prohibitions on front running, short sale restrictions, and custody and capital requirements.

During the past few years, a number of Crypto Asset exchanges have been closed due to fraud, business failure or security breaches. In many of these instances, the customers of the closed Crypto Asset exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Crypto Asset exchanges.

Crypto Asset prices on public Crypto Asset exchanges have been volatile and subject to influence by many factors including the levels of liquidity on the exchanges specifically and on the Crypto Asset exchange market generally. Even the largest exchanges have been subject to operational interruption (e.g., thefts of Crypto Assets from operational or “hot” wallets, suspension of trading on exchanges due to distributed denial of service attacks by hackers and/or malware and bankruptcy proceedings or cessation of services by exchanges), limiting the liquidity of Crypto Assets on the affected Crypto Asset exchange and resulting in volatile prices and a reduction in confidence in the Crypto Asset exchange market generally. The price of Crypto Assets on public exchanges may also be impacted by policies on or interruptions in the deposit or withdrawal of fiat currency into or out of larger Crypto Asset exchanges.

On large Crypto Asset exchanges, users may buy or sell Crypto Assets for fiat currency or transfer Crypto Assets to other wallets. Operational limits (including regulatory, exchange policy or technical or operational limits) on the size or settlement speed of fiat currency deposits by users into Crypto Asset exchanges may (1) reduce demand on such exchanges, resulting in a reduction in the Crypto Asset price on such exchange or (2) reduce supply on such exchanges, potentially resulting in a temporary increase in the Crypto Asset price on such exchange during the existence of such operational limits. To the extent that fees for the transfer of Crypto Assets either directly or indirectly occur between Crypto Asset exchanges, the impact on Crypto Asset prices of operation limits on fiat currency deposits and withdrawals may be reduced by “exchange shopping” among Crypto Asset exchange users. For example, a delay in U.S. Dollar withdrawals on one site may temporarily increase the price on such site by reducing supply (i.e., sellers transferring Crypto Assets to another exchange without operational limits in order to settle sales more rapidly), but the resulting increase in price will also reduce demand because bidders on Crypto Assets will follow increased supply on other Crypto Asset exchanges not experiencing operational limits. To the extent that users are able or willing to utilize or arbitrage prices between more than one Crypto Asset exchange, exchange shopping may mitigate the short-term impact on and volatility of Crypto Asset prices due to operational limits on the deposit or withdrawal of fiat currency into or out of larger Crypto Asset exchanges.

These risks also apply to other Crypto Asset trading venues, including over-the-counter markets and derivatives platforms, which may be used by public Crypto Asset exchanges and therefore by the Sponsor in calculating the net asset value of the Trust.

The Trust is designed to have limited exposure to individual trading venue interruptions by using multiple data sources and liquidity providers. Despite efforts to ensure accurate pricing, the Trust, and the price of Crypto Assets generally, remains subject to volatility experienced by the Crypto Asset exchanges and other Crypto Asset trading venues. Such volatility can adversely affect an investment in the Trust. The value of Crypto Assets is also dependent on the availability of exchanges on which to buy and sell such assets. If exchanges for Crypto Assets became increasingly sparse, then there would be a material adverse impact on the value of Crypto Assets and an investment in the Trust.

Crypto Assets have vulnerabilities which may adversely affect their value.

Instability in the Crypto Asset exchange market and the closure or temporary shutdown of Crypto Asset exchanges due to fraud, business failure, hackers, malware, or government-mandated regulation may reduce confidence in the Crypto Asset exchange market and result in greater volatility in Crypto Asset prices. Since the Index uses Crypto Asset prices published on public Crypto Asset exchanges, the failure, closure, or manipulation of such exchanges could adversely affect an investment in the Trust which relies on the Index for its investment strategy.

A temporary or permanent “fork” could adversely affect the value of the Shares.

Many Crypto Asset networks operate using open-source protocols, meaning that any user can download the software, modify it and then propose that the users, Validators and Miners of the Crypto Asset adopt the modification. When a modification is introduced and a substantial majority of users, Validators and Miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and Miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be a Hard Fork, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the Crypto Asset running in parallel, yet lacking interchangeability.

Forks may also occur as a network community’s response to a significant security breach. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users, Validators and Miners abandoning the Crypto Asset with the flawed software. It is possible, however, that a substantial number of users, Validators and Miners could adopt an incompatible version of the Crypto Asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork.

Furthermore, a Hard Fork can lead to new security concerns, as a result of, for example, inherent decrease in the level of security due to significant amounts of Mining power (PoW) or stated capital (PoS) remaining on one network or migrating instead to the new forked network. After a Hard Fork, it may become easier for an individual Miner or Mining pool’s hashing power to exceed 50% of the processing power of the Crypto Asset network that retained or attracted less Mining power, thereby making Crypto Assets that rely on PoW more susceptible to attack. A future fork in the network of a Portfolio Crypto Asset could adversely affect the value of the Shares or the ability of the Trust to operate. In addition, after a Hard Fork, it may become easier for Validators to perform a 51% attack on the PoS Blockchain that retained or attracted less staked capital, thereby also making Crypto Assets that rely on PoS susceptible to attacks.

Banks may not provide banking services, or may cut off banking services, to businesses that provide Crypto Asset-related services or that accept Crypto Assets as payment.

The inability or difficulty of securing banking services could damage the public perception of Crypto Assets and the utility of Crypto Assets as a payment system. It could also decrease the price of Crypto Assets and adversely affect an investment in the Trust.

A number of companies that provide Crypto Asset-related services have been unable to find banks that are willing to provide them with bank accounts and banking services. Similarly, a number of such companies have had their existing bank accounts closed by their banks. Banks may refuse to provide bank accounts and other banking services to Crypto Asset-related companies or companies that accept Crypto Assets for a number of reasons, such as perceived compliance risks or costs. If the Sponsor or the Trust is unable to secure bank accounts or banking services, it could have a material adverse effect on the Sponsor’s ability to manage the Trust and the ability of the Trust to continue operations.

The impact of geopolitical events on the supply and demand for Crypto Assets is uncertain and may negatively impact investments in the Trust.

As an alternative to fiat currencies that are backed by central governments, Crypto Assets, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises, events and trends may motivate large-scale acquisitions or sales of Crypto Assets either globally or locally. Large-scale sales of Crypto Assets would result in a reduction in the value of Crypto Assets and adversely affect an investment in the Trust.

The further development and acceptance of the cryptographic and algorithmic protocols governing the issuance of and transactions in Crypto Assets , which represents a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate.

The use of Crypto Assets to, among other things, buy and sell goods and services, is part of a new and rapidly evolving industry that employs Crypto Assets based upon a computer-generated mathematical and/or cryptographic protocol. The growth of this industry in general, and the use of Crypto Assets in particular, are subject to a high degree of uncertainty. Many networks are still in the process of developing and making significant decisions, such as decisions that will affect policies that govern the supply and issuance of their respective Crypto Assets.

The factors affecting the further development of the industry, include, but are not limited to:

•
Continued worldwide growth in the adoption and use of Crypto Assets ;
•
Governmental and quasi-governmental regulation of Crypto Assets and their use, or restrictions on or regulation of access to and operation of Crypto Asset exchanges or similar Crypto Asset trading venues;
•
Changes in consumer demographics and public tastes and preferences;
•
The maintenance and development of the open-source software protocol of Crypto Asset exchanges;
•
The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•
General economic conditions and the regulatory environment relating to Crypto Assets; and
•
Negative consumer sentiment and perception of Crypto Assets generally.

The slowing or stopping of the development or acceptance of these protocols may adversely affect an investment in the Trust.

In addition, the open-source structure of many Crypto Asset Network protocols means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular Crypto Asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular network. A failure to properly monitor and upgrade the protocol of a particular Crypto Asset could damage that network, which could adversely affect the value of Portfolio Crypto Assets and the Shares.

Shareholders may not receive the benefits of any forks or Airdrops.

In addition to forks, a Crypto Asset may become subject to an Airdrop. In an Airdrop, the promotors of a new Crypto Asset announce to holders of another Crypto Asset that such holders will be entitled to claim a certain amount of the new Crypto Asset for free, based on the fact that they hold such other Crypto Asset. Shareholders may not receive the benefits of any forks, and the Trust may not choose, or be able, to participate in an Airdrop. There may be operational, securities law, regulatory, legal and practical issues with accepting such assets. Additionally, laws, regulation or other factors may prevent Shareholders from benefiting from such forks or Airdrops. For example, it may be illegal to sell or otherwise dispose of such assets, or there may not be a suitable market into which such assets can be sold (immediately after the fork or Airdrop, or ever).

In the event of a Hard Fork of the network of a Crypto Asset held by the Trust, the Sponsor will use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a Hard Fork affecting a Portfolio Crypto Asset, the Sponsor will use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of such network, is generally accepted as the network for such Crypto Asset and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of the relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of such Crypto Asset, users, services, businesses, Miners or Validators and other constituencies, as well as the actual continued acceptance of, Mining power on or Validator participation in, and community engagement with, the network of such Crypto Asset. There is no guarantee that the Sponsor will choose the Crypto Asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result.

Any name change and any associated rebranding initiative by the core developers of a Portfolio Crypto Asset may not be favorably received by the Crypto Asset community, which could negatively impact the value of such Crypto Asset and an investment in the Shares.

From time to time, Crypto Assets may undergo name changes and associated rebranding initiatives or changes in how such assets are used. We cannot predict the impact of any name change and any associated rebranding initiative on the relevant Crypto Asset. After a name change and an associated rebranding initiative, a Crypto Asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such Crypto Asset. The failure of any name change and any associated rebranding initiative by a Crypto Asset may result in such Crypto Asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of the relevant Crypto Asset and an investment in the Shares.

The Trust’s investments in Portfolio Crypto Assets may be illiquid.

It may be difficult or impossible for the Trust to sell Portfolio Crypto Assets. Crypto Assets are also often difficult to value and market prices for Crypto Assets have experienced significant volatility in comparison to more liquid investments in other asset classes, such as equities. This could adversely affect the price at which the Trust is able to sell Portfolio Crypto Assets, if it is able to do so at all.

The Trust purchases Crypto Assets from various counterparties and if one of these counterparties were to become insolvent or otherwise default on its obligations to the Trust, it could result in financial loss and business disruption.

The Trust purchases Crypto Assets from approved counterparties that include exchanges, electronic trading systems that seek liquidity from multiple trading venues, and market making firms known as “over the counter” or “OTC” trading desks. The Trust faces the risk that one or more of its institutional counterparties may fail to fulfill their contractual obligations to the Trust. For example, it is possible that a counterparty would not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss. Such “counterparty risk” is accentuated for Crypto Assets where the Trust has concentrated its transactions with a single or small group of counterparties. The Trust is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Moreover, the Trust has no internal credit function that evaluates the creditworthiness of its counterparties.

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

Currently, there is limited use of Crypto Assets in the retail and commercial marketplace in comparison to relatively extensive use by speculators, thus contributing to price volatility that could adversely affect an investment in the Trust.

As relatively new technologies and products, Blockchain networks and their native Crypto Assets have only recently become selectively accepted as a means of payment for goods and services by certain commercial outlets, and the use of Crypto Assets by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for Crypto Asset transactions; process wire transfers to or from Crypto Asset exchanges, Crypto Asset-related companies or service providers; or maintain accounts for persons or entities transacting in Crypto Assets. Conversely, a significant portion of Crypto Asset demand is generated by speculators and investors seeking to profit from the short- or long-term holding of Crypto Assets. Price volatility undermines Crypto Assets role as a medium of exchange as retailers are much less likely to accept it as a form of payment. Market capitalization for Crypto Assets as a medium of exchange and payment method may always be low. A lack of expansion by Crypto Assets into retail and commercial markets, or a contraction of such use, may result in increased volatility which could adversely impact an investment in the Trust.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities.

A number of companies that engage in Crypto Asset-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. To the extent that such events may happen to us, they could have a material adverse effect on our business, prospects or operations and potentially the value of any Crypto Assets held or otherwise acquired by the Trust.

Risks Related to Bitcoin and Ethereum

In addition to the risks noted above regarding Crypto Assets in general, the following risk factors are specific to Bitcoin and Ethereum, the two primary Portfolio Crypto Assets held by the Trust.

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

Significant Ethereum Network contributors could propose amendments to the Ethereum Network’s protocols and software that, if accepted and authorized by the Ethereum Network, could adversely affect an investment in the Trust.

A small group of individuals contribute to the Ethereum code base on Github. These individuals can propose refinements or improvements to the Ethereum Network’s source code through one or more software upgrades that alter the protocols and software that govern the Ethereum Network and the properties of Ether.

For example, on June 17, 2016, a hacker began rapidly diverting Ether from the DAO, an unincorporated organization executed on the Ethereum Network, causing approximately 3.6 million ether—1/3 of the total ether raised by the DAO’s offering—to move from the DAO’s Ethereum Blockchain address to an Ethereum Blockchain address controlled by the hacker. Although the diverted Ether was then held in an address controlled by the hacker, the hacker was prevented by the DAO’s code from moving the ether from its address for 27 days.

To secure the diverted ether and return it to DAO Crypto Asset holders, the DAO’s founders and others endorsed a “hard fork” to the Ethereum Blockchain. The hard fork called for a change in the Ethereum protocol on a going forward basis that would restore the DAO Crypto Asset holders’ investments as if the hack had not occurred. On July 20, 2016, after a majority of the Ethereum Network adopted the necessary software updates, the new, forked Ethereum Blockchain became active.

A minority group, however, elected not to adopt the new Ethereum Blockchain created by the hard fork because to do so would run counter to the concept that a blockchain is immutable. Instead, they continued to use the former version of the blockchain, which is now known as “Ethereum Classic.”

During the DAO event, the price of ether was volatile and many users viewed the software update as contrary to the principles of a distributed system. While a majority of network and market participants supported the hard fork, it is possible that the hard fork could have affected the long-term viability of the Network and the price of ether. It is likely that additional changes to the Ethereum Network will be proposed, and such proposals could adversely affect the price of ether and investments in the Trust.

Significant changes to the Ethereum network’s core functionality and security mechanisms creates significant execution and security risks. It is possible that during or after these upgrades, bad actors could attack and, if successful, manipulate the Blockchain in a manner that adversely affects an investment in the Trust. For example, Ethereum moved from a PoW to a PoS consensus mechanism as part of the Ethereum community’s strategy to scale the network and reduce its energy footprint.

The Ethereum Network is in the process of implementing a series of software upgrades and other significant changes to the protocol, including the September 2022 transition from its PoW to PoS consensus mechanism. A Blockchain’s consensus mechanism is a core aspect of its functionality and these types of significant changes introduce material execution risk where the potentially resulting emergence of any network vulnerabilities could have a material impact on the value of ether, which could adversely impact an investment in the Trust.

PoS networks use a consensus mechanism that requires users to stake their ETH to become Validators. As assets are staked in the network, a hack or theft could occur resulting in stolen staked Crypto Assets. Additionally, network centralization is a risk in PoS networks, which if achieved, could potentially permit bad actors to manipulate the Blockchain in a manner that adversely affects an investment in the Trust or the ability of the Trust to operate. Additionally, a coordinated attack on node infrastructure, if successful, could take a large amount of staked ETH offline, increasing the bad actors share of outstanding ETH. Any of these attack vectors could be exploited, and additional attack vectors could be discovered and exploited in the future, resulting in a reduction in the price of ether that could adversely impact an investment in the Trust.

There is no guarantee that any of the mechanisms in place or being explored for future implementation will be effective in achieving their eventual goal, or how long these mechanisms will take to become effective, which could adversely impact the value of ether that could adversely impact an investment in the Trust.

The open-source structure of the Bitcoin network and Ethereum network protocols means that the developers to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocols could damage the Bitcoin network and the Ethereum network and, in turn, an investment in the Trust.

The Bitcoin network and the Ethereum network operate based on open-source protocols maintained by developers, largely on the Bitcoin Core project on GitHub and on the Ethereum codebase on GitHub, respectively. As open source projects, Bitcoin and Ethereum are not represented by official organizations or authorities. As the Bitcoin network and Ethereum network are not sold and their uses do not generate revenues for developers, developers are generally not compensated for maintaining and updating the Bitcoin network and the Ethereum network. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin network and the Ethereum network, and the lack of guaranteed resources to effectively address emerging issues with the Bitcoin network and the Ethereum network, may reduce incentives to address the issues adequately or in a timely manner. This may adversely affect an investment in the Trust.

If a malicious actor obtains control in excess of fifty (50) percent of the processing power (or aggregate hashrate) active on the Bitcoin Network, it is possible that such actor could manipulate the Blockchain in a manner that adversely affects an investment in the Trust.

If a malicious actor obtains a majority of the processing power (referred to herein as “Aggregate Hashrate”) dedicated to Mining on the Bitcoin Network, it will be able to exert unilateral control over the addition of blocks to these Blockchains. As long as the malicious actor enjoys this majority it may be able to “double-spend” its own Crypto Asset (i.e., spend the same Crypto Asset in two or more conflicting transactions) as well as prevent the confirmation of other Crypto Asset transactions. If such a scenario were to materialize, it could adversely affect an investment in the Trust or the ability of the Trust to operate.

In 2014, a specific Mining pool approached and appeared to briefly exceed the threshold of fifty (50) percent of the Aggregate Hashrate on the Bitcoin Network. Reports about this incident indicate that such a threshold was surpassed for only a short period, and there are no reports of any malicious activity by the Mining pool. Furthermore, pool participants appear to have redirected their hashrate in the Mining pool to other pools on a voluntary basis, which is customary when a Mining pool exceeds forty (40) percent of the Aggregate Hashrate on the Bitcoin Network. Nevertheless, the approach to and possible crossing of the fifty (50) percent threshold indicate a greater risk that a single Mining pool could exert authority over the validation of Bitcoin transactions.

To the extent that the Bitcoin ecosystem, contributors and the administrators of Mining pools, do not act to ensure greater decentralization of Bitcoin Mining Aggregate Hashrate, the feasibility of a malicious actor obtaining in excess of fifty (50) percent of the Aggregate Hashrate on the Bitcoin (e.g., through control of a large Mining pool or through hacking such a Mining pool) will increase, which may adversely impact an investment in the Trust. Additionally, there are some academics and market participants who believe the applicable threshold required to exert authority over the Bitcoin Network could be less than fifty (50) percent, which would increase the chances of a malicious actor exerting authority over the Bitcoin Network.

If a malicious actor obtains control in excess of fifty (50) percent of the staked ether on the Ethereum Network, it is possible that such actor could manipulate the Blockchain in a manner that adversely affects an investment in the Trust.

If a malicious actor obtains a majority of the staked ether on the Ethereum Network, it will be able to exert unilateral control over the addition of blocks to the Blockchain. As long as the malicious actor enjoys this majority it may be able to “double-spend” its own ether (i.e., spend the same ether in two or more conflicting transactions) as well as prevent the confirmation of other transactions. If such a scenario were to materialize, it could adversely affect an investment in the Trust or the ability of the Trust to operate.

Control over 51% staked ether becomes more feasible as the price of the Crypto Asset declines. Moreover, to the extent that the Ethereum ecosystem, validators, and developers do not act to ensure greater decentralization of staking, the feasibility of a malicious actor obtaining in excess of fifty (50) percent of the staked ether on the Ethereum Network will increase, which may adversely impact an investment in the Trust.

If the award of bitcoin for solving blocks and the transaction fees for recording transactions are not sufficiently high to incentivize Miners, Miners may cease expending hashrate to solve blocks and confirmations of transactions on the Blockchain could be slowed temporarily. A reduction in the hashrate expended by Miners on the network could also increase the likelihood of a malicious actor obtaining control in excess of fifty (50) percent of the Aggregate Hashrate active on the network, potentially permitting such actor to manipulate the Blockchain in a manner that adversely affects an investment in the Trust or the ability of the Trust to operate.

As the amount of new bitcoin rewarded for solving blocks declines, and if the transaction fees are not sufficiently high, Miners may not have an adequate incentive to continue Mining and may cease their Mining operations. The current fixed reward for solving a new block is six and one quarter (6.25) Bitcoin per block; the reward decreased from twelve and a half (12.5) Bitcoin in May 2020. It is estimated that it will halve every four years until the year 2140. This recent reduction in rewards, as well as future halvings, may result in a reduction in the Aggregate Hashrate of the Bitcoin network as the incentive for Miners may decrease. This would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the Blockchain until the next scheduled adjustment in difficulty for block solutions) and make the networks more vulnerable to a malicious actor obtaining control in excess of fifty (50) percent of the Aggregate Hashrate on the Bitcoin Network.

Periodically, the Bitcoin Network has adjusted the difficulty of solving blocks so that transaction processing speeds remain in the vicinity of the expected ten (10) minute confirmation time targeted by the Bitcoin Network protocol.Still, any reduction in confidence in the confirmation process or Aggregate Hashrate of the Bitcoin Network may negatively impact the value of bitcoin, which will adversely impact an investment in the Trust.

If the rewards of ether associated with proposing and validating blocks of transactions are not sufficiently high to incentivize validators, validators may cease to stake ether. A reduction in the number of ether staked and/or participating validators on the Ethereum Network could increase the likelihood of a malicious actor obtaining control in excess of fifty (50) percent of the staked ether on the Ethereum network, potentially permitting such actor to manipulate the Blockchain in a manner that adversely affects an investment in the Trust, or the ability of the Trust to operate.

If the rewards of ether associated with proposing and validating blocks of transactions are not sufficiently high to incentivize validators, validators may cease to stake ether. Prior to Ethereum’s transition from a proof of work to a proof of stake Blockchain (in an upgrade known as The Merge, which was implemented on September 15, 2022), the fixed reward for solving a new block was three (3) ether per block. Prior to that (specifically before October 2017) the reward was five (5) ether.

After The Merge was implemented in September 2022, the issuance rate dropped over 75% from its previous three (3) ether per block reward. The issuance rate is no longer fixed and now varies on how much of the total ether supply is staked. An increase in staked ether may disincentivize more stakers to participate due to lower rewards. However, a reduction in staked ether will increase staking rewards which may, in turn, incentivize more staking participation. Staking rewards are also impacted by how much network participants are willing to pay in priority fees (or tips) to prioritize the processing of their transactions. Priority fees may increase during periods of high network activity.

A reduction in the number of validators and/or the amount of staked ether on the Ethereum Network could increase the likelihood of a malicious actor obtaining control in excess of fifty (50) percent of the staked ether on the Ethereum network, potentially permitting such actor to manipulate the Blockchain in a manner that adversely affects an investment in the Trust or the ability of the Trust to operate. Additionally, a decline in the number of validators on the Ethereum Network and/or in the number of ether staked could result in a reduction in confidence in security and long term viability of the Ethereum network, which may negatively impact the value of ether, and, in turn, could adversely impact an investment in the Trust.

As the number of bitcoin awarded for solving a block in the Blockchain decreases, the incentive for Miners to continue to contribute hashrate to the Bitcoin Network will likely transition from the block reward to transaction fees. Either the requirement from Miners of higher transaction fees in exchange for recording transactions in the Blockchain or a potential change to the Bitcoin Network protocol to increase Miner compensation could impede its adoptions for transactions, such as with retail merchants and commercial businesses, resulting in a potential reduction in the price of Bitcoin that could adversely impact an investment in the Trust .

In order to incentivize Miners to continue to contribute hashrate to the Bitcoin Network, the Bitcoin Network may either formally or informally increase transaction fees earned upon solving for a block. This transition could be accomplished by Miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee. However it might come about, if transaction fees required for Bitcoin transactions become too high, the marketplace may be reluctant to accept Bitcoin as a means of payment and existing users may be motivated to switch from Bitcoin to another Crypto Asset or back to fiat currency. Decreased use and demand for Bitcoin or viability for processing transactions may adversely affect their value and result in a reduction in the price of the Shares.

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

In the event of an upcoming modification to the Bitcoin Network that could potentially result in a Hard Fork with two separate and incompatible Bitcoin Networks, the Sponsor maintains full discretion to elect which Bitcoin Network to support. However, it is anticipated that the Sponsor will elect to support the Bitcoin Network that has the greatest cumulative computational difficulty for the forty-eight (48) hour period following a given Hard Fork, in order to engage in Bitcoin transactions and the valuation of Bitcoin. Resignations may be halted during this period. The greatest cumulative computational difficulty is defined as the total threshold number of hash attempts required to mine all existing blocks in the respective Blockchain, accounting for potential differences in relative hash difficulty. [1]

If, at or after the time of such election, users’ and Miners’ support of the selected Bitcoin Network diminishes, this could adversely affect the value of the Trust’s Bitcoin and the value of an investment in the Trust.

The acceptance of Ethereum Network software patches or upgrades by a significant, but not overwhelming, percentage of the users and validators in the Ethereum Network could result in a “hard fork” in the Blockchain, resulting in the operation of two separate and incompatible networks until such time as the forked Blockchains are merged, if ever. The temporary or permanent existence of forked Blockchains could adversely impact an investment in the Trust.[2]

Ethereum is an open-source project and, although there is an influential group of contributors in the Ethereum community, there is no designated developer or group of developers who formally control the Ethereum Network. Any individual can download the Ethereum Network software and make any desired modifications, which are proposed to users and validators on the Ethereum Network through modifications typically posted to the Ethereum development forum on GitHub. A substantial majority of validators and ether users must affect those software modifications; otherwise, such validators and Ethereum users would become substantially less relevant to the overall Ethereum Network. A developer or group of developers could potentially propose a modification to the Ethereum Network that is not accepted by a vast majority of validators and users, but that is nonetheless accepted by a substantial plurality of validators and users. In such a case, and if the modification is not compatible with the dominant implementation of Ethereum Network software, a deviation or “hard fork” in the Blockchain could develop, and two separate Ethereum Networks could result, one running the pre-modification software program and the other running the modified version (i.e., a second “Ethereum Network”). An Ethereum Network fork of this kind could materially and adversely affect the perceived value of ether as reflected on one or both incompatible Blockchains. For more information on past Ethereum forks, see the discussion regarding the DAO under the heading titled “Significant Ethereum Network contributors could propose amendments to the Ethereum Network’s protocols and software that, if accepted and authorized by the Ethereum Network, could adversely affect an investment in the Trust.”

In the event of an upcoming modification to the Ethereum Network that could potentially result in a hard fork with two separate and incompatible Ethereum Networks, the Sponsor maintains full discretion to elect which Ethereum Network to support. However, it is anticipated that the Sponsor will elect to support the Ethereum Network that has the greatest cumulative computational difficulty for the forty-eight (48) hour period following a given hard fork, in order to engage in ether transactions and the valuation of ether. Resignations may be halted during this period.

If, at or after the time of such election, users’ and validators’ support of the selected Ethereum Network diminishes, this could adversely affect the value of the Trusts’s ether and the value of an investment in the Trusts.

The Value of Shares in the Trust relates directly to the value of bitcoin and ether held by the Trust, and fluctuations in the price of bitcoin and ether could adversely affect an investment in the Trust.

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
•
Supply from people willing to dispose of bitcoin and ether in the market, which is influenced by similar factors as the demand for acquiring Crypto Assets in the market in addition to the supply of new bitcoin and ether that are brought to the market according to the relevant protocol’s supply schedule;
•
Service availability on Crypto Asset Exchanges, such as but not limited to, fiat currency withdrawal and deposit policies, interruption in service for technical failure or strong market imbalances, and cyber theft or news of such theft;
•
Manipulative trading activity on Crypto Asset Exchanges, which are largely unregulated;
•
Investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in bitcoin, ether or other Crypto Assets that utilize either Crypto Asset’s Blockchain;
•
Regulatory developments, if any, that restrict the use of the Bitcoin or the Ethereum network or the purchase of bitcoin or ether in the market;
•
The maintenance and development of the open-source software code of the Bitcoin or the Ethereum network; and
•
Increased competition from other platforms that allow users to program and execute smart contracts, including potential forks of the Bitcoin or Ethereum networks.

If ether and bitcoin markets continue to be subject to sharp fluctuations, investors may experience losses as the value of the Trust’s investments decline. Even if investors are able to hold their Shares in the Trust for the long-term, their Shares may never generate a profit, since Crypto Asset markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations. In addition, investors should be aware that there is no assurance that ether and bitcoin will maintain their long-term value in terms of future purchasing power.

Currently, there is limited use of ether in non-financial applications in the retail and commercial marketplace in comparison to relatively extensive use by speculators, thus contributing to price volatility that could adversely affect an investment in the Trust.

As a relatively new product and technology, most of the transactions of ether that settle on the Ethereum Network are related to speculative use cases. More recently, as DeFi and NFT applications gain traction, a bigger share of transactions are now related to the execution of smart contracts. Nonetheless, many such smart contracts are used for speculative purposes, such as trading across Crypto Assets or obtaining leverage against pledged collateral. If the Ethereum network fails to find use cases non-related to speculation, ether’s price volatility could remain high for a significant period of time and have an adverse impact on the Trust.

The price of bitcoin and/or ether could decline due to circumstances outside of the control of the Trust resulting in declined demand for bitcoin and/or ether, and such decline in the price of bitcoin and/or ether could negatively impact the value of the Trust’s shares.

Circumstances outside of the control of the Trust could result in a decline in demand for bitcoin and/or ether and a resulting decrease in the price of bitcoin and/or ether. These circumstances may include: the use of Bitcoin and/or

Ethereum for illegal purposes, which could result in both affirmative action taken against Bitcoin and/or Ethereum, such as governmental bans on Bitcoin and/or Ethereum, as well as a shift in public perception which could cause Bitcoin and/or Ethereum to be viewed negatively and demand for Bitcoin and/or Ethereum to decline; a decline in Bitcoin Mining activity and/or the amount of capital staked on Ethereum due to regulatory action against Miners and/or Validators, including restrictions on Mining related to the environmental impact of Bitcoin Mining or the inability or unwillingness of centralized Validators to comply with sanctions or regulations; and the potential for new or different regulatory action against Bitcoin and/or Ethereum, which could have the effect of severely dampening demand for bitcoin and/or ether. Crypto asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage. Any of these circumstances or other circumstances that affect the demand for bitcoin and/or ether could cause the price of bitcoin and/or ether to decline which could then negatively affect the value of the Trust’s shares.

Risks Related to Decentralized Finance Portfolio Crypto Assets

Certain Portfolio Crypto Assets utilize DeFi protocols, which are typically developed on top of other public blockchain networks and are therefore subject to the risks of the underlying public blockchain network, as described above.

The Trust holds certain Portfolio Crypto Assets that utilize DeFi protocols, and therefore activities and issues that affect the associated Decentralized Finance protocols would also have an effect on the Trust’s Portfolio. In general, Decentralized Finance protocols do not operate on a native blockchain, but rather are built and operated on other public blockchain networks. As a result, a Decentralized Finance protocol does not control the blockchain network on which it operates. Any adverse impacts or changes on the underlying blockchain network could have a negative effect on the operation of the Decentralized Finance protocol and, as a result, could impact the price of the Decentralized Finance protocol’s Crypto Asset. Such adverse impacts can include, but are not limited to, technical bugs, hacks, 51% attacks or network congestion due to, among other issues, high fees.

Currently, Decentralized Finance protocols are primarily built on top of the Ethereum network and therefore most Decentralized Finance protocols rely on the Ethereum network to operate their protocol. If in the future a different blockchain network proves to be a better fit for the development of Decentralized Finance applications, some Decentralized Finance protocols might transition to a different underlying blockchain network. Such transition could be difficult and could have material adverse effects on the Decentralized Finance protocol’s business, operations, and financial position. In addition, a Decentralized Finance protocol that transitioned to a new underlying blockchain network might experience technical, business or other issues with operating its Decentralized Finance protocol on the new blockchain network. Any of these issues could have a material adverse effect on the Decentralized Finance protocol’s business, operations and financial position, which could have a negative impact on the price of the Decentralized Finance Crypto Asset. If the price of a Decentralized Finance protocol’s Crypto Asset that is included in the Bitwise Decentralized Finance Crypto Index price declines, that could result in a negative impact on the Trust’s Portfolio.

Certain Portfolio Crypto Assets utilize DeFi protocols, and such protocols permit holders of the protocol’s native Crypto Asset to participate in activities such as governance voting, staking, lending and liquidity provision, in exchange for compensation. If the Trust is unable to engage in such activities, or elects not to engage in such activities, its holdings can be diluted in favor of other Crypto Asset holders.

The Trust holds certain Portfolio Crypto Assets that utilize DeFi protocols. To date, several Blockchain networks allow for some level of staking at the option of the holder. Chainlink, Aave, and Uniswap are crypto applications built on top of the Ethereum network which provide DeFi services through their protocols in which the holder can choose to engage, including governance, voting, staking assets, lending assets, and liquidity provision options. DeFi protocols choose to incentivize holders of the protocol’s native Crypto Asset to actively participate in the protocol by directing rewards, such as newly minted Crypto Assets, transaction fees, or other mechanisms, to the Crypto Asset holder if the Crypto Assetholder participates in certain activities. These activities can vary across protocols and may include, but are not limited to, governance voting, staking assets, lending assets or providing collateral or liquidity to the protocol.

These rewards can represent a significant share of the total supply of the Crypto Asset, and, if the Trust is unwilling or unable to engage in such activities, the holdings of these specific assets can be diluted in favor of other Crypto Asset holders who opt to engage in such activities.

If the Trust decides to engage in activities allowed by some DeFi protocols such as governance voting, staking, lending and liquidity provision, the Trust may experience losses.

The Index has not participated in any DeFi protocols, including governance, voting, lending assets and liquidity provisions. To the extent that the Trust participates in any decentralized finance protocols, the Trust anticipates only participating in such protocols where the Trust has made a direct investment in the relevant DeFi Crypto Asset. While the Trust currently does not participate in any staking activities, it may in the future engage in further staking activities if the Trust deems such activity to be in the best interests of shareholders.

Decentralized Finance protocols are operated by a series of complex smart contracts that interact with each other and such technology can be vulnerable to technical or economic exploitation that can negatively impact the functioning of the Decentralized Finance protocol and therefore the price of the Decentralized Finance’s Crypto Asset.

Decentralized Finance protocols are vulnerable to technical and economic exploitation of any weaknesses in their systems, and any such exploitation could have a negative effect on the protocol’s Crypto Asset. Decentralized Finance protocols are operated by a series of complex smart contracts that interact with each other. Smart contracts are comprised of a variety of complex pieces of software code, and this software code may not be fully or professionally tested before being deployed for use by the users of a Decentralized Finance protocol. As a result, users of a Decentralized Finance protocol can, intentionally or unintentionally, trigger malfunctioning behavior on the Decentralized Finance protocol, which can have a negative impact on the price of its Crypto Asset and can also result in the complete loss or theft of the Decentralized Finance’s Crypto Asset.

The smart contracts that underly Decentralized Finance protocols are subject to a wide range of exploitation, including both technical exploitation, which can utilize flaws in the computer code that underlies the smart contract, and economic exploitation, which can occur if network participants use the network in a way that was not expected by its designers. Such exploitation can take place even on networks that have gone through extensive security audits by specialized firms; such firms may not be able to anticipate all the potential threats such complex systems can face in the real world. Any of these issues could have a material adverse effect on a Decentralized Finance protocol’s business, operations, and financial position, which could have a negative impact on the price of the Decentralized Finance Crypto Asset. If the price of a Decentralized Finance protocol’s Crypto Asset that is included in the Index price declines, that could result in a negative impact on the Trust’s Portfolio.

Decentralized Finance protocols rely on software code that is distributed in an open-source fashion, which opens the possibility of others replicating (“forking”) the code and creating protocol competitors with relative ease.

The open-source paradigm for software development is a decentralized process that allows for open collaboration through licenses that allows the public use and redistribution of the underlying software code. This is one of the foundational principles of public blockchain networks, including both Decentralized Finance protocols and the underlying blockchain networks they are based upon. This paradigm makes it possible for users to copy a Decentralized Finance protocol’s software code, edit it to include features that are different from the original software code, and relaunch it as a new Decentralized Finance protocol. The new Decentralized Finance protocol could have a different native Crypto Asset, and if the new protocol were to be successful and the price of its new native Crypto Asset was to rise, holders of the original protocol’s Crypto Asset may not be able to participate in the success of the new Decentralized Finance protocol. In addition, if the new Decentralized Finance protocol’s Crypto Asset was not included in the Index, the Portfolio and the Trust would not benefit from any success of the new protocol.

Many Decentralized Finance protocols have governance structures that are, to varying degrees, controlled by the holders of the protocol’s native Crypto Asset. As a result, holders of the native Crypto Asset have the power to, intentionally or unintentionally, propose and approve changes to the protocol, and such changes could be detrimental to the proper functioning of the protocol.

Many Decentralized Finance protocols grant certain governance rights to the holders of the protocol’s native Crypto Asset. The extent of these rights varies across different protocols. For some Decentralized Finance protocols, these rights can include: the ability to alter parameters that the network relies on to operate; the ability to alter the source code upon which the protocol is built; the ability to make decisions regarding the allocation of funds held in the protocol treasury; and other key operational and design decisions regarding the Decentralized Finance protocol. As a result, holders of a protocol’s native Crypto Asset may have the ability, intentionally or unintentionally, to propose or approve changes to the protocol that may impair the function of the Decentralized Finance protocol. If the functioning of a Decentralized Finance protocol is impaired, this could affect the price of its native Crypto Asset. If the price of a Decentralized Finance protocol’s Crypto Asset that is included in the Bitwise Decentralized Finance Crypto Index price declines, that could result in a negative impact on the Trust’s Portfolio

Some Decentralized Finance protocols depend on reliable price feeds for the systems to work correctly. Intentional or unintentional interruptions or distortions of such feeds can lead to improper behavior of the system and have a negative impact on the price of its native Crypto Asset.

Due to the reliance by blockchain networks on systems that provide the network with outside information, disruption of such systems can lead to negative impacts on the blockchain network and the protocols that operate on the blockchain network, which can have a negative impact on the price of a Decentralized Finance protocol’s Crypto Asset.

Blockchain networks are unaware of the events that take place outside the network. As a result, blockchain networks rely on “feeds,” also called “oracles,” to execute any transactions that rely on information that is derived from sources outside of the blockchain. This includes sources such as external asset prices on the open market. Some blockchain networks build their own oracle systems, while others access networks that produce oracles in a decentralized method that allows for general access. If these oracle systems malfunction, the blockchain network may not be able to receive certain information, or may receive the wrong information. This in turn could affect protocols that operate on that blockchain network, including Decentralized Finance protocols.

If the functioning of a Decentralized Finance protocol is impaired, this could affect the price of its native Crypto Asset. If the price of a Decentralized Finance protocol’s Crypto Asset that is included in the Index price declines, that could result in a negative impact on the Trust’s Portfolio.

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

Regulators have not provided much information on the regulation of DeFi protocols, and it is unclear how regulators are currently thinking about this market, or how regulators’ considerations and concerns may evolve in the future. It is possible that in the future one or more regulators could advance rulings that would have a negative impact on the price of the DeFi protocol’s native Crypto Assets. Such rulings could, among other things, preclude the Trust from holding these assets, disincentivize users to participate in the protocol, or determine that activities such as staking are financial activities that are subject to relevant financial regulations.

In addition, the fact that DeFi protocols, including staking, are global and permit users from around the world to access the protocols could result in regulation occurring outside of the U.S. which could affect DeFi protocols. Any of these issues could have a material adverse effect on a DeFi protocol’s business, operations and financial position, which could have a negative impact on the price of the DeFi Crypto Asset. If the price of a DeFi protocol’s Crypto Asset that is included in the Index declines, that could result in a negative impact on the Trust. In addition, to the extent that DeFi activities are determined to be subject to regulation as financial activities, the Trust could be subject to regulation if it had participated in such activities.

DeFi protocols may require one or more outside Crypto Assets that are not its native Crypto Asset to be used as collateral in order to operate certain functionality. A sudden or significant drop in the value of the Crypto Asset used as collateral could have negative implications for the functioning of the DeFi protocol and therefore could affect the price of its native Crypto Asset.

Certain DeFi protocols require users to post collateral in the form of a Crypto Asset in order to borrow other assets from the protocol. In order to protect users who lend their Crypto Assets to borrowers, if the collateral price were to fall, the protocols are usually overcollateralized, that is, the protocol will require more collateral than is necessary. If the price of the collateral were to fall, over-collateralization would allow the DeFi protocol to liquidate the posted collateral so as to ensure that the user who lent the Crypto Assets is made whole.

It is possible that certain situations might occur which would cause the DeFi protocol to become undercollateralized and put the users who are borrowing assets in a potential position of loss. Such situations could include, but are not limited to, sudden or significant falls in the price of the Crypto Asset used as the collateral. These falls could be driven by many factors, including but not limited to technical bugs, illiquidity, competition from other assets, regulatory actions, fraud, or other factors. Depending on the rules of the protocol, these losses may be borne by the holders of Crypto Assets through mechanisms such as, among others, dilution through the issuance of new Crypto Assets to cover the losses or confiscation of staked assets. This could in turn cause a sudden or significant drop in the value of the Crypto Asset used as collateral, which could have negative implications for the functioning of the DeFi protocol and therefore could affect the price of its native Crypto Asset. If the price of a DeFi protocol’s Crypto Asset that is included in the Index declines, that could result in a negative impact on the Trust’s Portfolio.

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

Certain staking activities require a Portfolio Crypto Asset to be restricted within a protocol for a specific period of time, and such restrictions may result in the Trust being unable to rebalance its holdings.

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

The Index was created in 2017 and has a fairly limited history. The Committee has substantial discretion at any time to change the methodology used to calculate the Index and guidelines used to select public exchanges from which Crypto Asset trading data is sourced for inclusion in the Index. The Committee does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the Index will appropriately track the price of Crypto Assets comprising the Index in the future.

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

The methodology for determining the Index established by the Index Provider, which is an affiliate of the Sponsor, is relatively new. Such methodology is based on a flexible set of rules that were designed by the Sponsor and its affiliates. Should any material change be made to the Index Methodology that results in a material change to the composition of the Index and, as part of the Trust’s monthly rebalancing process, results in a material change to the composition of the Trust the Trust will notify Shareholders of such material change by filing a Form 8-K with the SEC. The Trust defines a material change as any change of 10% or more to the composition of the Index. Certain assumptions included in the methodology may be flawed and may adversely impact the Index’s ability to accurately establish or maintain an Index of top Crypto Assets. The failure of one or more of the assumptions built into the Index Methodology could have an adverse effect on the Trust and on the value of an investment in the Trust. For example, such methodology relies on facts and circumstances as known to the Committee from time to time, however, such facts and circumstances as known to the Committee may later prove to be false or incomplete or the Committee may have given undue weight to information deemed by the Committee to be material at the time but which may later be found to be immaterial. For more detailed information on the Index Methodology, see “Item 1. Business—Overview of the Index—Summary of the Index Methodology—Index Methodology.”

The Trust’s investment policies are rules-driven, which may lead the Trust’s portfolio to be underrepresented with respect to Crypto Assets that are increasing in value and/or overrepresented with respect to Crypto Assets that are declining in value.

As described under “Item 1. Business—Overview of the Index—Purpose of the Index,” the Trust seeks to invest in a Portfolio of Crypto Assets in accordance with the Index. The Index and investment strategy of the Trust may, however, create undesirable outcomes for Shareholders. At any given time, for example, the Trust’s portfolio may be underrepresented with respect to Crypto Assets that are increasing in value and/or overrepresented with respect to Crypto Assets that are declining in value. Should this be the case, the Trust may underperform relative to other investment options that do invest in such Crypto Assets and do not follow similar investment policies. Moreover, the Sponsor will only rebalance the Trust’s Portfolio on a monthly basis, meaning that rebalancing that could achieve more favorable results for Shareholders may only occur upon delay. This could have an adverse effect on the Trust and on the value of an investment in the Trust.

The development and commercialization of the Index is highly competitive, and the Trust may not be commercially successful.

The Trust faces competition with respect to the creation and maintenance of a competing Crypto Asset index fund. Much of the information used to construct and maintain the Index is within the public domain. Competitors could develop a similar, competing Crypto Asset index or fund. Many of the Sponsor’s competitors have significantly greater financial, technical and human resources than the Sponsor has and superior expertise in fund operation and management, and thus may be better equipped than the Sponsor to develop and commercialize an index. These competitors also compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Accordingly, the Sponsor’s competitors may commercialize an index involving Crypto Assets more rapidly or effectively than the Sponsor is able to, which would adversely affect the Sponsor’s competitive position, the likelihood that the Index will achieve initial market acceptance and the Sponsor’s ability to generate meaningful revenues from the Trust.

The Trust will not track the Index exactly and the Trust’s investments may diverge from those comprising the Index.

It is not possible to invest directly in an index. The Trust will invest its assets to closely track the Index but will not be able to or may not desire to track the Index exactly. In certain instances, the Sponsor, in its sole discretion, may choose to diverge the Trust’s investments from those comprising the Index. For example, the Index may include a Crypto Asset that the Trust’s custodian cannot custody, and the Trust therefore would not include that particular Crypto Asset. The Trust will have losses, liabilities and expenses that will offset its income and gains and therefore the Trust’s performance may be below the Index’s performance. In addition, the performance of the Trust and the Index may vary somewhat due to other factors such as imperfect correlation between the Trust’s investments and Index composition, regulatory restrictions, high portfolio turnover rate, rounding of prices and timing differences associated with additions to and deletions from the Index.

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

The Index may be unable to meet its stated purpose of tracking a basket of Crypto Assets that represents the majority of Crypto Assets by market capitalization if the size of the constituent assets continues to decrease relative to the total market capitalization.

The Index tracks only the top ten Crypto Assets by market capitalization, and as more new Crypto Assets are created, this decreases the percentage of total market capitalization that the Index is tracking. The total market capitalization of Crypto Asset is equal to the sum of the market capitalization of all Crypto Assets that are in existence. If new Crypto Assets are created, the addition of new Crypto Assets to the total overall market capitalization can cause the size of any single Crypto Asset relative to the total overall market capitalization to decrease. It is possible that so many new Crypto Assets could be created, that an index that tracked the top ten Crypto Assets by each Crypto Assets's market capitalization would track a basket of assets that may together constitute only a very small percentage of the total market capitalization. If that were to occur, the Index would not be able to meet its purposes of tracking a basket of Crypto Assets that represented a majority of Crypto Assets, even if the Index was still comprised of the top ten Crypto Assets by market capitalization.

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

Because of the holding period under Rule 144 and the lack of an ongoing redemption program for Shareholders that invest directly into the Trust, the Trust cannot rely on arbitrage opportunities resulting from differences between the price of the Shares and the price of the relevant Crypto Asset to keep the price of the Shares closely linked to the relevant Portfolio Crypto Assets. As a result, the value of the Shares may not approximate, and the Shares may trade at a substantial premium over, or discount to, the value of the Portfolio Crypto Assets held by the Trust, less the Trust’s expenses and other liabilities, on the OTCQX secondary trading market.

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

There are several factors the Sponsor will consider in providing assurances and non-objections to the lending arrangements with regard to the Trust’s shares. First, the Trust will only grant consent to allow for the Trust’s shares to be used in lending arrangements for shares purchased by the prospective pledgor directly from the Trust, and that are “restricted securities” within the meaning of Rule 144 (“Rule 144”) under the Securities Act of 1933, as amended (“Securities Act”), and consent will not be granted by the Trust for lending arrangements involving any shares that the pledgor purchases from any person other than the Trust and for any shares of the Trust that are not “restricted securities” within the meaning of Rule 144. Second, in order for the Trust to grant consent to the proposed lending arrangement, the pledgor and the secured party must both agree to remain in full compliance with all obligations and responsibilities under the subscription agreement with the Trust, with regard to all organizational documents of the Trust, and with all applicable laws, rules and regulations relating to these Trust obligations. Third, neither the pledgor nor the secured party may be an affiliate of the Trust, or any affiliate of the Trust, and may not become an affiliate at any time during the term of the lending arrangement. And fourth, the Trust will only consent to the lending arrangement if the secured party agrees that any sale of the collateral will only be made in transactions registered under the Securities Act, or in transactions for which the secured party delivers an opinion of counsel to the Trust that such transactions are exempt from registration under the Securities Act, and will only be made in transactions and to purchasers that are eligible to be holders of the Trust in accordance with the Trust’s organizational documents and are otherwise in compliance with all applicable securities laws.

The Trust and the Sponsor are under no obligation to enter into any such agreement, and may or may not do so in their sole discretion. Neither the Trust, the Sponsor nor any of their affiliates will receive any compensation from any party under or pursuant to such an agreement.

The Trust is a passive investment vehicle and the Sponsor will generally not actively manage the Crypto Assets held by the Trust.

While the Sponsor reserves the right to engage in staking, lending and similar activities with Trust assets if the Sponsor determines that any such activities are in the best interest of the Trust and its shareholders, the Sponsor will generally not actively manage the Crypto Assets held by the Trust. Instead, the Trust will hold investments that track the Index, regardless of the current or projected performance of the Index or of the actual Crypto Assets included in the Index. This is different from an actively managed fund, which would seek to outperform a benchmark index and means that the Trust’s net asset value may be adversely affected by losses that, if the Trust had been actively managed, might have been possible to avoid. Accordingly, the Sponsor will not sell Crypto Assets at times when their price is high, or acquire Crypto Assets at low prices in the expectation of future price increases, or take any other action that may be available to Crypto Asset investors to attempt to reduce the risk of losses resulting from Crypto Asset price decreases and conversely, maximize gains resulting from Crypto Asset prices increases. Any losses sustained by the Trust will adversely affect an investment in the Trust.

The Trust is subject to additional risks due to its concentration of investments in a single asset class.

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset class: broad based Crypto Assets. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with Crypto Assets. By concentrating its investment strategy solely in Crypto Assets, any losses suffered as a result of a decrease in the value of Crypto Assets, can be expected to reduce the value of Shares in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

The Trust may not have adequate sources of recovery if its Crypto Assets are lost, stolen or destroyed.

If the Trust’s Crypto Assets are lost, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim.

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

The Trust invests in Crypto Assets that are not expected to be considered to be securities under the U.S. securities laws and therefore do not have the regulatory protections afforded to securities under the U.S. securities laws.

The Trust invests in Crypto Assets that are not expected to be considered to be securities under the U.S. securities laws. Accordingly, Shareholders in the Trust do not have the regulatory protections afforded under the U.S. securities laws regarding the Trust’s assets.

Crypto Assets held by the Trust will not have FDIC or SIPC protections.

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Accordingly, deposits or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. The undivided interest in the Trust’s Crypto Assets and other assets represented by Shares in the Trust may not be insured.

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

•
The Sponsor and its staff also service affiliates of the Sponsor, including several other Crypto Asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;
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

Appointment of a substitute sponsor will not guarantee the Trust’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a Crypto Asset financial vehicle, a substitute sponsor may not have the experience, knowledge or expertise required to ensure that the Trust will operate successfully or continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust and the Trust may terminate. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Risks Related to Trading on the OTCQX

The Shares may trade on the OTCQX at a price that is at, above or below the Trust’s NAV Per Share.

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

As described above, the Shares available for purchase on the OTCQX may trade at, above or below the Trust’s NAV Per Share. As a result, investors who purchase Shares on OTCQX may pay more or less for a Share than Shareholders who purchase Shares directly from the Trust at NAV Per Share. The historical difference between the prices quoted on the OTCQX and the NAV Per Share has ranged from a difference of -67.80% to a difference of 649%. Shares traded on OTCQX have traded at both a premium over NAV Per Share and a discount under NAV Per Share. As a result, some investors have paid a premium for the Shares purchased on OTCQX and some investors have paid a discount for the Shares purchased on OTCQX. It is possible that such deviations between the price quoted on the OTCQX and the NAV Per Share may result in a decline in demand for Shares of the Trust, which could then result in a decline in the price of the Shares.

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

An investment in the Trust involves a high degree of risk, including the risk that the entire amount invested may be lost. No guarantee or representation is made that the Trust’s investment program will be successful. The Sponsor will be investing, in accordance with the Index and in line with the investment policies of the Trust, substantially all of the Trust’s assets in Crypto Assets, some of which may be particularly sensitive to economic, market, industry and other variable conditions. The Crypto Asset market in which the Trust expects to invest has in recent years experienced and continues to be susceptible to significant volatility and losses. No assurance can be given as to when or whether adverse events might occur that could cause immediate and significant losses to the Trust.

The success of the Trust’s activities will be affected by general economic and market conditions, which could have a negative effect on the Trust’s activities.

The success of the Trust’s activities will be affected by general economic and market conditions, such as interest rates, availability of credit, credit defaults, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation of the Trust’s investments), trade barriers, currency exchange controls, and national and international political circumstances (including hostilities or the perception that hostilities may be imminent, military conflict and acts of war, including an escalation of the situation in the Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries, terrorism or security operations). These factors may affect, among other things, the level and volatility of Crypto Asset prices and the availability of certain Crypto Assets and investments. Volatility or illiquidity could impair the Trust’s profitability or result in losses. The Trust’s trading positions can be materially adversely affected by the level of volatility in the financial markets—the larger the positions, the greater the potential for loss.

In recent years global markets have experienced significant volatility and illiquidity. The effects thereof may continue and there can be no assurance that the Trust will not be materially adversely affected. Due to these conditions, extensive governmental interventions have in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition—as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action—these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty. It is impossible to predict what additional interim or permanent governmental restrictions may be imposed on the markets and/or the effect of such restrictions on the Sponsor’s strategies. Further, it is impossible to predict how the reduction and/or cessation of such governmental restrictions, and other governmental market interventions such as quantitative easing, may affect global markets.

Demand for the Trust’s Shares is related to general economic conditions and if conditions are poor, demand may decline.

A substantial portion of the Trust’s subscriptions is derived from discretionary spending by individuals, which typically falls during times of economic instability. Declines in economic conditions in the U.S. or in other countries may adversely impact the Trust’s value.

If the Trust invests in securities, the success of the Trust may depend on the value of such securities.

While the Trust does not currently intend to invest in assets or Crypto Assets that are considered to be “securities” under U.S. securities laws, in the rare event that it does invest in securities, the success of the Trust will be dependent upon the value of these securities. Such value generally will vary with the performance of the issuer and movements in the securities markets. As a result, the Trust may suffer losses if it invests in securities of issuers whose performance diverges from the Sponsor’s expectations or if equity markets generally move in a downward direction.

The Trust intends to make investments that are concentrated in Crypto Assets and does not currently intend to diversify its investments beyond Crypto Assets.

The Trust intends to make investments that are concentrated in Crypto Assets. The Sponsor does not currently intend to engage in hedging transactions, engaging in short selling, or investing in non-publicly traded securities. The Trust may experience lower investment returns than if it had engaged in these activities. In the event that the Sponsor determines to engage in these activities, the Trust may face additional risks, not limited to liquidity risk and counterparty risk, which could adversely affect the Trust’s performance.

The Trust will select investments for the Trust in large part on the basis of information and data provided in the Index, which relies on financial reporting by third parties and such reporting may be subject to financial fraud.

The Trust will select investments for the Trust in large part on the basis of information and data provided in the Index. The Index is dependent upon the integrity of public Crypto Asset exchanges and the reporting processes in general of such exchanges. The Sponsor will not confirm the completeness, genuineness or accuracy of such information and data. Instances of fraud and other deceptive practices committed by public Crypto Asset exchanges may negatively affect the composition of the Index and the valuation of the Trust’s investments. The Sponsor will not be conducting any additional due diligence with respect to the Index.

The Trust’s investment strategy is focused on the long-term performance of the Crypto Assets in which the Trust invests.

While there is no average period of time in which the Trust expects to hold any of its positions, the investment strategy is focused on the long-term performance of the Crypto Assets in which the Trust invests. Shareholders should expect that the Trust may hold its positions in Crypto Assets for a period of years, and for differing time periods than one may potentially expect from other long-only funds.

There is no assurance that all of the Trust’s transactions will be executed with optimal quality and due to the degree of trading, total commission charges and other transaction costs may be expected to be high.

Generally, the Trust’s portfolio is rebalanced and revised monthly in the sole discretion of the Sponsor by tracking changes to the Index, and such changes may be frequent, resulting in significant transaction costs to the Trust. Should any material change be made to the Index Methodology that results in a material change to the composition of the Index and, as part of the Trust’s monthly rebalancing process, results in a material change to the composition of the Trust the Trust will notify Shareholders of such material change by filing a Form 8-K with the SEC. The Trust defines a material change as any change of 10% or more to the composition of the Index. The successful application of the Trust’s investment strategy will therefore depend, in part, upon the quality of execution of transactions. Although the Trust will seek to utilize professional trade execution techniques, work with trading counterparties and use multiple trading venues that will afford superior execution capability to the Trust, there is no assurance that all of the Trust’s transactions will be executed with optimal quality. Furthermore, due to the degree of trading, total commission charges and other transaction costs may be expected to be high. As stated above, many of the Crypto Asset exchanges are in their nascent stages and subject to light regulatory oversight. There is no guarantee that the Sponsor will be able to ascertain the accurate price, cost, speed, likelihood of execution and settlement. Crypto Asset exchanges may also provide a limited selection of market orders, further limiting the Sponsor’s ability to obtain the best possible execution. Furthermore, due to the degree of trading, total commission charges and other transaction costs may be expected to be high. The level of transaction charges, as an expense of the Trust, may therefore be expected to be a factor in determining future profitability of the Trust.

Intellectual property rights claims may adversely affect the Trust and an investment in the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding any Crypto Assets. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of Crypto Assets. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend, or payments to settle, such claims would be Extraordinary Expenses that would be borne by the Trust in most cases through the sale or transfer of its Crypto Assets. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its Crypto Assets. As a result, an intellectual property rights claim against the Trust could adversely affect an investment in the Shares.

Risks Related to Regulatory and Compliance

A determination that any of the Portfolio Crypto Assets are a “security” may adversely affect the value of the Portfolio Crypto Assets and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

The SEC has stated that certain Crypto Assets may be considered “securities” under the federal securities laws. If any of the Portfolio Crypto Assets are determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for the Portfolio Crypto Assets, the Sponsor, the Trust, and the Shares. It may, for example, become more difficult for the Portfolio Crypto Assets to be traded, cleared and custodied as compared to other Crypto Assets that are not considered to be securities, which could in turn negatively affect the liquidity and general acceptance of the Portfolio Crypto Assets and cause users to migrate to other Crypto Assets. Further, if other Crypto Assets are determined to be “securities” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for the Portfolio Crypto Assets due to negative publicity or a decline in the general acceptance of Crypto Assets. As such, any determination that the Portfolio Crypto Assets or any other Crypto Asset is a security under federal or state securities laws may adversely affect the value of the Portfolio Crypto Assets and, as a result, the value of the Shares.

While the Committee engages in a limited risk-based assessment of Crypto Assets when determining which Crypto Assets to include in the Index, such assessment does not preclude legal or regulatory action based on the presence of a security. Such risk-based assessment includes an evaluation of: 1) public information to determine if the SEC, any other US regulatory agency or any court has made any statements regarding the Crypto Asset, 2) public information regarding how the Crypto Asset markets view the Crypto Asset, including whether the Crypto Asset has been listed on entities such as Coinbase or other US exchanges that would have had access to a reasonable amount of information when making their determinations to list the Crypto Asset, 3) public information to undertake reasonable diligence into the structure and technology of the Crypto Asset, including reviewing the Crypto Asset’s whitepaper if available and speaking with the sponsor of the Crypto Asset, and 4) any other information gained from reputable sources that may impact the Committee’s view of Crypto Asset. The Committee does not engage in legal analysis of any Crypto Assets or perform any analysis of Crypto Assets based upon any legal standards.

Since the Trust’s principal investment objective is to invest in a portfolio of Crypto Assets that tracks the Index as closely as possible, the Trust relies on the Index Methodology when the Trust determines which Crypto Assets it should invest in. The Trust, in the Sponsor’s sole discretion, may choose to immediately liquidate its position in any Portfolio Crypto Asset that it determines may be at undue risk of being in violation of U.S. federal securities laws or based on consideration of new public information available regarding the asset. The Sponsor makes its determination using the same process as the Committee, as set forth in “Item 1. Business—Eligibility of Crypto Assets.” Assets will lose eligibility and be removed from the Index at the next monthly reconstitution event if they violate any of the listed Eligibility Requirements for 30-consecutive days. Under extraordinary circumstances, assets may lose eligibility and be removed on a same-day basis by a unanimous vote of the quorum of members of the Bitwise Crypto Index Committee. Such emergency removals will take place at 4:00 pm ET following the conclusion of the meeting and public posting of that notice on the Sponsor’s website.

For example, on December 22, 2020, the SEC instituted proceedings to enjoin Ripple Labs Inc., the creator of XRP, on the basis that the offer and sale of XRP was an unregistered, ongoing offering of securities in violation of Sections 5(a) and 5(c) of the Securities Act. On December 23, 2020, the Trust made a decision to liquidate its position in XRP based on consideration of new public information from the SEC’s complaint. Prior to the sale of the asset on December 23, 2020, XRP was approximately 3.8% of the Trust. The Trust sold its XRP holdings for gross proceeds of $8,241,977.07 which represented a realized loss of $1,468,447.06. This realized loss is reflected as a component of the “Net realized loss from Crypto Assets” in the Statement of Operations table in the Financial Statements for the year ended December 31, 2020. The Trust immediately reinvested the proceeds from the liquidated position in other Portfolio Crypto Assets, primarily Bitcoin and Ethereum.

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

There are uncertainties related to the regulatory regimes governing Blockchain technologies, Crypto Assets, Crypto Assets, and new regulations, interpretations or policies may materially adversely affect the value of Portfolio Crypto Assets and the Shares.

Regulation of assets like the Portfolio Crypto Assets and related technologies and actors (such as Blockchains and Crypto Asset exchanges) involves uncertainty as to how existing law will apply; is likely to rapidly evolve as government agencies take greater interest and develop new approaches to regulation of these assets and technologies; and varies significantly among international, federal, state and local jurisdictions.

There is significant uncertainty regarding the regulatory classification of assets like the Portfolio Crypto Assets. Several state and federal regulatory agencies have asserted jurisdiction over virtual currencies such as the Portfolio Crypto Assets which may disrupt Crypto Asset trading, and have a negative impact on their value.

The technologies underlying the Portfolio Crypto Assets are novel technologies and relatively untested, and the application of U.S. federal and state securities laws to aspects of these technologies and the Portfolio Crypto Assets is unclear in certain respects. Because of the novelty of the Portfolio Crypto Assets and their underlying Blockchain technologies, it is possible that securities regulators may interpret laws in a manner that adversely affects the value of the Portfolio Crypto Assets and the Shares. Various legislative and executive bodies in the United States and in other countries may, in the future, adopt laws, regulations, or guidance, or take other actions that could severely or materially impact the permissibility of the operation of the Blockchain networks underlying the Portfolio Crypto Assets and the Trust. It is difficult to predict how or whether regulatory agencies may apply existing or new regulation with respect to this technology and its applications. In addition, self-regulatory bodies may be established that set guidelines regarding Crypto Assets, tokens like the Portfolio Crypto Assets, which could have similar effects to new policies adopted by government bodies. For example, on March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for cryptocurrencies. Because we are unable to influence or predict future regulatory actions taken by governments in China, the United States, or elsewhere, we may have little opportunity or ability to respond to rapidly evolving regulatory positions which may have a materially adverse effect on our industry and, therefore, our business and results of operations. On November 23, 2022, the governor of New York signed into law a two-year moratorium on new or renewed permits for certain electricity-generating facilities that use fossil fuel and provide energy for proof-of-work digital asset mining operations. While this action does not directly impact our current operations, it may be the beginning of a new wave of climate change regulations aimed at preventing or reducing the growth of Bitcoin mining in jurisdictions in the United States, including potentially jurisdictions in which we now operate or have investors or may in the future operate or have investors. The above-described developments could also demonstrate the beginning of a regional or global regulatory trend in response to environmental and energy preservation or other concerns surrounding crypto assets, and similar action in a jurisdiction in which we operate or have investors or in general could have an adverse effect on our operations. If further regulatory action is taken by various governmental entities, our business may suffer and investors in our securities may lose part or all of their investment.

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

Crypto Asset networks, Blockchain technologies, and coin and token offerings also face an uncertain regulatory landscape in many foreign jurisdictions, including (among others) the European Union, China and Russia. Various foreign jurisdictions may, in the future, adopt laws, regulations or directives that affect the Portfolio Crypto Assets and the value of the Shares. The effect of any future regulatory change is impossible to predict, but any change could be substantial and materially adverse to the adoption and value of the Portfolio Crypto Assets and the Shares. For example, China has historically been the world’s largest producer of Bitcoin and has housed the large majority of the world’s crypto asset mining power (some observers estimate that China produced as high as 80% of the world’s crypto asset mining power at certain points in time). In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading. In September 2021, Chinese regulators instituted a blanket ban on all crypto mining and transactions, including overseas crypto exchange services taking place in China, effectively making all crypto-related activities illegal in China. In January 2022, the Central Bank of Russia called for a ban on cryptocurrency activities ranging from mining to trading. We cannot quantify the effects of this regulatory action on our industry as a whole. If further regulation follows, it is possible that our industry may not be able to cope with the sudden and extreme loss of mining power.

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

It may be illegal now, or in the future, to mine, acquire, own, hold, sell or use Crypto Assets, participate in blockchains or utilize similar Crypto Assets in one or more countries, the ruling of which could adversely affect us.

Although currently Crypto Assets generally are not regulated or are lightly regulated in most countries, several countries, such as China, India and Russia, may continue taking regulatory actions in the future that could severely restrict the right to mine, acquire, own, hold, sell or use these Crypto Assets or to exchange for local currency. For example, in China and Russia (India is currently proposing new legislation), it is illegal to accept payment in Bitcoin and other cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrencies. In addition, in March 2021, the governmental authorities for the Chinese province of Inner Mongolia banned Bitcoin mining in the province due to the industry’s intense electrical power demands and its negative environmental impacts. If other countries, including the U.S., implement similar restrictions, such restrictions may adversely affect us. For example, in New York State, a moratorium on certain Bitcoin mining operations that run on carbon-based power sources was signed into law on November 22, 2022. Such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Crypto Assets held or otherwise acquired by the Trust.

The limited rights of legal recourse available to us expose us and our investors to the risk of loss of Crypto Assets for which no person is liable.

At this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrency; though law enforcement agencies like the FBI have recovered stolen Crypto Assets, that recovery has required significant amounts of time. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business, prospects or operations of and potentially the value of any Crypto Assets we held or otherwise acquired by the Trust.

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

To the extent that Crypto Assets are deemed to fall within the definition of a security for U.S. securities laws purposes, the Sponsor may be required to register and comply with additional regulation under the Investment Company Act. Such additional regulation may result in extraordinary costs to the Trust and Bitwise, thereby materially and adversely impacting the value of the Trust. If the Sponsor determines in its sole discretion not to comply with such additional regulatory and registration requirements, it may terminate the Trust. Any such termination could result in the liquidation of the Trust’s Crypto Asset portfolio at a time that is disadvantageous to Shareholders in the Trust.

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

We may also be subject to a variety of foreign laws and regulations that involve matters central to our business. These could include, for example, regulations related to privacy, Blockchain technology, data protection, and intellectual property, among others. In certain cases, foreign laws may be more restrictive than those in the United States. Although we believe we are operating in compliance with the laws of jurisdictions in which we operate, foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. As a result, Crypto Asset networks, Blockchain technologies, and coin and token offerings such as those we are involved in face an uncertain regulatory landscape in many foreign jurisdictions, including but not limited to the European Union, China and Russia. Other foreign jurisdictions may also, in the near future, adopt laws, regulations or directives that affect Portfolio Crypto Assets and the Shares.

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

Item 2. Properties.

Principal Offices

The Trust is a passive entity with no operations, and the Sponsor administers and manages the Trust as described under “Item 1. Business—Description of the Trust Agreement.” The principal office of the Sponsor is located at 400 Montgomery Street, Suite 600 San Francisco, CA 94104. The lease expires on October 31, 2023.

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

Shareholder Information

As of December 31, 2022, the Trust had unlimited Shares authorized. The following table shows the number of Shares outstanding as of the specified dates:

	December 31, 2022	December 31, 2021
(i) Number of Shares authorized	Unlimited	Unlimited
(ii) Number of Shares outstanding*	20,241,947	20,241,947
(iii) Number of Shares freely tradable (public float)[1]	20,162,433	19,752,894
(iv) Number of beneficial owners owning at least 100 Shares	458	655
(v) Number of holders of record	593	794

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

Period	Shares Offered	Shares Sold[1]	Number of Purchasers	Avg. Price Per Share[1]	High Price Per Share[1]	Date	Low Price Per Share[1]	Date
January 1, 2022 to March 31, 2022	Unlimited	—	—	—	—	—	—	—
April 1, 2022 to June 30, 2022	Unlimited	—	—	—	—	—	—	—
July 1, 2022 to September 30, 2022	Unlimited	—	—	—	—	—	—	—
October 1, 2022 to December 31, 2022	Unlimited	—	—	—	—	—	—	—

1 The Shares Sold and Price Per Share numbers presented have been adjusted to reflect an approximately 10:1 stock split that occurred on May 1, 2020 in connection with the conversion of the Trust from a Delaware limited liability company to a Delaware statutory trust.

Repurchases

There were no purchases during the year ended December 31, 2022.

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

The purpose of the Trust is to make it easier for an investor to invest in the Crypto Asset market as a whole, without having to pick specific tokens, manage a portfolio, and constantly monitor ongoing news and developments. Although the Shares are not the exact equivalent of a direct investment in Crypto Assets, they provide investors with an alternative that constitutes a relatively cost-effective, professionally managed way to participate in Crypto Asset markets. The Trust holds a Portfolio of Crypto Assets, referred to as the Portfolio Crypto Assets.

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

The Trust’s principal investment objective is to invest in a Portfolio of Crypto Assets that tracks the Index as closely as possible with certain exceptions determined by the Sponsor in its sole discretion, as described more fully in the section “Item 1. Business—Business of the Trust.” In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, Airdrops, Emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent. The Trust believes that it has met its principal investment objective. As of December 31, 2021, there was a correlation of 99.99% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“NAV”) of the shares, and the market price may at times be significantly above or below the shares’ NAV. The NAV of the Trust is calculated by summing the assets and liabilities and the NAV Per Share is calculated by dividing the total NAV by the shares outstanding. However, the Trust believes that any such deviation does not affect the Trust’s principal investment objective, as the Trust does not maintain or promote any business objectives related to the market trading price of its shares. Furthermore, under Regulation M, the Trust as issuer of the Shares is not permitted to take any actions that would seek to reconcile the NAV of the Shares and the market price of the Shares, and the Trust would not undertake business objectives that it was legally restricted from achieving.

The Trust and the Sponsor have entered into a limited, non-exclusive, revocable license agreement with Bitwise Index Services, LLC (the “Index Provider”), an affiliate of the Trust that is controlled by the same parent entity as the Sponsor, at no cost to the Trust or the Sponsor allowing the Trust to use the Index as the benchmark index for the Trust (the “License Agreement”).

Results of Operations

Financial Information for the Year Ended December 31, 2022 and the Year Ended December 31, 2021

The following table sets forth statements of operations data for the years ended December 31, 2022 and 2021.

	2022	2021
Income
Redemption fee income	$—	$—
Other income	—	—
Total Income	—	—
Expenses
Management fees	$13,411,511	$23,059,156
Transaction and other fees	1,706	3,919
Total Expenses	13,413,217	23,063,075
Net Investment gain (loss)	(13,413,217)	(23,063,075)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from crypto assets	(16,022,388)	(9,558,990)
Net change in unrealized appreciation (depreciation) from crypto assets	(636,945,558)	449,410,634
Net realized and change in unrealized gain (loss) on investments	(652,967,946)	439,851,644
Net increase (decrease) in Net Assets resulting from operations	$(666,381,163)	$416,788,569

Comparison of the years ended December 31, 2022 and 2021

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

Management fees for the year ended December 31, 2022 was $13,411,511 compared to management fee for the year ended December 31, 2021 of $23,059,156. This change was due to a decrease in the Trust’s net asset value due to an decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedule of Investments” below).

Net realized gain (loss) from Crypto Assets

Net realized gain (loss) from Crypto Assets for the year ended December 31, 2022 was ($16,022,388) compared to net realized gain (loss) from Crypto Assets for the year ended December 31, 2021 of ($9,558,990). This change was due to transactions and fluctuations in the value of the Portfolio Crypto Assets.

Net change in unrealized appreciation (depreciation) from Crypto Assets

Net change in unrealized appreciation (depreciation) from Crypto Assets for the year ended December 31, 2022 was ($636,945,558) compared to net change in unrealized appreciation (depreciation) from Crypto Assets for the year ended December 31, 2021 of $449,410,634. The primary factor for the change was a decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedule of Investments” below).

Net increase (decrease) in Net Assets resulting from operations

The Trust’s net increase (decrease) in Net Assets resulting from operations for the twelve-month period ended December 31, 2022 was ($666,381,163) compared to net increase (decrease) in Net Assets resulting from operations of $416,788,569 as of December 31, 2021. The primary factor for the change was a decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedule of Investments” below).

Financial Information for the Year Ended December 31, 2021 and the Year Ended December 31, 2020

The following table sets forth statements of operations data for the years ended December 31, 2021 and 2020.

	2021	2020
Income
Redemption fee income	$—	$—
Other income	—	—
Total Income	—	—
Expenses
Management fees	23,059,156	1,875,116
Transaction and other fees	3,919	2,669
Total Expenses	23,063,075	1,877,785
Net Investment gain (loss)	(23,063,075)	(1,877,785)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from crypto assets	(9,558,990)	(4,492,966)
Net change in unrealized appreciation (depreciation) from crypto assets	449,410,634	160,763,043
Net realized and change in unrealized on investments	439,851,644	156,270,077
Net increase (decrease) in Net Assets resulting from operations	$416,788,569	$154,392,292

Comparison of the years ended December 31, 2021 and 2020

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

Management fees for the year ended December 31, 2021 was $23,059,156 compared to management fees for the year ended December 31, 2020 of $1,875,116. This change was due to an increase in the Trust’s net asset value due to an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedules of Investments” below) and new Shareholder subscriptions.

Net realized gain (loss) from Crypto Assets

Net realized gain (loss) from Crypto Assets for the year ended December 31, 2021 was ($9,558,990) compared to net realized gain (loss) from Crypto Assets for the year ended December 31, 2020 of ($4,492,966). This change was due to fluctuations in the value of the Trust’s Portfolio Crypto Assets.

As discussed in "Item 1A. Risk Factors—Risks Related to Regulatory and Compliance" Trust sold its XRP holdings for gross proceeds of $8,241,977.07 which represented a realized loss of $1,468,447.06. This realized loss is reflected as a component of the “Net realized loss from Crypto Assets” in the Statement of Operations table in the Financial Statements for the year ended December 31, 2020.

Net change in unrealized appreciation (depreciation) from Crypto Assets

Net change in unrealized appreciation (depreciation) from Crypto Assets for the year ended December 31, 2021 was $449,410,634 compared to net change in unrealized appreciation (depreciation) from Crypto Assets for the year ended December 31, 2020 of $160,763,043. This change was due to fluctuations in the prices of Portfolio Crypto Assets during the periods.

Net increase (decrease) in Net Assets resulting from operations

The Trust’s net increase (decrease) in Net Assets resulting from operations for the twelve-month period ended December 31, 2021 was $416,788,569 compared to net increase (decrease) in Net Assets resulting from operations of $154,392,292 as of December 31, 2020. The primary factor that impacted 2021 net income compared to 2020 net income was a significant change in net realized and change in unrealized gain on investments from a net gain of $439,851,644 in 2021 to a net gain of $156,270,077 in 2020. The primary factors for the change were an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedules of Investments” below) and new Shareholder subscriptions.

Management Fee

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month.

The Sponsor is responsible for paying for all ordinary administrative and overhead expenses of managing the Trust, including payment of rent, custody charges or flat rate fees for holding the Trust’s assets charged by the Custodian and customary fees and expenses of the Trustee, Administrator and Auditor (including costs incurred for appraisal or valuation expenses associated with the preparation of the Trust’s financial statements, tax returns and other similar reports and excluding indemnification and extraordinary costs). The Sponsor also pays for all expenses associated with the operation of the Trust, including for example, fees associated with quotation of the Shares on the OTCQX, registration with the SEC, and fees associated with retaining and maintaining the Transfer Agent. “Trading commissions” or trading fees paid to trading venues (also known as exchanges) or intermediaries (such as trading technology or Crypto Asset brokerage firms) that assist in trade execution for accessing Crypto Asset liquidity are charged to the Trust and may either be included in the cost of the Crypto Assets acquired by or disposed of by the Trust or may appear as explicit costs in addition to the price of the Crypto Asset. Trading fees and commissions are charged to the Trust and may appear in the financial statements as “Transaction and other fees” in the Financial Statements’ Statement of Operations in the Expenses category or may be included in the cost of the Crypto Assets acquired by the Trust.

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

For the periods January 1, 2022 to December 31, 2022, the Trust accepted no In-Kind Investments from Shareholders. For the year ended December 31, 2021, the Trust accepted In-Kind Investments from Shareholders of $95,459,698. The Trust valued in-kind contributions to the Trust using the same valuation methodology that it uses to calculate the Trust’s NAV on the day of the subscription. A contribution in-kind was valued, in dollar terms, using the same prices for each Crypto Asset that are used to value the assets in the Trust on that day, and that value is divided by the Trust’s per-share NAV as calculated on that day in order to calculate the number of Shares purchased by the Subscriber in the transaction. The Trust did not make any in-kind distributions or liquidated a Shareholder’s pro-rata distribution in order to reduce additional regulatory costs of the Shareholders for any period presented.

For the period January 1, 2022 to December 31, 2022, the Trust accepted no In-Kind Investments from Shareholders. For the period January 1, 2021 to December 31, 2021, the Trust accepted In-Kind Investments from

Shareholders of $95,459,698. During the period, the Trust issued 2,823,504 Shares in exchange for 2,069.84 Bitcoin, 12,599.54 Ether, 200 LINK, and 132 UNI.

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

Value of Portfolio Crypto Assets

As described above in “Item 1A. Risk Factors—Risks Related to Crypto Assets —The value of the Trust’s Crypto Assets is dependent, directly or indirectly, on prices established by Crypto Asset exchanges and other Crypto Asset trading venues, which are new and, in most cases, largely unregulated” and “Item 1. Business—Overview of the Crypto Asset Industry,” the prices of the various Portfolio Crypto Assets held by the Trust are subject to extreme volatility. This volatility had a significant impact on the value of the Portfolio Crypto Assets as of the year-ended December 31, 2022 compared to year-ended December 31, 2021 and year-ended December 31, 2020.

As shown below in “—Schedules of Investments,” aside from the change in value of Portfolio Crypto Assets, the decrease in total investments in Crypto Assets from January 1, 2022 to December 31, 2022 was due primarily to an increase of approximately 655.68 units of Bitcoin and an increase of approximately 4,212.88 units of Ethereum, in addition to the number of units invested in the additional Crypto Assets that comprise the Portfolio Crypto Assets, purchased in connection with Shareholder subscriptions for Shares, partially offset by the sale of various Portfolio Crypto Assets to pay the Management Fee.

The increase in total investments in Crypto Assets from January 1, 2021 to December 31, 2021 was due primarily to an increase of approximately 1,691.51 units of Bitcoin and an increase of approximately 18,177.80 units of Ethereum, in addition to the number of units invested in the additional Crypto Assets that comprise the Portfolio Crypto Assets, purchased in connection with Shareholder subscriptions for Shares, partially offset by the sale of various Portfolio Crypto Assets to pay the Management Fee.

Shareholder Subscriptions and Redemptions1

During the period from January 1, 2022 to December 31, 2022, there were no shareholder subscriptions or redemptions. As a result, the Shares outstanding remained 20,241,947 as of December 31, 2022.

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

From January 1, 2022 to December 31, 2022, the Trust took in no subscriptions or redemptions. From January 1, 2021 to December 31, 2021, the Trust took in $184,508,655 of subscriptions. From January 1, 2020 through December 31, 2020, the Trust took in $199,474,452 of subscriptions and processed $2,277,884 of redemptions.

1 The Share and average net asset value numbers presented in this section have been adjusted to reflect an approximately 10:1 stock split that occurred on May 1, 2020 in connection with the conversion of the Trust from a Delaware limited liability company to a Delaware statutory trust.

Schedules of Investments

The following provides details on the Portfolio Crypto Assets that comprise the Trust’s assets.

Fiscal Year 2022

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2022	12,475.6558	$572,231,636
Purchases	34.6029	990,512
Sales	(690.2880)	(19,705,319)
Net realized gain (loss) on investment	—	(4,078,605)
Net change in unrealized appreciation (depreciation) on investment	—	(353,685,207)
Balance at December 31, 2022	11,819.9707	$195,753,017

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2022	78,234.5412	$285,145,344
Purchases	189.5821	592,000
Sales	(4,402.4666)	(10,335,265)
Net realized gain (loss) on investment	—	4,066,734
Net change in unrealized appreciation (depreciation) on investment	—	(190,878,954)
Balance at December 31, 2022	74,021.6567	$88,589,859

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2022	22,428,062.5169	$28,941,172
Purchases	1,696,988.1502	891,000
Sales	(2,602,153.6554)	(2,161,992)
Net realized gain (loss) on investment	—	(1,796,053)
Net change in unrealized appreciation (depreciation) on investment	—	(20,590,256)
Balance at December 31, 2022	21,522,897.0117	$5,283,871

	Polygon (MATIC)
	Units	Fair Value
Balance at January 1, 2022	4,647,380.3452	$11,418,613
Purchases	1,248,948.7864	928,000
Sales	(531,681.4673)	(731,987)
Net realized gain (loss) on investment	—	(269,155)
Net change in unrealized appreciation (depreciation) on investment	—	(7,281,750)
Balance at December 31, 2022	5,364,647.6643	$4,063,721

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2022	—	$—
Purchases	729,988.6299	13,681,210
Sales	(1,466.6027)	(3,000)
Net realized gain (loss) on investment	—	(28,741)
Net change in unrealized appreciation (depreciation) on investment	—	(10,497,883)
Balance at December 31, 2022	728,522.0272	$3,151,586

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2022	46,487.4378	$6,697,910
Purchases	44,535.1923	2,454,000
Sales	(46,846.5618)	(2,627,251)
Net realized gain (loss) on investment	—	(1,456,030)
Net change in unrealized appreciation (depreciation) on investment	—	(2,055,821)
Balance at December 31, 2022	44,176.0683	$3,012,808

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2022	30,776.6772	$517,971
Purchases	762,328.4151	4,457,500
Sales	(330,157.7180)	(2,295,460)
Net realized gain (loss) on investment	—	65,795
Net change in unrealized appreciation (depreciation) on investment	—	(401,903)
Balance at December 31, 2022	462,947.3743	$2,343,903

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2022	204,175.6196	$34,352,548
Purchases	22,977.2473	1,487,000
Sales	(1,615.6533)	(158,889)
Net realized gain (loss) on investment	—	(178,007.0000)
Net change in unrealized appreciation (depreciation) on investment	—	(33,278,855)
Balance at December 31, 2022	225,537.2136	$2,223,797

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2022	4,851.3970	$519,342
Purchases	187,642.4472	18,469,834
Sales	(1,189.4776)	(59,137)
Net realized gain (loss) on investment	—	(72,974)
Net change in unrealized appreciation (depreciation) on investment	—	(16,773,760)
Balance at December 31, 2022	191,304.3666	$2,083,305

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2022	314,935.5479	$6,005,821
Purchases	318,812.7686	2,432,000
Sales	(331,888.7163)	(2,759,845)
Net realized gain (loss) on investment	—	(1,795,264)
Net change in unrealized appreciation (depreciation) on investment	—	(2,236,370)
Balance at December 31, 2022	301,859.6002	$1,646,342

	Cosmos (ATOM)
	Units	Fair Value
Balance at January 1, 2022	—	$—
Purchases	380,045.6466	7,888,000
Sales	(380,045.6466)	(4,071,292)
Net realized gain (loss) on investment	—	(3,816,708)

Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at December 31, 2022	—	—

	Bitcoin Cash (BCH)
	Units	Fair Value
Balance at January 1, 2022	12,742.5405	$5,359,895
Purchases	11,811.2543	$2,358,003
Sales	(24,553.7948)	$(4,806,221)
Net realized gain (loss) on investment	—	$(2,546,813)
Net change in unrealized appreciation (depreciation) on investment	—	$(364,864)
Balance at December 31, 2022	—	$—

	Algorand (ALGO)
	Units	Fair Value
Balance at January 1, 2022	4,208,152.1524	$6,924,935
Purchases	12,540.2936	—
Sales	(4,220,692.4460)	(3,908,361)
Net realized gain (loss) on investment	—	(4,116,639)
Net change in unrealized appreciation (depreciation) on investment	—	1,100,065
Balance at December 31, 2022	—	$—

As of December 31, 2022, Bitcoin represented 63.52% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 28.75%, while the remaining 7.73% of the Portfolio Crypto Assets were comprised of Cardano, Polygon, Polkadot, Litecoin, Uniswap, Solana, Avalanche and Chainlink.

Fiscal Year 2021

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2021	10,784.1481	$314,622,646
Purchases	3,375.5931	133,881,461
Sales	(1,684.0854)	(69,117,975)
Net realized gain (loss) on investment	—	(8,287,493)
Net change in unrealized appreciation (depreciation) on investment	—	201,132,997
Balance at December 31, 2021	12,475.6558	$572,231,636

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2021	—	$—
Purchases	22,698,896.2268	30,896,591
Sales	(270,833.7099)	(555,000)
Net realized gain (loss) on investment	—	181,000
Net change in unrealized appreciation (depreciation) on investment	—	(1,581,418)
Balance at December 31, 2021	22,428,062.5169	$28,941,172

	Bitcoin Cash (BCH)
	Units	Fair Value
Balance at January 1, 2021	10,473.1301	$3,580,941
Purchases	3,191.2557	1,491,876
Sales	(921.8453)	(465,000)

Net realized gain (loss) on investment	—	(1,239,749)
Net change in unrealized appreciation (depreciation) on investment	—	1,991,827
Balance at December 31, 2021	12,742.5405	$5,359,895

	EOS (EOS)
	Units	Fair Value
Balance at January 1, 2021	538,167.0251	$1,394,797
Purchases	850,154.5864	5,520,968
Sales	(1,388,321.6115)	(5,994,212)
Net realized gain (loss) on investment	—	(1,483,649)
Net change in unrealized appreciation (depreciation) on investment	—	562,096
Balance at December 31, 2021	—	$—

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2021	—	$—
Purchases	204,175.6196	8,895,800
Sales	—	—
Net realized gain (loss) on investment	—	—
Net change in unrealized appreciation (depreciation) on investment	—	25,456,748
Balance at December 31, 2021	204,175.6196	$34,352,548

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2021	60,056.7369	$44,737,962
Purchases	26,509.5107	40,689,802
Sales	(8,331.7065)	(22,836,676)
Net realized gain (loss) on investment	—	4,596,726
Net change in unrealized appreciation (depreciation) on investment	—	217,957,530
Balance at December 31, 2021	78,234.5412	$285,145,344

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2021	198,197.5054	$2,221,197
Purchases	132,409.5218	3,104,263
Sales	(15,671.4793)	(350,501)
Net realized gain (loss) on investment	—	(197,325)
Net change in unrealized appreciation (depreciation) on investment	—	1,228,187
Balance at December 31, 2021	314,935.5479	$6,005,821

	Stellar (XLM)
	Units	Fair Value
Balance at January 1, 2021	11,528,862.8879	$1,454,725
Purchases	5,302,871.7523	1,672,356
Sales	(16,831,734.6402)	(4,636,994)
Net realized gain (loss) on investment	—	943,964
Net change in unrealized appreciation (depreciation) on investment	—	565,949
Balance at December 31, 2021	—	$—

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2021	41,163.3951	$5,121,885
Purchases	12,148.3537	1,929,049
Sales	(6,824.3110)	(896,500)
Net realized gain (loss) on investment	—	(166,782)
Net change in unrealized appreciation (depreciation) on investment	—	710,258
Balance at December 31, 2021	46,487.4378	$6,697,910

	Polygon (MATIC)
	Units	Fair Value
Balance at January 1, 2021	—	$—
Purchases	4,687,598.4165	8,817,500
Sales	(40,218.0713)	(45,000)
Net realized gain (loss) on investment	—	(30,675)
Net change in unrealized appreciation (depreciation) on investment	—	2,676,788
Balance at December 31, 2021	4,647,380.3452	$11,418,613

	Algorand (ALGO)
	Units	Fair Value
Balance at January 1, 2021	—	$—
Purchases	4,208,152.1524	8,025,000
Sales	—	—
Net realized gain (loss) on investment	—	—
Net change in unrealized appreciation (depreciation) on investment	—	(1,100,065)
Balance at December 31, 2021	4,208,152.1524	$6,924,935

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2021	—	$—
Purchases	4,851.3970	—
Sales	—	518,000
Net realized gain (loss) on investment	—	—
Net change in unrealized appreciation (depreciation) on investment	—	1,342
Balance at December 31, 2021	4,851.3970	$519,342

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2021	—	$—
Purchases	291,035.0629	5,404,677
Sales	(260,258.3857)	(4,482,461)
Net realized gain (loss) on investment	—	(201,399)
Net change in unrealized appreciation (depreciation) on investment	—	(202,846)
Balance at December 31, 2021	30,776.6772	$517,971

	Tezos (XTZ)
	Units	Fair Value
Balance at January 1, 2021	439,012.4222	$883,392
Purchases	101,543.2320	302,482
Sales	(540,555.6542)	(1,850,093)
Net realized gain (loss) on investment	—	652,978

Net change in unrealized appreciation (depreciation) on investment	—	11,241
Balance at December 31, 2021	—	$—

	Aave (AAVE)
	Units	Fair Value
Balance at January 1, 2021	—	$—
Purchases	9,100.3093	2,807,453
Sales	(9,100.3093)	(2,990,141)
Net realized gain (loss) on investment	—	182,688
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at December 31, 2021	—	$—

	Cosmos (ATOM)
	Units	Fair Value
Balance at January 1, 2021	—	$—
Purchases	440,893.7699	9,039,284
Sales	(440,893.7699)	(10,660,838)
Net realized gain on investment	—	1,621,554
Net change in unrealized appreciation on investment	—	—
Balance at December 31, 2021	—	$—

	Filecoin (FIL)
	Units	Fair Value
Balance at January 1, 2021	—	$—
Purchases	51,960.8487	9,163,965
Sales	(51,960.8487)	(3,033,137)
Net realized gain on investment	—	(6,130,828)
Net change in unrealized appreciation on investment	—	—
Balance at December 31, 2021	—	$—

As of December 31, 2021, Bitcoin represented approximately 59.72% of the total Portfolio Crypto Assets held by the Trust. Ethereum represented 29.76%, while the remaining 10.52% of the Portfolio Crypto Assets were comprised of Solana, Cardano, Polygon, Algorand, Litecoin, Chainlink, Bitcoin Cash, Uniswap, and Avalanche.

Historical Portfolio Crypto Asset Prices

Effective August 31, 2021, the Trust identifies publicly available, well-established and reputable Crypto Asset exchanges selected by the Sponsor and its affiliates in their sole discretion, including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset. For valuation purposes, the Trust then utilizes the 4:00 pm ET price from the highest volume exchange for each asset, referred to as the Principal Market price. Prior to August 31, 2021, the Trust calculated a composite reference price daily by averaging across all prices from select trading venues weighted by their 60-minutetrade volume. The list of exchanges which were used in order to calculate the daily reference prices included Poloniex, Binance, Bittrex, Kraken, Bitstamp, itBit, Gemini, Coinbase and BitFlyer.

The following provides an overview of the prices of the Portfolio Crypto Assets that comprised the majority of the Trust’s assets during the Fiscal Year Ended December 31, 2022 and December 31, 2021.

Fiscal Year Ended December 31, 20221

Crypto Asset	Average	High	Date	Low	Date	End of Period	Date
Bitcoin	$28,172.36	$47,982.33	3/28/2022	$15,766.93	11/21/2022	$16,561.21	12/30/2022
Ethereum	$1,989.55	$3,816.02	1/4/2022	$913.24	6/18/2022	$1,196.81	12/30/2022
Cardano	$0.64	$1.54	1/17/2022	$0.24	12/29/2022	$0.25	12/30/2022
Polygon	$1.08	$2.56	1/1/2022	$0.33	6/18/2022	$0.76	12/30/2022
Polkadot	$10.47	$23.06	4/3/2022	$4.26	12/29/2022	$4.33	12/30/2022
Litecoin	$80.21	$151.25	1/2/2022	$42.61	6/18/2022	$68.20	12/30/2022
Uniswap	$7.81	$18.53	1/4/2022	$3.44	6/18/2022	$5.06	12/30/2022
Solana	$58.24	$177.75	1/1/2022	$8.29	12/29/2022	$9.86	12/30/2022
Avalanche	$40.77	$113.34	1/1/2022	$10.76	12/29/2022	$10.89	12/30/2022
Chainlink	$10.36	$27.74	1/9/2022	$5.45	12/30/2022	$5.45	12/30/2022

Fiscal Year Ended December 31, 20211

Crypto Asset	Average	High	Date	Low	Date	End of Period	Date
Bitcoin	$47,422.06	$67,371.70	11/9/2021	$29,295.98	1/1/2021	$45,867.86	12/31/2021
Ethereum	$2,775.92	$4,776.95	11/9/2021	$731.87	1/1/2021	$3,644.75	12/31/2021
Solana	$136.85	$254.44	11/6/2021	$23.83	7/20/2021	$168.25	12/31/2021
Cardano	$1.50	$2.99	9/3/2021	$0.17	1/2/2021	$1.29	12/31/2021
Polygon	$1.50	$2.82	12/26/2021	$0.72	7/20/2021	$2.46	12/31/2021
Algorand	$1.71	$2.23	11/12/2021	$1.31	12/20/2021	$1.65	12/31/2021
Litecoin	$185.78	$371.96	5/11/2021	$108.83	7/20/2021	$144.08	12/31/2021
Chainlink	$26.61	$50.43	5/9/2021	$11.77	1/2/2021	$19.07	12/31/2021
Bitcoin Cash	$604.67	$1,465.48	5/6/2021	$340.17	1/1/2021	$420.63	12/31/2021
Avalanche	$107.05	$107.05	12/31/2021	$107.05	12/31/2021	$107.05	12/31/2021
Uniswap	$25.12	$43.40	5/5/2021	$14.05	12/13/2021	$16.83	12/31/2021

1 For the avoidance of doubt, this table is for illustrative purposes only. The average, high and low prices were the principal market prices during the period each asset was held by the Trust.

Ripple (“XRP”)

On December 22, 2020, the Trust elected to liquidate its position in the Crypto Asset XRP after the SEC filed a complaint against XRP creator Ripple Labs Inc. and two of its executives, alleging that they failed to register XRP offers and sales, or satisfy any exemptions from registration.

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

Transactions of Crypto Assets have been accounted for analogizing to existing accounting standards that management believes are appropriate to the circumstances.

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

Cash

Cash represents cash deposits held at financial institutions and Crypto Asset exchanges. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Investments and Valuation

Calculation of Valuation

For all periods through the quarterly period ended June 30, 2021, the NAV Per Share, the NAV of the Trust, and the fair valuations for each Portfolio Crypto Asset were calculated by the Trust’s administrator in reliance on the fair value of each portfolio crypto asset based on the blended average approach for calculating the price of a Crypto Asset (the " Blended Bitwise Crypto Asset Price"), which the Sponsor was responsible for calculating. The Sponsor provided this price to the administrator, and the administrator used this price (multiplied by the Trust’s holdings) for each asset to determine the fair value of the Trust’s assets. The administrator then subtracted the Trust’s liabilities to determine the Trust’s NAV. The administrator then divided this value by the Trust’s shares outstanding in order to determine the NAV per share. As a result of the Sponsor’s responsibility in this regard, any errors, discontinuance or changes in such valuation calculations may have had an adverse effect on the value of the Shares. The Sponsor instituted this valuation policy in order to generate fair value estimates because it determined that such policy was in the best interest of shareholders, as it would avoid misstatements in valuation of the assets potentially arising from deviations in pricing across the Crypto Asset market, and because of the fragmented nature of the Crypto Asset trading ecosystem. As a result, management applied this valuation technique which it determined to be appropriate given the circumstances.

Following the filing of its Form 10, the Sponsor conducted a complete review of its process for determining fair valuation in the presentation of its financial statements and calculation of NAV. In this process, the Sponsor evaluated whether or not the identification of a principal market for each of the Trust’s assets for valuation purposes, during each period for which the Trust created and had audited its financial statements, would have created a material difference in the Trust’s estimated fair value or assets. In conjunction, the Sponsor determined to undertake a change in valuation policy for the fair valuation of Crypto Assets held in the Trust. As a result, the Sponsor developed a revised process for the determination of a principal market for each asset based on this consideration and implemented this revised process prior to the creation of financial statements for the period ended September 30, 2021. The Blended Bitwise Crypto Asset Price is no longer used for any calculations by the Trust, including NAV Per Share, NAV of the Trust or fair valuations for any Portfolio Crypto Asset.

The process that the Sponsor developed for identifying a principal market, as described in FASB ASC 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable Crypto Asset exchanges selected by the Sponsor and its affiliates in their sole discretion, including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 16:00 ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

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

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the year ended December 31, 2022.

Year Ended December 31, 2022
Asset	Principal Market Price	Principal Market
BTC	$16,561.21	Coinbase
ETH	$1,196.81	Coinbase
ADA	$0.25	Coinbase
MATIC	$0.76	Coinbase
DOT	$4.33	Coinbase
LTC	$68.20	Coinbase
UNI	$5.06	Coinbase
SOL	$9.86	Coinbase
AVAX	$10.89	Coinbase
LINK	$5.45	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2022.

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$308,152,209	$—	$—	$308,152,209

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2021.

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$958,115,187	$—	$—	$958,115,187

During the period, all of the Trust’s assets were considered “Level 1” valuations, because the valuations were based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.

The Trust generally records receipt of a new Crypto Asset created due to a Hard Fork at the time the Hard Fork is effective. The Trust’s methodology for determining effectiveness of the fork is when two or more recognized exchanges quote prices for the forked coin. Some exchanges and custodians do not honor Hard Forks or may honor Hard Forks in the future. In such cases, the Trust will record receipt of the new Crypto Asset at the time two or more recognized exchanges begin quoting prices for the asset. Although the Trust records the asset into its books and records at the time the fork is effective, as described above, the Trust’s custodian may take an extended period of time to make the forked asset available for transfer, and it may never make the forked asset available for transfer, which could lead to either the Trust holding the asset longer than it would otherwise hold the asset (if it was freely transferrable), or a complete write-down in the value of the forked asset. The Trust does not allocate any of the original Crypto Asset’s cost to the new Crypto Asset and recognizes unrealized gains equal to the fair value of the new Crypto Asset received.

There were no Hard Forks during the period that were not initially recognized but were subsequently recognized.

In November 2018, the Trust received 2,072.49 units of Bitcoin SV (BSV), a forked asset. The Trust carried these units at fair value as an Asset, Investment in Crypto Assets, in its December 31, 2018 financial statements. In January, 2019, the Trust disposed of its units of BSV for $191,519.05, and the proceeds were distributed across other Portfolio Crypto Assets.

Crypto Asset transactions are recorded on the trade date. Realized gains and losses from Crypto Asset transactions are determined using the identified cost method. Any change in net unrealized gain or loss is reported in the statement of operations. Commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.

The Trust intermittently receives Airdrops of new Crypto Assets. The use of Airdrops is generally to promote the launch and use of new Crypto Assets by providing a small amount of such new Crypto Assets to the private wallets or exchange accounts that support the new Crypto Asset and that hold existing related Crypto Assets. Unlike Hard Forks, Airdropped Crypto Assets can have substantially different Blockchain technology that has no relation to any existing Crypto Asset, and many Airdrops may be without value. The Trust records receipt of Airdropped Crypto Assets when received if there is value to the Trust in doing so. Crypto Assets received from Airdrops have no cost basis and the Trust recognizes unrealized gains equal to the fair value of the new Crypto Asset received. There were no Airdrops recognized or not recognized during the fiscal year ended December 31, 2022 or the fiscal year ended December 31, 2021.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of December 31, 2022 and 2021, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities.

Financial Instruments with Off-Balance-Sheet Risk

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At December 31, 2022 and December 31, 2021, $292,421 and $1,037,000 reside on exchanges, respectively.

Several factors may affect the price of Crypto Assets, including, but not limited to: supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of Crypto Assets or the use of Crypto Assets as a form of payment. There is no assurance that Crypto Assets will maintain their long-term value in terms of purchasing power in the future, or that acceptance of Crypto Asset payments by mainstream retail merchants and commercial businesses will continue to grow.

Crypto Asset Regulation

As Crypto Assets have grown in popularity and market size, various countries and jurisdictions have begun to develop regulations governing the Crypto Assets industry. To the extent that future regulatory actions or policies limit the ability to exchange Crypto Assets or utilize them for payments, the demand for Crypto Assets will be reduced. Furthermore, regulatory actions may limit the ability of end-users to convert Crypto Assets into fiat currency (e.g., U.S. dollars) or use Crypto Assets to pay for goods and services. Such regulatory actions or policies would result in a reduction of demand, and in turn, a decline in the underlying Crypto Asset unit prices.

The effect of any future regulatory change on the Trust or Crypto Assets in general is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Trust’s investments in Crypto Assets.

Custody of Crypto Assets

The Custodian serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At December 31, 2022 and December 31, 2021, Crypto Assets of approximately $307,859,788 and $957,078,000 are held by the Custodian, respectively.

Crypto Asset Trading is Volatile and Speculative

Crypto Assets represent a speculative investment and involve a high degree of risk. Prices of Crypto Assets have fluctuated widely for a variety of reasons including uncertainties in government regulation and may continue to experience significant price fluctuations. If Crypto Asset markets continue to be subject to sharp fluctuations, Shareholders may experience losses as the value of the Trust’s investments decline. Even if Shareholders are able to hold their Shares in the Trust for the long-term, their Shares may never generate a profit, since Crypto Asset markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations.

Over-the-Counter Transactions

Some of the markets in which the Trust may execute its transactions are “over-the-counter” or “interdealer” markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of “exchange-based” markets. This exposes the Trust to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss. Such “counterparty risk” is accentuated for Crypto Assets where the Trust has concentrated its transactions with a single or small group of counterparties. The Trust is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Moreover, the Trust has no internal credit function that evaluates the creditworthiness of its counterparties. The ability of the Trust to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparty’s financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Trust.

No FDIC or SIPC Protection

The Trust is not a banking institution or otherwise a member of the FDIC or the SIPC. Accordingly, deposits or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. The Trust’s Crypto Asset Custodian does however carry bespoke insurance policies related to the Crypto Assets over which it provides custody.

The Trust must adapt to technological change in order to secure and safeguard client accounts. While management believes they have developed an appropriate proprietary security system reasonably designed to safeguard the Trust’s Crypto Assets from theft, loss, destruction or other issues relating to hackers and technological attack, such assessment is based upon known technology and threats. To the extent that the Trust is unable to identify and mitigate or stop new security threats, the Trust’s Crypto Assets may be subject to theft, loss, destruction or other attack, which could have a negative impact on the performance of the Trust or result in loss of the Trust’s Crypto Assets.

Risks Associated with a Crypto Asset Majority Control

Since Crypto Assets are virtual and transactions in such currencies reside on distributed networks, governance of the underlying distributed network could be adversely altered should any individual or group obtain 51% control of the distributed network. Such control could have a significant adverse effect on either the ownership or value of the Crypto Asset.

Transaction Authentication

As of the date of these financial statements, the transfer of digital currency assets from one party to another typically relies on an authentication process by an outside party known as a Miner. In exchange for compensation, the Miner will authenticate the transfer of the currency through the solving of a complex algorithm known as a proof of work, or will vouch for the transfer through other means, such as a proof of stake. Effective transfers of and therefore realization of Crypto Assets are dependent on interactions from these Miners. In the event that there was a shortage of Miners to perform this function, that shortage could have an adverse effect on either the fair value or realization of the Crypto Asset.

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

Bitwise Investment Advisers, LLC is a wholly-owned subsidiary of Bitwise Asset Management, Inc. The Sponsor had 73 employees as of December 31, 2022.

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

The Sponsor does not store, hold, or maintain control of the Trust’s Portfolio Crypto Assets, and does not maintain any form of insurance on the Portfolio Crypto Assets. The Trust has entered into the Custodian Agreement with the Custodian (the “Custodian Agreement”) to facilitate the security of the Trust’s Portfolio Crypto Assets. See “Item 10. Directors, Executive Officers and Corporate Governance—The Custodian and the Custodial Services Agreement—The Custodian” for additional information. See “Item 1A. Risk Factors—Risks Related to Crypto Assets—The Sponsor may experience loss or theft of its Portfolio Crypto Assets during the transfer of Portfolio Crypto Assets from the Custodian to the Sponsor or to Crypto Asset trading venues.”

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

The Sponsor has a board of directors (the “Board”) that is responsible for managing and directing the affairs of the Sponsor. The Board consists of Corey Mulloy, Hunter Horsley, and Hong Kim, who also retain the authority granted to them as officers under the limited liability company agreement of the Sponsor. The Sponsor does not have a separately-designated standing audit committee.

The Sponsor has a code of ethics that applies to its executive officers and agents. The Code of Ethics is available by writing the Sponsor at 400 Montgomery Street, Suite 600, San Francisco, CA 94104 or calling the Sponsor at (415) 968-1843. The Sponsor’s code of ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

The following individuals are the officers of the Sponsor responsible for overseeing the business and operations of the Trust:

Hunter Horsley, 32, is the President and Treasurer and a Director of the Sponsor and has served in such capacity since the Sponsor's inception. Prior to joining Bitwise Asset Management, Inc., Mr. Horsley was a product manager at Facebook and Instagram leading efforts in monetization from 2015 to 2016. He graduated from the Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics in 2015. Mr. Horsley took two years off of school from 2011 to 2013 to be on the founding team of a technology company called Lore (formerly known as CourseKit) to assist in the development of an online learning tool incorporating social networking features. Lore raised over $6 million in equity, grew to 20 employees, and was sold to Noodle Education, Inc. in 2013. Mr. Horsley was named a member of Forbes’ 2019 “30 Under 30” list.

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

Hong Kim, 32, is the Chief Technology Officer and a Director of the Sponsor and has served in such capcity since the Sponsor's inception. Prior to Bitwise, Mr. Kim was a student at the University of Pennsylvania where he graduated with a Bachelor of Science in Computer Science in 2016. While at school, he also worked on Google’s backend infrastructure for Drive. From 2011 to 2013, Mr. Kim took time off from university to work in software security for the South Korean Military.

The following individuals are executive officers of Bitwise Asset Management, Inc., the parent of the Sponsor:

•
Hunter Horsley, 32, is also the Chief Executive Officer of Bitwise and has served in such capacity since Bitwise’s inception in October 2016.
•
Paul “Teddy” Fusaro, 37, is also the President of Bitwise and has served in such capacity since April 2018. Previously he served as the Chief Operating Officer at Bitwise.
•
Katherine Dowling, 51, is the General Counsel and Chief Compliance Officer of Bitwise, and has served in such capacity since March 2021. Prior to Bitwise, Ms. Dowling was the General Counsel and Chief Compliance Officer for True Capital Management from 2019 to 2021. Before that, Ms. Dowling was the Managing Director, Chief Operating Officer and Chief Compliance Officer at Luminate Capital Partners from 2015 to 2018, which she co-founded. Prior to 2015, Ms. Dowling spent more than ten years as an Assistant U.S. Attorney, most recently in the Economic Crimes Unit of the U.S. Attorney's Office for the Northern District of California.
•
Matt Hougan, 46, is the Chief Investment Officer for Bitwise, and has served in such capacity since October 2020. Mr. Hougan previously served as the Global Head of Research at Bitwise since February 2018. Prior to Bitwise, Mr. Hougan was the Managing Director of Global Finance Informa PLC, a FTSE 100 company from 2016 to 2018. Prior to that position, Mr. Hougan was at ETF.com where he was the Chief Executive Officer in 2015 and previously served as President from 2010 to 2014 and Global Head of Editorial from 2007 to 2014.
•
Mick McLaughlin, 52, is the Chief Distribution Officer for Bitwise and has served in such capacity since February 2022. Mr. McLaughlin previously served as the Head of Sales at Bitwise since September 2018. Prior to Bitwise, Mr. McLaughlin was the Vice President, West Coast RIA and Bank Channel for Hartford Funds from 2017 to 2018. Before that, Mr. McLaughlin was the Head of Intermediary Sales at 55 Capital from 2016 to 2017 and was the Managing Director and Head of ETF Distribution for the Americas at Deutsche Bank from 2013 to 2016.
•
Hong Kim, 32, is also the Chief Technology Officer of Bitwise and has served in such capacity since Bitwise’s inception in October 2016.

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

The Custodian’s Role

Under the Custodian Agreement, the Custodian controls and secures the Trust’s custodial account (the “Custodial Account”), a segregated custody account to store private keys, which allow for the transfer of ownership or control of the Trust’s Portfolio Crypto Assets, on the Trust’s behalf. The Custodian’s services (i) allow Portfolio Crypto Assets to be deposited from a public Blockchain address to the Trust’s Custodial Account and (ii) allow the Trust or Sponsor to withdraw Portfolio Crypto Assets from the Trust’s Custodial Account to a public Blockchain address the Trust or Sponsor controls (the “Custodial Services”). The Custodial Account uses offline storage, or “cold” storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to Crypto Assets are disconnected and/or deleted entirely from the internet. Fees paid to the Custodian are a Sponsor-paid expense and are effectively included in the Management Fee.

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

The Custodian and its affiliates may from time to time purchase or sell Crypto Assets for their own accounts and as agent for their customers or Shares for their own accounts. The foregoing notwithstanding, Portfolio Crypto Assets in the Custodial Account are not treated as general assets of the Custodian and cannot be commingled with any other Crypto Assets held by the Custodian. The Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the Portfolio Crypto Assets in the Custodial Account are considered fiduciary assets that remain the Trust’s property at all times.

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

Description of the Trust Company Custodial Services Agreement

The Trust Company Custodial Services Agreement (“Custodian Agreement”) establishes the rights and responsibilities of the Custodian, and the Trust with respect to the Trust’s Crypto Assets in the Custodial Account, which is maintained and operated by the Custodian on behalf of the Trust. For a general description of the Custodian’s obligations, see “—The Custodian and the Custodial Services Agreement—The Custodian’s Role.”

Location of Crypto Assets; Account

The Trust’s Crypto Assets exist and are stored on the applicable Crypto Asset Blockchain. Private keys associated with the Trust’s Crypto Assets are secured by the Custodian and stored in a segregated custody account. The Custodial Account uses offline storage, or “cold storage,” mechanisms to secure the Trust’s private keys.

The Trust’s Custodial Account is a segregated on-Blockchain custody account controlled and secured by the Custodian to store Crypto Assets. Portfolio Crypto Assets in the Trust’s Custodial Account are not treated as general assets of the Custodian and cannot be commingled with any other Crypto Assets held by the Custodian. Rather, the Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the Portfolio Crypto Assets in the Custodial Account are considered fiduciary assets that remain the Trust’s property at all times.

Insurance

Coinbase Global, Inc., the parent company of the Custodian, maintains a commercial crimes insurance program that covers the loss of clients’ Crypto Assets held by the Custodian and its affiliates in both cold and hot storage, and may cover a small portion of the loss of Portfolio Crypto Assets. Coverage by this commercial crimes insurance program is designed to be comprehensive and includes losses from employee collusion or fraud, physical loss (including theft), or damage of key material, security breach or hack, and fraudulent transfer. This insurance program is assessed and renewed every year and the coverage limit may be adjusted based on a number of factors, including aggregate client assets on the Coinbase platform.

The Custodian Agreement includes various terms that provide for the protection of client assets, including in the event of the Custodian’s insolvency. For one, the Custodian Agreement explicitly states that the Custodian will not create a security interest or a lien on client assets, and will always hold client assets in segregated wallets, separate and apart from the Custodian’s other client assets or its own proprietary assets. Further, the Custodian Agreement also provides for the election of a regulatory framework to ensure that client assets do not become part of the Custodian’s insolvency estate, and therefore, are not subject to the claims of the Custodian’s creditors. For example, under the Custodian Agreement, the parties agree that the Custodian will hold the client’s Crypto Assets subject to Article 8 of the Uniform Commercial Code (the “UCC”). Article 8 of the UCC provides additional protection for the client’s Crypto Assets by creating a security entitlement in favor of the client while imposing various duties on the Custodian. Such duties include a duty to maintain a given client asset in sufficient quantity to satisfy all security entitlements with respect to such client assets. Further, to the extent necessary to satisfy such security entitlements, Article 8 of the UCC provides that all interests in such client assets held by the Custodian would not constitute a property of the Custodian, and therefore, would not be subject to the claims of the Custodian’s creditor.

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

Crypto Assets are generally controllable only by the possessor of the unique private key relating to the digital wallet in which the Crypto Assets are held. While Blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the Crypto Assets held in such a wallet. To the extent that any of the private keys relating to the Custodian’s cold wallets containing client Crypto Assets is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, the Custodian will be unable to access the Crypto Assets held in the related wallet. Further, the Custodian cannot provide assurance that its wallets will not be hacked or compromised. Crypto Assets and Blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store clients’ Crypto Assets could adversely affect the clients’ ability to access or withdraw their Crypto Assets from their custodial accounts.

Deposits, Withdrawals and Storage; Access to the Crypto Asset Accounts

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

The Custodian requires the following amounts of time between any request to withdraw Crypto Assets from the Crypto Asset Accounts and submission of the withdrawal to the applicable Crypto Asset network: up to two (2) hours during business hours, as defined in the Custodian Agreement and up to twenty-four (24) hours if the withdrawal occurs outside of business hours. The Custodian will ensure that initiated deposits are processed in a timely manner, but the Custodian makes no representations or warranties regarding the amount of time needed to complete processing which is dependent upon many factors outside of the Custodian’s control. The Custodian makes no other representations or warranties with respect to the availability and/or accessibility of Crypto Assets or the availability and/or accessibility of the Crypto Asset Accounts or Custodial Services.

Security of the Account

The Custodian will safekeep the Portfolio Crypto Assets and segregate all Portfolio Crypto Assets from both the property of the Custodian and the assets of other customers of the Custodian. The Custodian securely stores all Crypto Assets private keys held by the Custodian in offline storage. The Custodian has implemented and will maintain a reasonable information security program that includes policies and procedures that are reasonably designed to safeguard the Custodian’s electronic systems and the Trust’s and the Sponsor’s confidential information from, among other things, unauthorized access or misuse. In the event of a Data Security Event (as defined below), the Custodian will promptly (subject to any legal or regulatory requirements) notify the Trust and the Sponsor. “Data Security Event” is defined as any event whereby (a) an unauthorized person (whether within the Custodian or a third party) acquired or accessed the Trust’s or Sponsor’s information, (b) the Trust’s or Sponsor’s information is otherwise lost, stolen or compromised.

Record Keeping; Inspection and Auditing

The Custodian will keep timely and accurate records as to the deposit, disbursement, investment and reinvestment of the Crypto Assets. The Custodian will maintain accurate records and bookkeeping of the Custodian Services, as defined in the Custodian Agreement, as required by applicable law and in accordance with the Custodian’s internal document retention policies.

Standard of Care; Limitations of Liability

The Custodian will safekeep, on behalf of the Trust, all Crypto Assets received by the Custodian. The Custodian is liable to the Sponsor and the Trust for the loss of any Crypto Assets resulting from its errors in executing a transaction (e.g., if the Trust or Sponsor provides the correct destination address for executing a withdrawal transaction, but the Custodian erroneously sends the Trust’s Portfolio Crypto Assets to another destination address). The Custodian assumes no responsibility for any loss that the Trust may sustain due to inaccurate instructions or due to compromise of Custodial Account login credentials due to no fault of the Custodian and/or failure to follow or act on any notices or alerts that the Custodian may send to the Trust or Sponsor.

The Custodian’s total liability under the Custodian Agreement will never exceed the greater of the value of the Crypto Assets on deposit in the Custodial Account at the time of, and directly relating to, the events giving rise to the liability occurred, the value of which will be determined in accordance with the Custodian Agreement. The Custodian is not liable to the Trust for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages.

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

Notwithstanding the foregoing, the Sponsor and the Trust may cancel the Custodial Account at any time by withdrawing all balances and contacting the Custodian. Upon termination of the Custodian Agreement, the Custodian will promptly upon the Sponsor’s or the Trust’s order deliver or cause to be delivered all Crypto Assets held or controlled by the Custodian as of the effective date of termination, together with such copies of the records maintained pursuant to the Custodian Agreement and as the Sponsor and the Trust requests in writing.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

The following is a list of the name, address and shareholdings of all officers and directors of the Sponsor owning the Trust’s Shares and there were no such persons beneficially owning more than five percent (5%) of the Trust’s Shares as of December 31, 2022. Due to the terms of the Trust Agreement, such Shareholders do not have any control or additional rights with respect to the operation of the Trust vis-a-vis the Trust’s other Shareholders. In addition, such beneficial Shareholders owning more than five percent (5%) of the Trust’s Shares are not affiliated with the Trust, the Sponsor or Bitwise Asset Management in any capacity other than as a Shareholder in the Trust.

Officers and Directors	Address	Number of Shares	Percentage Ownership	Entity Control Persons
Hunter Horsley	400 Montgomery Street, Suite 600 San Francisco, CA 94104	3,681	*	Hunter Horsley
Matthew Hougan	400 Montgomery Street, Suite 600 San Francisco, CA 94104	5,087	*	Matthew Hougan
Michael McLaughlin	400 Montgomery Street, Suite 600 San Francisco, CA 94104	1,020	*	Michael McLaughlin
Corey Mulloy	400 Montgomery Street, Suite 600 San Francisco, CA 94104	69,726	*	Corey Mulloy

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

These activities may create conflicts between the best interest of the Trust, on the one hand, and the best interests of the other unaffiliated funds or companies, on the other. For example, an officer of the Sponsor may serve on the board of directors of an unaffiliated company and may provide counsel related to Crypto Assets that may be purchased, sold or held by the Trust, and such unaffiliated funds or companies may relate to Crypto Assets that the Trust may purchase, sell or hold. At times, these activities may cause the provision of advice to unaffiliated funds or companies that may cause these unaffiliated funds or companies to take actions adverse to the interest of the Trust.

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

Further, the Sponsor and its officers, directors, managers, employees and affiliates may act in a proprietary capacity with long or short positions, in instruments of all types, including the Crypto Assets that may be purchased, sold or held by the Trust and may generally trade in Crypto Assets for their own accounts, subject to restrictions and reporting requirements as may be required by law.

As a result of differing trading and investment strategies or constraints, positions may be taken by officers, directors, employees, and affiliates of the Sponsor that are the same as, different from, or made at a different time than positions taken for the Trust.

The aforementioned activities could affect the prices and availability of the Crypto Assets, if any, that the Sponsor seeks to buy or sell for the Trust’s account, which could adversely impact the financial returns of the Trust.

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

Allocation of investment opportunities among the Trust and any Future Trusts will be made in the Sponsor’s judgment based upon the investment objectives and investment portfolio of the Trust and such other Future Trusts; provided, that all allocations will be made in compliance with the Sponsor’s fiduciary duties. When the purchase and sale of Crypto Assets is considered to be in the best interest of both the Trust and a Future Trust, Crypto Assets to be purchased or sold may be aggregated in order to obtain superior execution and/or lower transaction expenses. Execution prices for identical Crypto Assets purchased or sold on behalf of multiple accounts in any one business day may be averaged. In such events, allocation of prices, as well as expenses incurred in the transaction, shall be made in a manner the Sponsor considers to be equally as favorable to the Trust as to any other party.

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

Affiliate transactions.

The Sponsor may cause the Trust to invest in Crypto Assets in which some or all of its affiliates have a financial interest, or to engage in transactions with persons with whom some or all of its affiliates have financial or other relationships. Subject to the Sponsor’s approval, which may be withheld for any reason, affiliates may own Shares in the Trust.

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

Item 14. Principal Accountant Fees And Services.

Fees for services performed by WithumSmith+Brown, PC (“WSB”) for the years ended December 31, 2022 and 2021 were:

	Years Ended December 31,
	2022	2021
Audit fees	$—	$190,425

Fees for services performed by KPMG for the years ended December 31, 2022 and 2021 were:

	Years Ended December 31,
	2022	2021
Audit fees	$297,000	$236,000
Form 10-Q fees	$75,000	$—

120

Fees for services performed by Cohen & Company, Ltd. for the years ended December 31, 2022 and 2021 were:

	Years Ended December 31,
	2022	2021
Audit fees	$—	$64,544

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

121

part iv.

Item 15. Exhibit And Financial Statement Schedules.

122

Bitwise 10 Crypto Index Fund

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Sponsor
Bitwise 10 Crypto Index Fund:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Bitwise 10 Crypto Index Fund (the Fund), including the schedules of investments, as of December 31, 2022 and 2021, the related statements of operations and changes in net assets for the years then ended, including the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022 and 2021, and the results of its operations and changes in its net assets for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

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
February 24, 2023

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of Bitwise 10 Crypto Index Fund

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and shareholders’ equity of Bitwise 10 Crypto Index Fund (the “Trust”), including the condensed schedule of investments, as of December 31, 2020, and the related statements of operations and changes in net assets for the year then ended, including the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2020, and the results of its operations and changes in net assets for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2020, by correspondence with the custodian, counterparties, exchanges or by other audit procedures, where replies were not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Emphasis of Matter – Uncertainties Related to Crypto Assets

As disclosed in Note 3 to the financial statements, the Trust held Crypto Assets as of December 31, 2020,

with a fair value of approximately $374,018,000, respectively, in Crypto Assets, representing approximately 100% of the total assets at December 31, 2020. Significant information and risks related to such Crypto Assets includes, but is not necessarily limited to the following:

Risks Associated With Crypto Assets and Risks of Ownership

As of the date of these financial statements, Crypto Assets are loosely regulated and there is no central marketplace or currency exchange. Supply is not determined by a central bank, and prices have been extremely volatile during the periods presented in the financial statements. Transferability and ownership of Crypto Assets is verified by a thirty-two-character cryptographic key. Crypto Asset exchanges in the marketplace have been closed due to fraud, failure or security breaches. Any of the Trust's Crypto Assets that reside on an exchange that shuts down may be lost. The Trust held Crypto Assets as of December 31, 2020, with a fair value of approximately $374,018,000, respectively. Of this, Crypto Assets of approximately $373,259,000 are held by the Custodian; Crypto Assets of approximately $0 are held in private wallets; and Crypto Assets of approximately $759,000 reside on exchanges. Several factors may affect the price of Crypto Assets, including, but not limited to: supply and demand, investors' expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of Crypto Assets or the use of Crypto Assets as a form of payment. There is no assurance that Crypto Assets will maintain their long-term value in terms of purchasing power in the future, or that acceptance of Crypto Asset payments by mainstream retail merchants and commercial businesses will continue to grow.

Risks Associated With Crypto Asset Regulation

As Crypto Assets have grown in popularity and market size, various countries and jurisdictions have begun to develop regulations governing the Crypto Asset industry. To the extent that future regulatory actions or policies limit the ability to exchange Crypto Assets or utilize them for payments, the demand for Crypto Assets will be reduced. Furthermore, regulatory actions may limit the ability of end-users to convert Crypto Assets into fiat currency (e.g., U.S. dollars) or use Crypto Assets to pay for goods and services. Such regulatory actions or policies would result in a reduction of demand, and in turn, a decline in the underlying Crypto Asset unit prices.

The effect of any future regulatory change on the Trust or Crypto Assets in general is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Trust’s investments in Crypto Assets.

Risks Associated Over-the-Counter Transactions

Some of the markets in which the Trust may execute its transactions are "over-the-counter" or "interdealer" markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of "exchange-based" markets. This exposes the Trust to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss. Such "counterparty risk" is accentuated for Crypto Assets where the Trust has concentrated its transactions with a single or small group of counterparties. The Trust is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Moreover, the Trust has no internal credit function that evaluates the creditworthiness of its counterparties. The ability of the Trust to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparty's financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Trust.

Risks Associated No FDIC or SIPC Protection

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Accordingly, deposits or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. The Trust's Crypto Asset custodians do however carry bespoke insurance policies related to the Crypto Assets over which they provide custody.

The Trust must adapt to technological change in order to secure and safeguard client accounts. While management believes they have developed an appropriate proprietary security system reasonably designed to safeguard the Trust's Crypto Assets from theft, loss, destruction or other issues relating to hackers and technological attack, such assessment is based upon known technology and threats. To the extent that the Trust is unable to identify and mitigate or stop new security threats, the Trust's Crypto Assets may be subject to theft, loss, destruction or other attack, which could have a negative impact on the performance of the Trust or result in loss of the Trust's Crypto Assets.

Risks Associated With a Crypto Asset Majority Control

Since Crypto Assets are virtual and transactions in such currencies reside on distributed networks, governance of the underlying distributed network could be adversely altered should any individual or group obtain 51% control of the distributed network. Such control could have a significant adverse effect on either the ownership or value of the Crypto Asset.

Risks Related to Transaction Authentication

As of the date of these financial statements, the transfer of digital currency assets from one party to another currently typically relies on an authentication process by an outside party known as a miner. In exchange for compensation, the miner will authenticate the transfer of the currency through the solving of a complex algorithm known as a proof of work, or will vouch for the transfer through other means, such as a proof of stake. Effective transfers of and therefore realization of Crypto Asset is dependent on interactions from these miners or forgers. In the event that there were a shortage of miners to perform this function, that shortage could have an adverse effect on either the fair value or realization of the Crypto Assets.

As discussed herein, holdings in digital currency assets are subject to current, emerging and potentially significant risks, including, but not necessarily limited to legal, regulatory, market valuation and proof of ownership risks. These risks are described in greater detail in Note 4 to the financial statements. Users of financial statements for entities that hold Crypto Assets should carefully understand, consider and evaluate these and other risks related to Crypto Assets, when making investing decisions in such entities. Our opinion is not modified with respect to this matter.

We have served as the auditor as of 2021.

/s/ WithumSmith+Brown, PC

April 22, 2021, except for Note 2, 3 and 4 as to which the date is February 17, 2022

Bitwise 10 Crypto Index Fund

Statement of Assets and Liabilities

December 31, 2022 and 2021

Assets	December 31, 2022	December 31, 2021
Investments in crypto assets, at fair value (cost $352,025,946 and $365,043,367)	$308,152,209	$958,115,187
Cash	656,726	18,534,761
Other assets	2,180	2,180
Total Assets	$308,811,115	$976,652,128

Liabilities
Management fees payable	$643,333	$2,034,342
Subscriptions received in advance	301	301
Capital withdrawals payable	10,982	79,823
Total Liabilities	654,616	2,114,466
Net Assets	$308,156,499	$974,537,662

Net Assets consists of:
Paid-in-capital	427,764,344	427,764,344
Accumulated net investment gain (loss)	(39,439,982)	(26,026,765)
Accumulated net realized gain (loss) on investment in crypto assets	(36,294,125)	(20,271,737)
Net unrealized appreciation (depreciation) on investments in crypto assets	(43,873,738)	593,071,820
Net Assets	$308,156,499	$974,537,662
Shares issued and outstanding, no par value (unlimited shares authorized)	20,241,947	20,241,947
Net asset value per share	$15.22	$48.14

See accompanying notes to the financial statements.

Bitwise 10 Crypto Index Fund

Schedules of Investments
December 31, 2022 and December 31, 2021
	Units	Fair Value	Percentage of Shareholders' Equity
Investments in crypto assets, at fair value
Bitcoin	11,819.9707	$195,753,017	63.52%
Ethereum	74,021.6567	88,589,859	28.75
Cardano	21,522,897.0117	5,283,871	1.72
Polygon	5,364,647.6643	4,063,721	1.32
Polkadot	728,522.0272	3,151,586	1.02
Litecoin	44,176.0683	3,012,808	0.98
Uniswap	462,947.3743	2,343,903	0.76
Solana	225,537.2136	2,223,797	0.72
Avalanche	191,304.3666	2,083,305	0.68
Chainlink	301,859.6002	1,646,342	0.53
Total investments in crypto assets, at fair value (cost $352,025,946)		$308,152,209	100.00
Assets in excess of liabilities		4,290	0.00 *
Net Assets		$308,156,499	100.00%

* Represents less than 0.00% of net assets.

	Units	Fair Value	Percentage of Shareholders' Equity
Investments in crypto assets, at fair value
Bitcoin	12,475.6558	$572,231,636	58.72%
Ethereum	78,234.5412	285,145,344	29.26
Solana	204,175.6196	34,352,548	3.53
Cardano	22,428,062.5169	28,941,172	2.97
Polygon	4,647,380.3452	11,418,613	1.17
Algorand	4,208,152.1524	6,924,935	0.71
Litecoin	46,487.4378	6,697,910	0.69
Chainlink	314,935.5479	6,005,821	0.62
Bitcoin Cash	12,742.5405	5,359,895	0.55
Avalanche	4,851.3970	519,342	0.05
Uniswap	30,776.6772	517,971	0.05
Total investments in crypto assets, at fair value (cost $365,043,367)		$958,115,187	98.32
Other assets in excess of liabilities		16,422,475	1.68
Net Assets		$974,537,662	100.00%

Bitwise 10 Crypto Index Fund

Statement of Operations

For the twelve months ended December 31, 2022, 2021 and 2020

	Twelve months ended December 31,
	2022	2021	2020
Income
Redemption fee income	$—	$—	$—
Other income	—	—	—
Total Income	—	—	—
Expenses
Management fees	$13,411,511	$23,059,156	$1,875,116
Transaction and other fees	1,706	3,919	2,669
Total Expenses	13,413,217	23,063,075	1,877,785
Net Investment loss	(13,413,217)	(23,063,075)	(1,877,785)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from crypto assets	(16,022,388)	(9,558,990)	(4,492,966)
Net change in unrealized appreciation (depreciation) from crypto assets	(636,945,558)	449,410,634	160,763,043
Net realized and change in unrealized gain (loss) on investments	(652,967,946)	439,851,644	156,270,077
Net increase (decrease) in Net Assets resulting from operations	$(666,381,163)	$416,788,569	$154,392,292

See accompanying notes to the financial statements.

Bitwise 10 Crypto Index Fund

Statement of Changes in Net Assets

For the twelve months ended December 31, 2022, 2021 and 2020

	Investor Class			Institutional Class			Total Fund
	Twelve Months Ended December 31,			Twelve Months Ended December 31,			Twelve Months Ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Increase in net assets from operations:
Net investment gain (loss)	$(13,413,217)	$(23,063,075)	$(1,863,442)	$—	$—	$(14,343)	$(13,413,217)	$(23,063,075)	$(1,877,785)
Net realized gain (loss) from crypto assets	(16,022,388)	(9,558,990)	(4,458,648)	—	—	(34,318)	(16,022,388)	(9,558,990)	(4,492,966)
Net change in unrealized appreciation (depreciation) from crypto assets	(636,945,558)	449,410,634	159,535,110	—	—	1,227,933	(636,945,558)	449,410,634	160,763,043
Net increase (decrease) in net assets resulting from operations	(666,381,163)	416,788,569	153,213,020	—	—	1,179,272	(666,381,163)	416,788,569	154,392,292
Increase in net assets from capital share transactions:
Subscriptions*	—	184,508,655	199,074,452	—	—	400,000	—	184,508,655	199,474,452
Transfers	—	—	(1,880,156)	—	—	1,880,156	—	—	—
Conversions	—	—	7,692,382	—	—	(7,692,391)	—	—	(9)
Withdrawals*	—	—	(2,239,034)	—	—	(38,850)	—	—	(2,277,884)
Net increase (decrease) in net assets resulting from capital share transactions	—	184,508,655	202,647,644	—	—	(5,451,085)	—	184,508,655	197,196,559
Total increase (decrease) in net assets from operations and capital share transactions	(666,381,163)	601,297,224	355,860,664	—	—	(4,271,813)	(666,381,163)	601,297,224	351,588,851
Net Assets:
Beginning of Period	974,537,662	373,240,438	17,379,774	—	—	4,271,813	974,537,662	373,240,438	21,651,587
End of Period	$308,156,499	$974,537,662	$373,240,438	$—	$—	$—	$308,156,499	$974,537,662	$373,240,438
Change in Shares outstanding:
Shares outstanding at beginning of period	20,241,947	15,132,240	274,134	—	—	66,653	20,241,947	15,132,240	340,787
Subscriptions	—	5,109,707	11,540,051	—	—	5,995	—	5,109,707	11,546,046
Transfers	—	—	(23,454)	—	—	23,181	—	—	(273)
Conversions	—	—	3,440,958	—	—	(95,347)	—	—	3,345,611
Withdrawals	—	—	(99,449)	—	—	(482)	—	—	(99,931)
Net increase (decrease) in shares	—	5,109,707	14,858,106	—	—	(66,653)	—	5,109,707	14,791,453
Shares outstanding at end of period	20,241,947	20,241,947	15,132,240	—	—	—	20,241,947	20,241,947	15,132,240

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

The Trust’s principal investment objective is to invest in a portfolio of broad-based Crypto Assets that tracks the Bitwise 10 Large Cap Crypto Index (the “Index”), which is administered by Bitwise Index Services, LLC (the "Index Provider"), an affiliate of the Sponsor. The Trust rebalances monthly alongside the Index to stay current with changes.

As of December 31 2021, the Trust held more than 10 assets because it was in the process of rebalancing its portfolio to match the changes in the underlying Index.

Shareholders subject to a 2.5% per annum Management Fee are referred to as the Investor Class and Shareholders that were subject to a 2.0% per annum Management Fee are referred to as the Institutional Class. Pursuant to the Agreement and Plan of Conversion executed as of May 1, 2020, the Trust converted from a Delaware Limited Liability Company to a Delaware Statutory Trust. In connection with the conversion, limited liability company units were converted to shares. All members holding Investor Class units received 10 shares for each unit held, and all members holding Institutional Class units received 10.126 shares for each unit held. Additionally, effective May 1, 2020 all Shareholders are charged a Management Fee of 2.5% per annum, and the dual class structure was eliminated.

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

Certain 2020 amounts have been reclassified to conform to 2021 and 2022 presentation.

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

Cash

Cash represents cash deposits held at financial institutions and Crypto Asset exchanges. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Investments and Valuation

The Trust’s investments in Crypto Assets are stated at fair value. For a further discussion of the Trust’s calculations of valuation, please see “Calculation of Valuation” in the footnote below. Crypto Assets are generally valued using prices as reported on reputable and liquid exchanges and may involve utilizing an average of bid and ask quotes using closing prices provided by such exchanges as of the date and time of determination ("Calculation of Valuation" below). Factors such as the recent stability of the exchange, current liquidity of the exchange, and recent price activity of an exchange will be considered as to the determination of which exchanges to utilize. The time used is 4:00 pm ET which corresponds to 20:00 UTC during Daylight Savings Time and 21:00 UTC during non-Daylight Savings Time. The Sponsor’s Valuation Policy provides a listing of preferred exchanges. While some Crypto Assets are valued based on prices reported in the public markets, other Crypto Assets may be more thinly-traded or subject to irregular trading activity. Determinations on the value of certain Crypto Assets, and how to value such assets as to which limited prices or quotations are available, are based on the Sponsor’s recommendations or instructions.

Crypto Asset transactions are recorded on the trade date. Realized gains and losses from Crypto Asset transactions are determined using the identified cost method. Any change in net unrealized gain or loss is reported in the statement of operations. Commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.

Calculation of Valuation

For all periods through the quarterly period ended June 30, 2021, the NAV Per Share, the NAV of the Trust, and the fair valuations for each Portfolio Crypto Asset were calculated by the Trust’s Administrator in reliance on the fair value of each Portfolio Crypto Asset based on a blended average approach for calculating the price of a Crypto Asset (the "Blended Bitwise Crypto Asset Price"), which the Sponsor was responsible for calculating. The Sponsor provided this price to the Administrator, and the Administrator used this price (multiplied by the Trust’s holdings) for each asset to determine the fair value of the Trust’s assets. The Administrator then subtracted the Trust’s liabilities to determine the Trust’s NAV. The Administrator then divided this value by the Trust’s shares outstanding in order to determine the NAV per share. As a result of the Sponsor’s responsibility in this regard, any errors, discontinuance, or changes in such valuation calculations may have had an adverse effect on the value of the Shares. The Sponsor instituted this valuation policy in order to generate fair value estimates because it determined that such policy was in the best interest of shareholders, as it would avoid misstatements in valuation of the assets potentially arising from deviations in pricing across the Crypto Asset market, and because of the fragmented nature of the Crypto Asset trading ecosystem. As a result, management applied this valuation technique which it determined to be appropriate given the circumstances.

Following the filing of its Form 10, the Sponsor conducted a complete review of its process for determining fair valuation in the presentation of its financial statements and calculation of NAV. In this process, the Sponsor evaluated whether or not the identification of a principal market for each of the Trust’s assets for valuation purposes, during each period for which the Trust created and had audited its financial statements, would have created a material difference in the Trust’s estimated fair value or assets. In conjunction, the Sponsor determined to undertake a change in valuation policy for the fair valuation of Crypto Assets held in the Trust. As a result, the Sponsor developed a revised process for the determination of a principal market for each asset based on this consideration and disclosed and implemented this change in valuation policy and accounting policy prior to the creation of financial statements for the period ending September 30, 2021. The Blended Bitwise Crypto Asset Price is no longer used for any calculations by the Trust, including NAV Per Share, NAV of the Trust or fair valuations for any Portfolio Crypto Asset.

The process that the Sponsor developed for identifying a principal market, as described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable Crypto Asset exchanges selected by the Sponsor and its affiliates in their sole discretion, including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

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

The Sponsor’s results conclude that there were no material or significant differences in valuation or to the financial statements as previously presented when using the policy of identifying a principal market described above as compared to the previous valuation methodology for any period since the Trust commenced operations. Included within the net change in unrealized appreciation (depreciation) within the Trusts' Statement of Operations for the year ended December 31, 2021 is $118,351, representing the immaterial difference in the Trust's fair market value of Crypto Assets at the beginning of the year determined using the Blended Bitwise Crypto Asset Price and the Principal Market Price.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the year ended December 31, 2022.

Year Ended December 31, 2022
Asset	Principal Market Price	Principal Market
BTC	$16,561.21	Coinbase
ETH	$1,196.81	Coinbase
ADA	$0.25	Coinbase
MATIC	$0.76	Coinbase
DOT	$4.33	Coinbase
LTC	$68.20	Coinbase
UNI	$5.06	Coinbase
SOL	$9.86	Coinbase
AVAX	$10.89	Coinbase
LINK	$5.45	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2022.

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$308,152,209	$—	$—	$308,152,209

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2021.

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$958,115,187	$—	$—	$958,115,187

4. Risks and Uncertainties

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At December 31, 2022 and 2021, Crypto Assets of approximately $292,421 and $1,037,000 reside on exchanges, respectively. At December 31, 2022 and 2021, cash of approximately $644,736 and $18,454,000 reside on exchanges, respectively.

Several factors may affect the price of Crypto Assets, including, but not limited to: supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of Crypto Assets or the use of Crypto Assets as a form of payment. There is no assurance that Crypto Assets will maintain their long-term value in terms of purchasing power in the future, or that acceptance of Crypto Asset payments by mainstream retail merchants and commercial businesses will continue to grow.

Crypto Asset Regulation

As Crypto Assets have grown in popularity and market size, various countries and jurisdictions have begun to develop regulations governing the Crypto Assets industry. To the extent that future regulatory actions or policies limit the ability to exchange Crypto Assets or utilize them for payments, the demand for Crypto Assets will be reduced. Furthermore, regulatory actions may limit the ability of end-users to convert Crypto Assets into fiat currency (e.g., U.S. dollars) or use Crypto Assets to pay for goods and services. Such regulatory actions or policies would result in a reduction of demand, and in turn, a decline in the underlying Crypto Asset unit prices.

The effect of any future regulatory change on the Trust or Crypto Assets in general is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Trust’s investments in Crypto Assets.

Custody of Crypto Assets

Coinbase Custody Trust Company, LLC (the "Custodian") serves as the Trust's Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At December 31, 2022 and 2021, Crypto Assets of approximately $307,859,788 and $957,078,000 are held by the Custodian, respectively.

Crypto Asset Trading is Volatile and Speculative

Crypto Assets represent a speculative investment and involve a high degree of risk. Prices of Crypto Assets have fluctuated widely for a variety of reasons including uncertainties in government regulation and may continue to experience significant price fluctuations. If Crypto Asset markets continue to be subject to sharp fluctuations, Shareholders may experience losses as the value of the Trust’s investments decline. Even if Shareholders are able to hold their Shares in the Trust for the long-term, their Shares may never generate a profit, since Crypto Asset markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations.

Over-the-Counter Transactions

Some of the markets in which the Trust may execute its transactions are "over-the-counter" or "interdealer" markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of "exchange-based" markets. This exposes the Trust to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss. Such "counterparty risk" is accentuated for Crypto Assets where the Trust has concentrated its transactions with a single or small group of counterparties. The Trust is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Moreover, the Trust has no internal credit function that evaluates the creditworthiness of its counterparties. The ability of the Trust to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparty's financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Trust.

No FDIC or SIPC Protection

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Accordingly, deposits or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. The Trust's Crypto Asset custodians do however carry bespoke insurance policies related to the Crypto Assets over which they provide custody.

The Trust must adapt to technological change in order to secure and safeguard client accounts. While management believes they have developed an appropriate proprietary security system reasonably designed to safeguard the Trust's Crypto Assets from theft, loss, destruction or other issues relating to hackers and technological attack, such assessment is based upon known technology and threats. To the extent that the Trust is unable to identify and mitigate or stop new security threats, the Trust's Crypto Assets may be subject to theft, loss, destruction or other attack, which could have a negative impact on the performance of the Trust or result in loss of the Trust's Crypto Assets.

Risks Associated with Crypto Asset Majority Control

Since Crypto Assets are virtual and transactions in such currencies reside on distributed networks, governance of the underlying distributed network could be adversely altered should any individual or group obtain 51% control of the distributed network. Such control could have a significant adverse effect on either the ownership or value of the Crypto Asset.

Transaction Authentication

As of the date of these financial statements, the transfer of digital currency assets from one party to another typically relies on an authentication process by an outside party known as a Miner. In exchange for compensation, the Miner will authenticate the transfer of the currency through the solving of a complex algorithm known as a proof of work, or will vouch for the transfer through other means, such as a proof of stake. Effective transfers of and therefore realization of Crypto Assets are dependent on interactions from these Miners or forgers. In the event that there was a shortage of Miners to perform this function, that shortage could have an adverse effect on either the fair value or realization of the Crypto Assets.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of December 31, 2022 and 2021, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities.

6. Shareholders’ Equity

Subscriptions

As of November 18, 2021, the Sponsor to the Trust has closed the acceptance of all subscriptions to the Bitwise 10 Crypto Index Fund, pursuant to its rights under Sections 5 and 6 of the Trust Agreement.

In-Kind Subscriptions

The Sponsor may, at its sole discretion, accept Crypto Assets (“In-Kind Investments”) in lieu of, or in addition to, cash as payment for investment in the Trust. Such In-Kind Investments are valued using the same Crypto Asset prices as per the Trust’s valuation policy at any given valuation date as of 4:00 pm ET on the date of the subscription. For the year ended December 31, 2021 and 2020, the Trust accepted In-Kind Investments from the Shareholders of $95,459,698 and $99,779,732 respectively. As all subscriptions were closed for the year ended December 31, 2022 there were no In-Kind Investments.

Withdrawals

In connection with the Trust seeking approval for the quotation of its Shares on OTCQX, the Trust halted the withdrawal program on October 7, 2020.

Allocation of Profits and Losses

Starting May 1, 2020, income or loss was directly allocated to the single remaining Class.

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

For the years ended December 31, 2022 and 2021, the Investor Class was charged Management Fees of $13,411,511 and $23,059,156, respectively, of which $643,333 and $2,034,342 remain payable as of December 31, 2022 and 2021, respectively.

The Sponsor paid all expenses related to the initial offering, organization and start-up of the Trust. The Sponsor is responsible for all ordinary operating expenses of the Trust, including administrative, custody, legal, audit, insurance, and other operating expenses.

The Trust considers their directors and executive officers of the sponsor to be related parties of the Trust. As of December 31, 2022, such individuals, collectively held 79,514 shares of the Trust, which represent less than 1% ownership of total shares outstanding.

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

9. Financial Highlights

The following presents the financial highlights for Investor Class shares for the twelve months ended December 31, 2022, December 31, 2021 and December 31, 2020.

	Twelve months ended December 31, 2022	Twelve months ended December 31, 2021	Twelve months ended December 31, 2020
Per Share Performance	Investor Class	Investor Class	Investor Class *
(for a share outstanding throughout the period)

Net asset value per share at beginning of period	$48.14	$24.67	$6.34

Net increase (decrease) in Net Assets resulting from operations: (2)
Net realized and change in unrealized on investments (1)	(32.26)	24.63	18.67
Net investment gain (loss) (1)	(0.66)	(1.16)	(0.34)
Net increase (decrease) in Net Assets resulting from operations	(32.92)	23.47	18.33

Net asset value per share at end of period	$15.22	$48.14	$24.67

Total return	(68.38)%	95.15%	289.05%

Supplemental Data
Ratios to average net asset value
Expenses	2.51%	2.51%	2.38%

Net investment loss	(2.51)%	(2.51)%	(2.38)%
Net Assets at end of period	$308,156,499	$974,537,662	$373,240,438
Average net assets(3)	$535,343,806	$920,451,951	$75,989,546
Portfolio turnover	11%	14%	15%

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

* As of April 30, 2020 all Institutional class shares were converted to Investor class shares and the Institutional share class was retired.

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

(3) Based on the average of month-end assets

10. Subsequent Events

The Sponsor has evaluated subsequent events through February 24, 2022, the date the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure.

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

23.1^	Consent of Independent Registered Public Accounting Firm.

31.1^	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended..
31.2^	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1^*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH^	Inline XBRL Taxonomy Extension Schema Document

101.CAL^	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB^	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF^	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

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

Bitwise Investment Advisers, LLC as Sponsor of Bitwise 10 Crypto Index Fund (BITW)

By:	/s/ Hunter Horsley
	Name:	Hunter Horsley
	Title:	President (Principal Executive Officer)*

By:	/s/ Paul Fusaro
	Name:	Paul Fusaro
	Title:	Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)*

Date: February 24, 2023

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.