Form 10-Q
period 2023-03-31
Bitwise 10 Crypto Index Fund
filed 2023-05-15
CIK 1723788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

(415) 707-3663

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

Number of shares of the registrant’s common stock outstanding as of May 15, 2023: 20,241,947

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
•
the unregulated nature and lack of transparency surrounding the operations of Blockchain technologies and cypto assets, which may adversely affect the value of Portfolio Crypto Assets and the Shares;
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
•
the Custodian’s possible resignation or removal by the Sponsor; and

i

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

ii

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Crypto Asset industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the heading “Statement Regarding Forward-Looking Statements.”

iii

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Bitwise 10 Crypto Index Fund

(formerly known as Bitwise 10 Private Index Fund, LLC)

Financial Statements (Unaudited)

March 31, 2023 and December 31, 2022

Bitwise 10 Crypto Index Fund

Bitwise 10 Crypto Index Fund

Statements of Financial Condition

March 31, 2023 (unaudited) and December 31, 2022

Assets	March 31, 2023 (unaudited)	December 31, 2022
Investments in Crypto Assets, at fair value (cost $345,653,206 and $352,025,946)	$502,840,127	$308,152,209
Cash	2,657,699	656,726
Other assets	2,180	2,180
Total Assets	$505,500,006	$308,811,115

Liabilities
Management fees payable	$1,053,102	$643,333
Subscriptions received in advance	301	301
Capital withdrawals payable	10,982	10,982
Total Liabilities	1,064,385	654,616
Net Assets	$504,435,621	$308,156,499

Net Assets consists of:
Paid-in-capital	427,764,344	427,764,344
Accumulated net investment gain (loss)	(42,282,284)	(39,439,982)
Accumulated net realized gain (loss) on investments in Crypto Assets	(38,233,358)	(36,294,125)
Net unrealized appreciation (depreciation) on investments in Crypto Assets	157,186,919	(43,873,738)
Net Assets	$504,435,621	$308,156,499
Shares issued and outstanding, no par value (unlimited shares authorized)	20,241,947	20,241,947
Net asset value per share	$24.92	$15.22

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Schedules of Investments

March 31, 2023 (unaudited)

	Units	Fair Value	Percentage of Net Assets
Investments in Crypto Assets, at fair value
Bitcoin	11,686.6392	$332,692,790	65.95%
Ethereum	73,453.8716	134,345,662	26.63
Cardano	20,995,382.7010	8,435,945	1.67
Polygon	5,325,819.6679	5,931,365	1.18
Solana	230,759.1018	4,841,326	0.96
Polkadot	707,850.4098	4,477,862	0.89
Litecoin	43,885.6614	3,938,738	0.78
Avalanche	192,271.7710	3,408,979	0.68
Uniswap	455,913.9677	2,773,325	0.55
Cosmos	178,366.2493	1,994,135	0.40
Total investments in Crypto Assets, at fair value (cost $345,653,206)		$502,840,127	99.68
Other assets in excess of liabilities		1,595,494	0.32
Net Assets		$504,435,621	100.00%

December 31, 2022

	Units	Fair Value	Percentage of Net Assets
Investments in Crypto Assets, at fair value
Bitcoin	11,819.9707	$195,753,017	63.52%
Ethereum	74,021.6567	88,589,859	28.75
Cardano	21,522,897.0117	5,283,871	1.71
Polygon	5,364,647.6643	4,063,721	1.32
Polkadot	728,522.0272	3,151,586	1.02
Litecoin	44,176.0683	3,012,808	0.98
Uniswap	462,947.3743	2,343,903	0.76
Solana	225,537.2136	2,223,797	0.72
Avalanche	191,304.3666	2,083,305	0.68
Chainlink	301,859.6002	1,646,342	0.53
Total investments in Crypto Assets, at fair value (cost $352,025,946)		$308,152,209	100.00
Other assets in excess of liabilities		4,290	0.00 *
Net Assets		$308,156,499	100.00%

* Represents less than 0.00% of net assets

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statements of Operations (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three months ended March 31,
	2023 (unaudited)	2022 (unaudited)
Expenses
Management fees	$2,842,302	$5,218,398
Transaction and other fees	—	820
Total Expenses	2,842,302	5,219,218
Net Investment gain (loss)	(2,842,302)	(5,219,218)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from Crypto Assets	(1,939,233)	(5,051,114)
Net change in unrealized appreciation (depreciation) from Crypto Assets	201,060,657	(52,775,892)
Net realized and change in unrealized gain (loss) on investments	199,121,424	(57,827,006)
Net increase (decrease) in Net Assets resulting from operations	$196,279,122	$(63,046,224)

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statement of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023 (unaudited)	2022 (unaudited)
Increase (decrease) in net assets from operations:
Net investment gain (loss)	$(2,842,302)	$(5,219,218)
Net realized gain (loss) from Crypto Assets	(1,939,233)	(5,051,114)
Net change in unrealized appreciation (depreciation) from Crypto Assets	201,060,657	(52,775,892)
Net increase (decrease) in net assets resulting from operations	196,279,122	(63,046,224)
Increase (decrease) in net assets from capital share transactions:
Subscriptions	—	—
Withdrawals	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Total increase (decrease) in net assets from operations and capital share transactions	196,279,122	(63,046,224)
Net Assets:
Beginning of Period	308,156,499	974,537,662
End of Period	$504,435,621	$911,491,438
Change in Shares outstanding:
Shares outstanding at beginning of period	20,241,947	20,241,947
Subscriptions	—	—
Net increase (decrease) in shares	—	—
Shares outstanding at end of period	20,241,947	20,241,947

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

The accompanying comparative financial statements are unaudited, but in the opinion of management of the Sponsor, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position of the Trust as of March 31, 2023 and December 31, 2022 and the results of operations for the three months ended March 31, 2023 and 2022. These interim financial statements should be read in conjunction with the Trust’s annual report on Form 10-K for the year ended December 31, 2022. Interim period results are not necessarily indicative of results for a full-year period.

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

Calculation of Valuation

The process that the Sponsor developed for identifying a principal market (the "Principal Market"), as described in FASB ASC 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable Crypto Asset exchanges selected by the Sponsor and its affiliates in their sole discretion, including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini, and LMAX, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset (the "Principal Market Price"). In evaluating the markets that

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the three-month period ended March 31, 2023.

Crypto Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$28,467.79	Coinbase
Ethereum (ETH)	$1,828.98	Coinbase
Cardano (ADA)	$0.40	Coinbase
Polygon (MATIC)	$1.11	Coinbase
Solana (SOL)	$20.98	Coinbase
Polkadot (DOT)	$6.33	Coinbase
Litecoin (LTC)	$89.75	Coinbase
Avalanche (AVAX)	$17.73	Coinbase
Uniswap (UNI)	$6.08	Coinbase
Cosmos (ATOM)	$11.18	Coinbase

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

In determining fair value, the Trust uses a single, principal market approach. A fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs are to be used when available. The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

The following summarizes the Trust’s assets accounted for at fair value at March 31, 2023.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$502,840,127	$—	$—	$502,840,127

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2022.

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$308,152,209	$—	$—	$308,152,209

4. Risks and Uncertainties

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure, or security breaches. Any of the Trust’s assets that reside on an exchange that closes may be lost. At March 31, 2023, Crypto Assets of approximately $1,244,700 and cash of approximately $2,646,150 resided on exchanges. At December 31, 2022, Crypto Assets of approximately $292,400 and cash of $644,700 resided on exchanges.

Several factors may affect the price of Crypto Assets, including, but not limited to: supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates, or future regulatory measures (if any) that restrict the trading of Crypto Assets or the use of Crypto Assets as a form of payment. There is no assurance that Crypto Assets will maintain their long-term value in terms of purchasing power in the future, or that acceptance of Crypto Asset payments by mainstream retail merchants and commercial businesses will continue to grow.

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

Custody of Crypto Assets

Coinbase Custody Trust Company, LLC (the “Custodian”) serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At March 31, 2023 and December 31, 2022, Crypto Assets of approximately $501,595,400 and $307,859,800 were held by the Custodian, respectively.

Crypto Asset Trading is Volatile and Speculative

Crypto Assets represent a speculative investment and involve a high degree of risk. Prices of Crypto Assets have fluctuated widely for a variety of reasons including uncertainties in government regulation and may continue to experience significant price fluctuations. If Crypto Asset markets continue to be subject to sharp fluctuations, Shareholders may experience losses as the value of the Trust’s investments decline. Even if Shareholders are able to hold their Shares in the Trust for the long-term, their Shares may never generate a profit, since Crypto Asset markets have historically experienced extended periods of flat or declining prices in addition to sharp fluctuations.

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

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

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

No FDIC or SIPC Protection

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Accordingly, deposits or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. The Trust’s Crypto Asset custodians do however carry bespoke insurance policies related to the Crypto Assets over which they provide custody.

The Trust must adapt to technological change in order to secure and safeguard client accounts. While management believes they have developed an appropriate proprietary security system reasonably designed to safeguard the Trust’s Crypto Assets from theft, loss, destruction, or other issues relating to hackers and technological attack, such assessment is based upon known technology and threats. To the extent that the Trust is unable to identify and mitigate or stop new security threats, the Trust’s Crypto Assets may be subject to theft, loss, destruction, or other attack, which could have a negative impact on the performance of the Trust or result in loss of the Trust’s Crypto Assets.

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

Transaction Authentication

As of the date of these financial statements, the transfer of Crypto Assets from one party to another typically relies on an authentication process by an outside party known as a miner or validator. In exchange for compensation, the miner or validator will authenticate the transfer of the currency through the solving of a complex algorithm known as a proof of work, or will vouch for the transfer through other means, such as a proof of stake. Effective transfers of and therefore realization of Crypto Assets, and tokens are dependent on interactions from these miners or validators. In the event that there were a shortage of miners to perform this function, that shortage could have an adverse effect on either the fair value or realization of the Crypto Assets.

Other Risks

Management continues to evaluate the impact of current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions; and other geopolitical events; as well as adverse developments in the economy, the capital markets and the Blockchain markets, including rising energy costs, inflation and interest rates, in the United States and globally; and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, and global health epidemics. Management has concluded that while it is reasonably possible that these events could have a negative effect on the financial performance and operations of the Trust, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2023 and December 31, 2022, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2022, the 2021, 2020, and 2019 tax years remain open for examination. There were no examinations in progress at period end.

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

For the periods January 1, 2023 to March 31, 2023 and January 1, 2022 to March 31, 2022, the Shareholders were charged Management Fees of $2,842,302 and $5,218,398, respectively, of which $1,053,102 and $1,902,880 remained payable as of March 31, 2023 and 2022, respectively.

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

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

9. Financial Highlights

The following presents the financial highlights for the three months ended March 31, 2023 and 2022.

	Three months ended March 31, 2023	Three months ended March 31, 2022
Per Share Performance	Investor Class	Investor Class
(for a share outstanding throughout the period)

Net asset value per share at beginning of period	$15.22	$48.14

Net increase (decrease) in Net Assets resulting from operations:
Net realized and change in unrealized gain (loss) on investments (1)	9.84	(2.85)
Net investment gain (loss) (1)	(0.14)	(0.26)
Net increase (decrease) in Net Assets resulting from operations	9.70	(3.11)

Net asset value per share at end of period	$24.92	$45.03

Total return	63.73%	(6.47)%

Supplemental Data
Ratios to average net asset value(2)
Expenses	2.51%	2.51%
Net investment loss	(2.51)%	(2.51)%
Net Assets at end of period	$504,435,621	$911,491,438
Average net assets(3)	$453,820,907	$833,208,157
Portfolio turnover	2.29%	14.89%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder’s return and ratios may vary based on the timing of capital transactions. Ratios have been annualized for the periods ended March 31, 2023 and 2022; total returns and portfolio turnover have not been annualized.

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

10. Subsequent Events

The Sponsor has evaluated subsequent events through May 15, 2023, the date the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure.

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

The Trust’s principal investment objective is to invest in a Portfolio of Crypto Assets that tracks the Bitwise 10 Large Cap Crypto Index (the "Index") as closely as possible with certain exceptions determined by the Sponsor in its sole discretion. In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, Airdrops, Emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent. The Trust believes that it has met its principal investment objective. As of March 31, 2023, there was a correlation of 99.99% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“NAV”) of the shares, and the market price may at times be significantly above or below the shares’ NAV. The NAV of the Trust is calculated by summing the assets and liabilities and the NAV Per Share is calculated by dividing the total NAV by the shares outstanding. However, the Trust believes that any such deviation does not affect the Trust’s principal investment objective, as the Trust does not maintain or promote any business objectives related to the market trading price of its shares. Furthermore, under Regulation M, the Trust as issuer of the Shares is not permitted to take any actions that would seek to reconcile the NAV of the Shares and the market price of the Shares, and the Trust would not undertake business objectives that it was legally restricted from achieving.

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

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on OTCQX and the Trust’s NAV and a comparison of the NAV of the Trust vs the market price as quoted on OTCQX.

BITW Premium/(Discount): BITW Share Price vs. NAV per Share (%)
700.00%
600.00%
500.00%
400.00%
300.00%
200.00%
100.00%
0.00%
-100.00%
12/10/2020
1/10/2021
2/10/2021
3/10/2021
4/10/2021
5/10/2021
6/10/2021
7/10/2021
8/10/2021
9/10/2021
10/10/2021
11/10/2021
12/10/2021
1/10/2022
2/10/2022
3/10/2022
4/10/2022
5/10/2022
6/10/2022
7/10/2022
8/10/2022
9/10/2022
10/10/2022
11/10/2022
12/10/2022
1/10/2023
2/10/2023
3/10/2023

From December 9, 2020 to March 31, 2023, the Shares of BITW traded at an average discount, based on closing prices at 4:00 pm ET, and estimated, unaudited, NAV Per Share of 1.42%. During that same period, the highest premium was 649.38% on December 16, 2020, and the lowest premium was 0.27% on August 4, 2021. During that same period, the highest discount was 67.80% on December 28, 2022, and the lowest discount was 0.09% on September 24, 2021. Given the lack of an ongoing redemption program and the holding period under Rule 144, there is no arbitrage mechanism to keep the Shares closely linked to the value of the Trust’s underlying holdings that may continue to have an adverse impact on investments in the Shares.

The following chart shows a comparison of the cumulative returns of the Index compared to the NAV of the Trust.

Results of Operations

Financial Information for the Three Months ended March 31, 2023 and 2022

The following table sets forth statements of operations data for the three months ended March 31, 2023 and 2022.

Statement of Operations (Unaudited)

	Three months ended March 31,
	2023 (unaudited)	2022 (unaudited)
Expenses
Management fees	$2,842,302	$5,218,398
Transaction and other fees	—	820
Total Expenses	2,842,302	5,219,218
Net Investment gain (loss)	(2,842,302)	(5,219,218)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from Crypto Assets	(1,939,233)	(5,051,114)
Net change in unrealized appreciation (depreciation) from Crypto Assets	201,060,657	(52,775,892)
Net realized and change in unrealized gain (loss) on investments	199,121,424	(57,827,006)
Net increase (decrease) in Net Assets resulting from operations	$196,279,122	$(63,046,224)

Comparison of the three-month periods ended March 31, 2023 and 2022

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. Management fees for the three months ended March 31, 2023 were $2,842,302 compared to management fees for the three months ended March 31, 2022 of $5,218,398. These changes were due to a decrease in the Trust’s net asset value due to a decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below).

Net realized gain (loss) from Crypto Assets

Net realized loss from Crypto Assets for the three months ended March 31, 2023 was $1,939,233 compared to net realized loss from Crypto Assets for the three months ended March 31, 2022 of $5,051,114. These changes were due to fluctuations in the value of the Portfolio Crypto Assets.

For the three-month period ended March 31, 2023, the Trust recorded net realized losses from sales of Bitcoin and Cardano of approximately $842,260 and $500,572, respectively, among the gains and losses realized in smaller amounts from the sale of other Portfolio Crypto Assets. These sales were made as a result of rebalancing activity and sales of Portfolio Crypto Assets to raise money to pay the management fee.

For the three-month period ended March 31, 2022, the Trust recorded net realized losses from sales of Algorand and Bitcoin Cash of approximately $4,116,639 and $1,354,758, respectively, among the gains and losses realized in smaller amounts from the sale of other Portfolio Crypto Assets. These sales were made as a result of rebalancing activity and sales of Portfolio Crypto Assets to raise money to pay the management fee.

Net change in unrealized appreciation (depreciation) from Crypto Assets

Net change in unrealized appreciation from Crypto Assets for the three months ended March 31, 2023 was $201,060,657 compared to net change in unrealized depreciation from Crypto Assets for three months ended March 31, 2022 of $52,775,892. The primary factor for the change was related to an increase in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

For the three month period ended March 31, 2023 the Trust recorded net unrealized appreciation from Crypto Assets of Bitcoin and Ethereum of approximately $141,292,863 and $46,513,143, respectively, among the unrealized gains and losses in smaller amounts of other Portfolio Crypto Assets.

For the three-month period ended March 31, 2022 the Trust recorded net unrealized depreciation from Crypto Assets of Ethereum and Solana of approximately $30,161,988 and $9,076,693, respectively, among the unrealized gains and losses in smaller amounts of other Portfolio Crypto Assets.

Net increase (decrease) in net assets resulting from operations

For the three month period ended March 31, 2023, the Trust recorded a net increase in net assets resulting from operations of $196,279,122, compared to a net decrease in net assets resulting from operations of $63,046,224 for the period ended March 31, 2022. The primary factor that impacted 2023 net increase (decrease) in net assets resulting from operations compared to 2022 net increase (decrease) in net assets resulting from operations was a decrease in net realized gain and change in unrealized gain on investments with a net gain of $199,121,424 in 2023 compared to a net loss of $57,827,006 in 2022. The primary factor for the change was an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below).

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

Value of Portfolio Crypto Assets

As described in the Risk Factors set out in our Form 10-K filed with the SEC on February 24, 2023, the prices of the various Portfolio Crypto Assets held by the Trust are subject to extreme volatility. This volatility had a significant impact on the value of the Portfolio Crypto Assets for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and the year ended December 31, 2022.

As shown below in the “Schedules of Investments,” the increase in total investments in Crypto Assets from January 1, 2023 to March 31, 2023 was due primarily to an increase in the value of the Portfolio Crypto Assets and to a lesser extent, by the sale of various Portfolio Crypto Assets to pay the Management Fee.

Shareholder Subscriptions and Redemptions

During the period from January 1, 2023 to March 31, 2023, there were no subscriptions or redemptions of Shares. There were 20,241,947 Shares outstanding as of March 31, 2023.

Schedules of Investments

The following provides details on the Portfolio Crypto Assets that comprise the Trust’s assets.

Three Months Ended March 31, 2023 and the Tweleve Months Ended December 31, 2022

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2023	11,819.9707	$195,753,017
Purchases	0.0483	800
Sales	(133.3798)	(3,511,630)
Net realized gain (loss) on investment	—	(842,260)
Net change in unrealized appreciation (depreciation) on investment	—	141,292,863
Balance at March 31, 2023	11,686.6392	$332,692,790

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2023	74,021.6567	$88,589,859
Purchases	0.5007	600
Sales	(568.2858)	(912,162)
Net realized gain (loss) on investment	—	154,222
Net change in unrealized appreciation (depreciation) on investment	—	46,513,143
Balance at March 31, 2023	73,453.8716	$134,345,662

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2023	21,522,897.0117	$5,283,871
Purchases	2.0000	1
Sales	(527,516.3107)	(206,352)
Net realized gain (loss) on investment	—	(500,572)
Net change in unrealized appreciation (depreciation) on investment	—	3,858,997
Balance at March 31, 2023	20,995,382.7010	$8,435,945

	Polygon (MATIC)
	Units	Fair Value
Balance at January 1, 2023	5,364,647.6643	$4,063,721
Purchases	—	—
Sales	(38,827.9964)	(45,163)
Net realized gain (loss) on investment	—	(27,897)
Net change in unrealized appreciation (depreciation) on investment	—	1,940,704
Balance at March 31, 2023	5,325,819.6679	$5,931,365

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2023	225,537.2136	$2,223,797
Purchases	5,862.8544	134,018
Sales	(640.9662)	(14,185)
Net realized gain (loss) on investment	—	(114,326)
Net change in unrealized appreciation (depreciation) on investment	—	2,612,022
Balance at March 31, 2023	230,759.1018	$4,841,326

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2023	728,522.0272	$3,151,586
Purchases	6,771.6244	43,000
Sales	(27,443.2418)	(173,321)
Net realized gain (loss) on investment	—	(378,348)
Net change in unrealized appreciation (depreciation) on investment	—	1,834,945
Balance at March 31, 2023	707,850.4098	$4,477,862

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2023	44,176.0683	$3,012,808
Purchases	—	—
Sales	(290.4069)	(26,296)
Net realized gain (loss) on investment	—	10,299
Net change in unrealized appreciation (depreciation) on investment	—	941,927
Balance at March 31, 2023	43,885.6614	$3,938,738

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2023	191,304.3666	$2,083,305
Purchases	1,303.4044	25,600
Sales	(336.0000)	(5,702)
Net realized gain (loss) on investment	—	(31,616)
Net change in unrealized appreciation (depreciation) on investment	—	1,337,392
Balance at March 31, 2023	192,271.7710	$3,408,979

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2023	462,947.3743	$2,343,903
Purchases	—	—
Sales	(7,033.4066)	(44,317)
Net realized gain (loss) on investment	—	(481)
Net change in unrealized appreciation (depreciation) on investment	—	474,220
Balance at March 31, 2023	455,913.9677	$2,773,325

	Cosmos (ATOM)
	Units	Fair Value
Balance at January 1, 2023	—	$—
Purchases	178,366.2493	2,395,000
Sales	—	—
Net realized gain (loss) on investment	—	—
Net change in unrealized appreciation (depreciation) on investment	—	(400,865)
Balance at March 31, 2023	178,366.2493	$1,994,135

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2023	301,859.6002	$1,646,342
Purchases	—	—
Sales	(301,859.6002)	(2,093,396)
Net realized gain (loss) on investment	—	(208,254)
Net change in unrealized appreciation (depreciation) on investment	—	655,308
Balance at March 31, 2023	—	$—

As of March 31, 2023, Bitcoin represented 65.95% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 26.63%, while the remaining 7.42% of the Portfolio Crypto Assets were comprised of Cardano, Polygon, Solana, Polkadot, Litecoin, Avalanche, Uniswap and Cosmos.

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2022	12,475.6558	$572,231,636
Purchases	34.6029	990,512
Sales	(690.2880)	(19,705,319)
Net realized gain (loss) on investment	—	(4,078,605)
Net change in unrealized appreciation (depreciation) on investment	—	(353,685,207)
Balance at December 31, 2022	11,819.9707	$195,753,017

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2022	78,234.5412	$285,145,344
Purchases	189.5821	592,000
Sales	(4,402.4666)	(10,335,265)
Net realized gain (loss) on investment	—	4,066,734
Net change in unrealized appreciation (depreciation) on investment	—	(190,878,954)
Balance at December 31, 2022	74,021.6567	$88,589,859

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2022	22,428,062.5169	$28,941,172
Purchases	1,696,988.1502	891,000
Sales	(2,602,153.6554)	(2,161,992)
Net realized gain (loss) on investment	—	(1,796,053)
Net change in unrealized appreciation (depreciation) on investment	—	(20,590,256)
Balance at December 31, 2022	21,522,897.0117	$5,283,871

	Polygon (MATIC)
	Units	Fair Value
Balance at January 1, 2022	4,647,380.3452	$11,418,613
Purchases	1,248,948.7864	928,000
Sales	(531,681.4673)	(731,987)
Net realized gain (loss) on investment	—	(269,155)
Net change in unrealized appreciation (depreciation) on investment	—	(7,281,750)
Balance at December 31, 2022	5,364,647.6643	$4,063,721

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2022	—	$—
Purchases	729,988.6299	13,681,210
Sales	(1,466.6027)	(3,000)
Net realized gain (loss) on investment	—	(28,741)
Net change in unrealized appreciation (depreciation) on investment	—	(10,497,883)
Balance at December 31, 2022	728,522.0272	$3,151,586

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2022	46,487.4378	$6,697,910
Purchases	44,535.1923	2,454,000
Sales	(46,846.5618)	(2,627,251)
Net realized gain (loss) on investment	—	(1,456,030)
Net change in unrealized appreciation (depreciation) on investment	—	(2,055,821)
Balance at December 31, 2022	44,176.0683	$3,012,808

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2022	30,776.6772	$517,971
Purchases	762,328.4151	4,457,500
Sales	(330,157.7180)	(2,295,460)
Net realized gain (loss) on investment	—	65,795
Net change in unrealized appreciation (depreciation) on investment	—	(401,903)
Balance at December 31, 2022	462,947.3743	$2,343,903

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2022	204,175.6196	$34,352,548
Purchases	22,977.2473	1,487,000
Sales	(1,615.6533)	(158,889)
Net realized gain (loss) on investment	—	(178,007.0000)
Net change in unrealized appreciation (depreciation) on investment	—	(33,278,855)
Balance at December 31, 2022	225,537.2136	$2,223,797

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2022	4,851.3970	$519,342
Purchases	187,642.4472	18,469,834
Sales	(1,189.4776)	(59,137)
Net realized gain (loss) on investment	—	(72,974)
Net change in unrealized appreciation (depreciation) on investment	—	(16,773,760)
Balance at December 31, 2022	191,304.3666	$2,083,305

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2022	314,935.5479	$6,005,821
Purchases	318,812.7686	2,432,000
Sales	(331,888.7163)	(2,759,845)
Net realized gain (loss) on investment	—	(1,795,264)
Net change in unrealized appreciation (depreciation) on investment	—	(2,236,370)
Balance at December 31, 2022	301,859.6002	$1,646,342

	Cosmos (ATOM)
	Units	Fair Value
Balance at January 1, 2022	—	$—
Purchases	380,045.6466	7,888,000
Sales	(380,045.6466)	(4,071,292)
Net realized gain (loss) on investment	—	(3,816,708)
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at December 31, 2022	—	$—

	Bitcoin Cash (BCH)
	Units	Fair Value
Balance at January 1, 2022	12,742.5405	$5,359,895
Purchases	11,811.2543	2,358,003
Sales	(24,553.7948)	(4,806,221)
Net realized gain (loss) on investment	—	(2,546,813)
Net change in unrealized appreciation (depreciation) on investment	—	(364,864)
Balance at December 31, 2022	—	$—

	Algorand (ALGO)
	Units	Fair Value
Balance at January 1, 2022	4,208,152.1524	$6,924,935
Purchases	12,540.2936	—
Sales	(4,220,692.4460)	(3,908,361)
Net realized gain (loss) on investment	—	(4,116,639)
Net change in unrealized appreciation (depreciation) on investment	—	1,100,065
Balance at December 31, 2022	—	$—

As of December 31, 2022, Bitcoin represented 63.52% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 28.75%, while the remaining 7.73% of the Portfolio Crypto Assets were comprised of Cardano, Polygon, Polkadot, Litecoin, Uniswap, Solana, Avalanche, and Chainlink.

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

Investments and Valuation

Calculation of Valuation

The process that the Sponsor developed for identifying a principal market (the "Principal Market"), as described in FASB ASC 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable Crypto Asset exchanges selected by the Sponsor and its affiliates in their sole discretion, including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini, and LMAX, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset (the "Principal Market Price"). In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the three month period ended March 31, 2023.

Crypto Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$28,467.79	Coinbase
Ethereum (ETH)	$1,828.98	Coinbase
Cardano (ADA)	$0.40	Coinbase
Polygon (MATIC)	$1.11	Coinbase
Solana (SOL)	$20.98	Coinbase
Polkadot (DOT)	$6.33	Coinbase
Litecoin (LTC)	$89.75	Coinbase
Avalanche (AVAX)	$17.73	Coinbase
Uniswap (UNI)	$6.08	Coinbase
Cosmos (ATOM)	$11.18	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at March 31, 2023.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$502,840,127	$—	$—	$502,840,127

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2022.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$308,152,209	$—	$—	$308,152,209

During the period, all of the Trust’s assets were considered “Level 1” valuations, because the valuations were based on quoted prices in markets that are active or for which all significant inputs are observable, either directly or indirectly. These inputs may include (a)

quoted prices for similar assets in active markets, (b) quoted prices for identical or similar assets in markets that are not active, (c) inputs other than quoted prices that are observable for the asset, or (d) inputs derived principally from or corroborated by observable market data by correlation or other means.

The Trust generally records receipt of a new Crypto Asset created due to a Hard Fork at the time the Hard Fork is effective. The Trust’s methodology for determining effectiveness of the fork is when two or more recognized exchanges quote prices for the forked coin. Some exchanges and custodians do not honor Hard Forks or may honor Hard Forks in the future. In such cases, the Trust will record receipt of the new Crypto Asset at the time two or more recognized exchanges begin quoting prices for the asset. Although the Trust records the asset into its books and records at the time the fork is effective, as described above, the Trust’s custodian may take an extended period of time to make the forked asset available for transfer, and it may never make the forked asset available for transfer, which could lead to either the Trust holding the asset longer than it would otherwise hold the asset (if it was freely transferrable), or a complete write-down in the value of the forked asset. The Trust does not allocate any of the original Crypto Asset’s cost to the new Crypto Asset and recognizes unrealized gains equal to the fair value of the new Crypto Asset received. During the period ended March 31, 2023, there were no hard forks recognized or not recognized.

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

The Trust intermittently receives Airdrops of new Crypto Assets. The use of Airdrops is generally to promote the launch and use of new Crypto Assets by providing a small amount of such new Crypto Assets to the private wallets or exchange accounts that support the new Crypto Asset and that hold existing related Crypto Assets. Unlike Hard Forks, Airdropped Crypto Assets can have substantially different Blockchain technology that has no relation to any existing Crypto Asset, and many Airdrops may be without value. The Trust records receipt of Airdropped Crypto Assets when received if there is value to the Trust in doing so. Crypto Assets received from Airdrops have no cost basis and the Trust recognizes unrealized gains equal to the fair value of the new Crypto Asset received. There were no Airdrops recognized or not recognized during the period ended March 31, 2023, or the fiscal year ended December 31, 2022, or the fiscal year ended December 31, 2021.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2023 and December 31, 2022, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2022, the 2021, 2020, and 2019 tax years remain open for examination. There were no examinations in progress at period end.

Financial Instruments with Off-Balance-Sheet Risk

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At March 31, 2023, Crypto Assets of approximately $1,244,700 and cash of approximately $2,646,150 reside on exchanges. At December 31, 2022 Crypto Assets of approximately $292,400 and cash of $644,700 resided on exchanges.

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

Custody of Crypto Assets

The Custodian serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At March 31, 2023 and December 31, 2022, Crypto Assets of approximately $501,595,400 and $307,859,800 are held by the Custodian, respectively.

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

Risks Associated with a Crypto Assets Majority Control

Since Crypto Assets are virtual and transactions in such currencies reside on distributed networks, governance of the underlying distributed network could be adversely altered should any individual or group obtain 51% control of the distributed network. Such control could have a significant adverse effect on either the ownership or value of the Crypto Asset.

Transaction Authentication

As of the date of these financial statements, the transfer of Crypto Assets from one party to another typically relies on an authentication process by an outside party known as a Miner or Validator. In exchange for compensation, the Miner or Validator will authenticate the transfer of the currency through the solving of a complex algorithm known as a proof of work, or will vouch for the transfer through other means, such as a proof of stake. Effective transfers of and therefore realization of Crypto Assets and tokens are dependent on interactions from these Miners or Validators. In the event that there were a shortage of Miners or Validators to perform this function, that shortage could have an adverse effect on either the fair value or realization of the Crypto Assets.

Other Risks

Management continues to evaluate the impact of current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions and other geopolitical events as well as adverse developments in the economy, the capital markets and the Blockchain markets, including rising energy costs, inflation and interest rates, in the United States and globally, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics, and has concluded that while it is reasonably possible that these events could have a negative effect on the financial performance and operations of the Trust, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Period	Shares Offered	Shares Sold	Number of Purchasers	Avg. Price Per Share	High Price Per Share	Date	Low Price Per Share	Date
January 1, 2021 to March 31, 2021	Unlimited	4,647,510	536	$34.65	$51.02	3/30/21	$28.82	1/21/21
April 1, 2021 to June 30, 2021	Unlimited	335,785	192	$49.03	$60.39	5/11/21	$31.44	6/22/21
July 1, 2021 to September 30, 2021	Unlimited	40,296	39	$41.15	$53.19	9/2/21	$28.62	7/20/21
October 1, 2021 to December 31, 2021	Unlimited	86,116	15	$62.13	$68.87	11/9/21	$52.36	10/5/21
January 1, 2022 to March 31, 2022	Unlimited	—	—	—	—	—	—	—
April 1, 2022 to June 30, 2022	Unlimited	—	—	—	—	—	—	—
July 1, 2022 to September 30, 2022	Unlimited	—	—	—	—	—	—	—
October 1, 2022 to December 31, 2022	Unlimited	—	—	—	—	—	—	—
January 1, 2023 to March 31, 2023	Unlimited	—	—	—	—	—	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

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

Date: May 15, 2023

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.