Form 10-K/A
period 2022-12-31
Bitwise 10 Crypto Index Fund
filed 2023-09-18
CIK 1723788

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
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
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
Number of shares of the registrant’s common stock outstanding as of February 24, 2023: 20,241,947.

Auditor Firm PCAOB ID: #185 Auditor Name: KPMG LLP Auditor Location: New York, New York	Auditor Firm PCAOB ID: #100 Auditor Name: WithumSmith+Brown, PC Auditor Location: Princeton, New Jersey

EXPLANATORY NOTE
Bitwise 10 Crypto Index Fund (BITW) (the “Trust”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to amend its Annual Report on Form
10-K
for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission on February 24, 2023 (the “Original Filing”).
We are filing this Amendment in response to a comment letter received from the SEC, dated September 6, 2023, in connection with its review of the Original Filing. We have amended and restated in its entirety Part II, Item 9A “Controls and Procedures” in this Amendment to include the assessment by our management of the effectiveness of our internal control over financial reporting as of the end of our fiscal year ended December 31, 2022, including a statement as to whether or not internal control over financial reporting was effective, because this statement was inadvertently omitted in the Original Filing. In addition, we are also including new conforming certifications by the Company’s principal executive officer and principal financial officer, as required under Section 302 of the Sarbanes-Oxley Act of 2002, in connection with the filing of this Amendment.
This Amendment speaks as of the filing date of the Original Filing, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Filing other than as indicated. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

PART II.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor to allow timely decisions regarding required disclosure.

The Original Filing inadvertently omitted Management’s Annual Report on Internal Control Over Financial Reporting and certain information required to be included in item 4 of the certifications by the Principal Executive Officer and Principal Financial Officer of the Sponsor filed as Exhibits 31.1 and 31.2 to the Original Filing. These omissions are corrected in this Amendment. In light of these omissions, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor have reevaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that reevaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, despite these omissions, as of December 31, 2022, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensure the quality and timeliness of the Trust’s public disclosures with the SEC.

Management’s Report on Internal Control Over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2022.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART IV.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The consolidated financial statements required to be filed in the Form 10-K/A are listed in Part IV, Item 15 of the Original Filing.

(a)(2) Financial Statement Schedules

Not applicable

(a)(3) List of Exhibits

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Description

4.1	Trust Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10 filed by the Registrant on April 23, 2021).

4.2	Certificate of Trust (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10 filed by the Registrant on April 23, 2021).

4.3	Form of Subscription Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form 10 filed by the Registrant on April 23, 2021).

10.1 †	Custodial Services Agreement by and between Bitwise 10 Private Index Fund, LLC, Bitwise 10 Index Offshore Fund, Ltd., Digital Asset Index Fund, LLC, Bitwise Ethereum Fund, LLC, and Coinbase Custody Trust Company, LLC, dated March 6, 2019 (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form 10 filed by the Registrant on April 23, 2021).

10.2	Amendment No. 1 to the Custodial Services Agreement, dated May 22, 2020 (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form 10 filed by the Registrant on April 23, 2021).

10.3	License Agreement by and between Bitwise Index Services, LLC and Bitwise Investment Advisers, LLC, dated May 28, 2020 (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form 10 by the Registrant on April 23, 2021).

10.4†	Transfer Agency and Registrar Services Agreement, by and between Bitwise Investment Advisers, LLC and American Stock Transfer & Trust Company, LLC, dated May 12, 2020 (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 by the Registrant on April 23, 2021).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

†	Certain identified information has been excluded from this exhibit because it is both not material and is the type of information that the registrant treats as private or confidential.
*	Previously filed or furnished, as applicable, with the Original Filing.

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

Date: September 18, 2023

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.