Form 10-Q/A
period 2023-03-31
Bitwise 10 Crypto Index Fund
filed 2023-09-18
CIK 1723788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

(Amendment No. 1)

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
Number of shares of the registrant’s common stock outstanding as of May 15, 2023: 20,241,947

EXPLANATORY NOTE
In response to a comment letter received from the Securities and Exchange Commission (the “SEC”), dated September 6, 2023, Bitwise 10 Crypto Index Fund (BITW) (the “Trust”) is filing this Amendment No. 1 on Form
10-Q/A
(this “Amendment”) to amend its Quarterly Report on Form
10-Q
for the quarter ended March 31, 2023, originally filed with the SEC on May 15, 2023 (the “Original Form
10-Q”),
to amend the certifications filed as Exhibits 31.1 and 31.2 to include language required by Item 601 of Regulation
S-K,
which was inadvertently omitted in the Original Form
10-Q.
This Amendment contains only the Cover Page to this Amendment, this Explanatory Note, Item 6, the Signature Page, and the certifications attached to this Amendment as Exhibits 31.1 and 31.2. No other changes have been made to the Original Form
10-Q.
This Amendment speaks as of the filing date of the Original Form
10-Q,
does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form
10-Q
other than as indicated. Accordingly, this Amendment should be read in conjunction with the Original Form
10-Q
and our other filings with the SEC.

PART II – OTHER INFORMATION:

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

*	Previously furnished with the Original Form 10-Q.

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

5