Form 10-Q/A
period 2023-06-30
Bitwise 10 Crypto Index Fund
filed 2023-09-18
CIK 1723788

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
400 Montgomery Street
,
Suite 600
San Francisco
,
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
(this “Amendment”) to amend its Quarterly Report on Form
10-Q
for the quarter ended June 30, 2023, originally filed with the SEC on August 4, 2023 (the “Original Form
10-Q”),
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