Form 10-Q
period 2023-09-30
Bitwise 10 Crypto Index Fund
filed 2023-11-03
CIK 1723788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of shares of the registrant’s common stock outstanding as of November 3, 2023: 20,241,947

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Bitwise 10 Crypto Index Fund

(formerly known as Bitwise 10 Private Index Fund, LLC)

Financial Statements

September 30, 2023 (Unaudited) and December 31, 2022

Bitwise 10 Crypto Index Fund

Bitwise 10 Crypto Index Fund

Statements of Financial Condition

September 30, 2023 (unaudited) and December 31, 2022

Assets	September 30, 2023 (unaudited)	December 31, 2022
Investments in Crypto Assets, at fair value (cost $337,251,338 and $352,025,946)	$453,164,748	$308,152,209
Cash	604,991	656,726
Other assets	122	2,180
Total Assets	$453,769,861	$308,811,115

Liabilities
Management fees payable	$945,353	$643,333
Subscriptions received in advance	301	301
Capital withdrawals payable	—	10,982
Total Liabilities	945,654	654,616
Net Assets	$452,824,207	$308,156,499

Net Assets consists of:
Paid-in-capital	427,764,344	427,764,344
Accumulated net investment gain (loss)	(48,325,315)	(39,439,982)
Accumulated net realized gain (loss) on investments in Crypto Assets	(42,528,232)	(36,294,125)
Net unrealized appreciation (depreciation) on investments in Crypto Assets	115,913,410	(43,873,738)
Net Assets	$452,824,207	$308,156,499
Shares issued and outstanding, no par value (unlimited shares authorized)	20,241,947	20,241,947
Net asset value per share	$22.37	$15.22

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Schedules of Investments

September 30, 2023 (unaudited)

	Units	Fair Value	Percentage of Net Assets
Investments in Crypto Assets, at fair value
Bitcoin	11,166.9519	$300,641,928	66.39%
Ethereum	68,705.6395	114,401,073	25.26
Ripple	30,354,415.8014	16,166,762	3.57
Cardano	19,977,492.3773	4,968,402	1.10
Solana	236,167.1756	4,780,024	1.06
Polkadot	724,689.3289	2,953,834	0.65
Polygon	5,331,868.5738	2,793,366	0.62
Litecoin	42,011.5759	2,778,226	0.61
Uniswap	432,903.2758	1,872,740	0.41
Avalanche	198,943.0885	1,808,393	0.40
Total investments in Crypto Assets, at fair value (cost $337,251,338)		$453,164,748	100.08
Other liabilities in excess of assets		(340,541)	(0.08)
Net Assets		$452,824,207	100.00%

December 31, 2022

	Units	Fair Value	Percentage of Net Assets
Investments in Crypto Assets, at fair value
Bitcoin	11,819.9707	$195,753,017	63.52%
Ethereum	74,021.6567	88,589,859	28.75
Cardano	21,522,897.0117	5,283,871	1.71
Polygon	5,364,647.6643	4,063,721	1.32
Polkadot	728,522.0272	3,151,586	1.02
Litecoin	44,176.0683	3,012,808	0.98
Uniswap	462,947.3743	2,343,903	0.76
Solana	225,537.2136	2,223,797	0.72
Avalanche	191,304.3666	2,083,305	0.68
Chainlink	301,859.6002	1,646,342	0.53
Total investments in Crypto Assets, at fair value (cost $352,025,946)		$308,152,209	100.00
Other assets in excess of liabilities		4,290	0.00 *
Net Assets		$308,156,499	100.00%

* Represents less than 0.00% of net assets

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three months ended September 30,		Nine months ended September 30,
	2023 (unaudited)	2022 (unaudited)	2023 (unaudited)	2022 (unaudited)
Income
Other	$—	$—	$68,436	$—
Expenses
Management fees	$2,927,022	$2,560,173	$8,951,566	$11,255,579
Transaction and other fees	—	—	2,203	820
Total Expenses	2,927,022	2,560,173	8,953,769	11,256,399
Net Investment gain (loss)	(2,927,022)	(2,560,173)	(8,885,333)	(11,256,399)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from Crypto Assets	(4,074,541)	(2,472,815)	(6,234,107)	(11,214,769)
Net change in unrealized appreciation (depreciation) from Crypto Assets	(63,235,155)	36,687,023	159,787,148	(583,647,744)
Net realized and change in unrealized gain (loss) on investments	(67,309,696)	34,214,208	153,553,041	(594,862,513)
Net increase (decrease) in Net Assets resulting from operations	$(70,236,718)	$31,654,035	$144,667,708	$(606,118,912)

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statement of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three months ended September 30,		Nine months ended September 30,
	2023 (unaudited)	2022 (unaudited)	2023 (unaudited)	2022 (unaudited)
Increase (decrease) in net assets from operations:
Net investment gain (loss)	$(2,927,022)	$(2,560,173)	$(8,885,333)	$(11,256,399)
Net realized gain (loss) from Crypto Assets	(4,074,541)	(2,472,815)	(6,234,107)	(11,214,769)
Net change in unrealized appreciation (depreciation) from Crypto Assets	(63,235,155)	36,687,023	159,787,148	(583,647,744)
Net increase (decrease) in net assets resulting from operations	(70,236,718)	31,654,035	144,667,708	(606,118,912)
Net Assets:
Beginning of Period	523,060,925	336,764,715	308,156,499	974,537,662
End of Period	$452,824,207	$368,418,750	$452,824,207	$368,418,750
Change in Shares outstanding:
Shares outstanding at beginning of period	20,241,947	20,241,947	20,241,947	20,241,947
Subscriptions	—	—	—	—
Net increase (decrease) in shares	—	—	—	—
Shares outstanding at end of period	20,241,947	20,241,947	20,241,947	20,241,947

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

Theorem Fund Services, LLC (the “Administrator”) serves as the Trust’s Administrator and performs administrative and accounting services on behalf of the Trust.

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

The accompanying comparative financial statements are unaudited, but in the opinion of management of the Sponsor, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position of the Trust as of September 30, 2023 and December 31, 2022 and the results of operations for the nine months ended September 30, 2023 and 2022. These interim financial statements should be read in conjunction with the Trust’s annual report on Form 10-K for the year ended December 31, 2022. Interim period results are not necessarily indicative of results for a full-year period.

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

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

During the nine months ended September 30, 2023, the Trust was eligible for a Flare (FLR) airdrop. The airdrop was based on the Trust’s XRP holding in its custody vault as of December 12, 2020. The Trust elected to participate in the airdrop and on April 17th, 2023, Other income resulting from the airdrop was booked into the Fund’s assets. At the time of the airdrop, the result was a positive NAV increase of 0.013% bps, less than $0.00 NAV increase and $68,436 net asset increase to the Trust. On April 18th, 2023, the Trust sold the FLR and raised USD resulting in a minor loss to the Trust. The USD was used to purchase other assets in the Trust’s portfolio, since FLR was not part of the Index of the Trust. The impact of this airdrop can be seen within the Statement of Operations under Other income and Net realized gain (loss) from Crypto Assets. There were no Airdrops recognized or unrecognized during the fiscal year ended December 31, 2022.

Calculation of Valuation

The process that the Sponsor developed for identifying a principal market (the "Principal Market"), as described in FASB ASC 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable Crypto Asset exchanges selected by the Sponsor and its affiliates in their sole discretion, including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini, and LMAX, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset. The 4:00 pm ET closing price from this Principal Market would be used for valuation of the Trust's crypto assets (the "Principal Market Price"). In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the nine month period ended September 30, 2023.

Crypto Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$26,922.47	Coinbase
Ethereum (ETH)	$1,665.09	Coinbase
Ripple (XRP)	$0.53	Coinbase
Cardano (ADA)	$0.25	Coinbase
Solana (SOL)	$20.24	Coinbase
Polkadot (DOT)	$4.08	Coinbase
Polygon (MATIC)	$0.52	Coinbase
Litecoin (LTC)	$66.13	Coinbase
Uniswap (UNI)	$4.33	Coinbase
Avalanche (AVAX)	$9.09	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at September 30, 2023.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$453,164,748	$—	$—	$453,164,748

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2022.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$308,152,209	$—	$—	$308,152,209

4. Risks and Uncertainties

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure, or security breaches. Any of the Trust’s assets that reside on an exchange that closes may be lost. At September 30, 2023, Crypto Assets of approximately $3,110,700 and cash of approximately $604,350 resided on exchanges. At December 31, 2022, Crypto Assets of approximately $292,400 and cash of $644,700 resided on exchanges.

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

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

Custody of Crypto Assets

Coinbase Custody Trust Company, LLC (the “Custodian”) serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At September 30, 2023 and December 31, 2022, Crypto Assets of approximately $450,054,000 and $307,859,800 were held by the Custodian, respectively.

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

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

Other Risks

Management continues to evaluate the impact of current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, and other geopolitical events; as well as adverse developments in the economy, the capital markets and the Blockchain markets, including rising energy costs, inflation and interest rates globally, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, and global health epidemics. Management has concluded that while it is reasonably possible that these events could have a negative effect on the financial performance and operations of the Trust, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2023 and December 31, 2022, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2023, the 2022, 2021, and 2020 tax years remain open for examination. There were no examinations in progress at period end.

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

Allocation of Profits and Losses

Starting May 1, 2020, income or loss was directly allocated to the Investor Class.

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

7. Related Party Transactions

The Trust considers the Sponsor, and its directors and employees to be related parties of the Trust. In consideration for the management services to be provided to the Trust, the Sponsor will receive from the Trust a management fee (the “Management Fee”) payable monthly, in arrears at a rate of 2.5% per annum.

The Sponsor may, in its discretion, waive, reduce, or rebate the Management Fee with respect to any Shareholder or group of Shareholders (which group may, but need not, include all Shareholders), including affiliates of the Sponsor; provided that such waiver, reduction, or rebate shall not increase the Management Fee payable in respect of any other Shareholder.

For the periods January 1, 2023 to September 30, 2023 and January 1, 2022 to September 30, 2022, the Shareholders were charged Management Fees of $8,951,566 and $11,255,579, respectively, of which $945,353 and $769,141 remained payable as of September 30, 2023 and 2022, respectively.

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

9. Financial Highlights

The following presents the financial highlights for the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Per Share Performance	Investor Class	Investor Class	Investor Class	Investor Class
(for a share outstanding throughout the period)

Net asset value per share at beginning of period	$25.84	$16.64	$15.22	$48.14

Net increase (decrease) in Net Assets resulting from operations:
Net realized and change in unrealized gain (loss) on investments (1)	(3.33)	1.69	7.59	(29.38)
Net investment gain (loss) (1)	(0.14)	(0.13)	(0.44)	(0.56)
Net increase (decrease) in Net Assets resulting from operations	(3.47)	1.56	7.15	(29.94)

Net asset value per share at end of period	$22.37	$18.20	$22.37	$18.20

Total return	(13.43)%	9.37%	46.98%	(62.19)%

Supplemental Data
Ratios to average net asset value(2)
Expenses	2.51%	2.51%	2.51%	2.51%
Net investment loss	(2.51)%	(2.51)%	(2.49)%	(2.51)%
Net Assets at end of period	$452,824,207	$368,418,750	$452,824,207	$368,418,750
Average net assets(3)	$467,348,360	$408,774,365	$476,422,390	$599,048,234
Portfolio turnover	4.73%	1.21%	6.21%	7.97%

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder’s return and ratios may vary based on the timing of capital transactions. Ratios have been annualized for the periods ended September 30, 2023 and 2022; total returns and portfolio turnover have not been annualized.

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

10. New Accounting Pronouncements

On September 6, 2023, the Financial Accounting Standards Board (FASB) approved a proposed accounting standards update (Intangibles – Goodwill and Other – Crypto Assets, ASU Subtopic 350-60) to improve the accounting for, and disclosure of, certain crypto assets. The new standard is expected to be published by the end of 2023 and will be effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Sponsor is evaluating the potential impact the ASU may have, and does not believe there will be any material impact to the Trust’s financial statements.

11. Subsequent Events

The Sponsor has evaluated subsequent events through November 3, 2023, the date the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure.

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

The Trust’s principal investment objective is to invest in a Portfolio of Crypto Assets that tracks the Bitwise 10 Large Cap Crypto Index (the "Index") as closely as possible with certain exceptions determined by the Sponsor in its sole discretion. In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, Airdrops, Emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent. The Trust believes that it has met its principal investment objective. As of September 30, 2023, there was a correlation of 99.99% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“NAV”) of the shares, and the market price may at times be significantly above or below the shares’ NAV. The NAV of the Trust is calculated by summing the assets and liabilities and the NAV Per Share is calculated by dividing the total NAV by the shares outstanding. However, the Trust believes that any such deviation does not affect the Trust’s principal investment objective, as the Trust does not maintain or promote any business objectives related to the market trading price of its shares. Furthermore, under Regulation M, the Trust as issuer of the Shares is not permitted to take any actions that would seek to reconcile the NAV of the Shares and the market price of the Shares, and the Trust would not undertake business objectives that it was legally restricted from achieving.

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

From December 10, 2020 to September 30, 2023, the Shares of BITW traded at an average discount of 10.74%, based on closing prices at 4:00 pm ET, and estimated, unaudited, NAV Per Share. During that same period, the highest premium was 649.38% on December 16, 2020, and the lowest premium was 0.27% on August 4, 2021. During that same period, the highest discount was

67.80% on December 28, 2022, and the lowest discount was 0.09% on September 24, 2021. Given the lack of an ongoing redemption program and the holding period under Rule 144, there is no arbitrage mechanism to keep the Shares closely linked to the value of the Trust’s underlying holdings that may continue to have an adverse impact on investments in the Shares.

The following chart shows a comparison of the cumulative returns of the Index compared to the NAV of the Trust.

Results of Operations

Financial Information for the Nine Months ended September 30, 2023 and 2022

The following table sets forth statements of operations data for the three and nine months ended September 30, 2023 and 2022.

Statement of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023 (unaudited)	2022 (unaudited)	2023 (unaudited)	2022 (unaudited)
Income
Other	$—	$—	$68,436	$—
Expenses
Management fees	$2,927,022	$2,560,173	$8,951,566	$11,255,579
Transaction and other fees	—	—	2,203	820
Total Expenses	2,927,022	2,560,173	8,953,769	11,256,399
Net Investment gain (loss)	(2,927,022)	(2,560,173)	(8,885,333)	(11,256,399)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from Crypto Assets	(4,074,541)	(2,472,815)	(6,234,107)	(11,214,769)
Net change in unrealized appreciation (depreciation) from Crypto Assets	(63,235,155)	36,687,023	159,787,148	(583,647,744)
Net realized and change in unrealized gain (loss) on investments	(67,309,696)	34,214,208	153,553,041	(594,862,513)
Net increase (decrease) in Net Assets resulting from operations	$(70,236,718)	$31,654,035	$144,667,708	$(606,118,912)

Comparison of the nine month periods ended September 30, 2023 and 2022

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. Management fees for the nine months ended September 30, 2023 were $8,951,566 compared to management fees for the nine months ended September 30, 2022 of $11,255,579. These changes were due to a decrease in the Trust’s net asset value due to a decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below).

Net realized gain (loss) from Crypto Assets

Net realized loss from Crypto Assets for the nine months ended September 30, 2023 was $6,234,107 compared to net realized loss from Crypto Assets for the nine months ended September 30, 2022 of $11,214,769. These changes were due to fluctuations in the value of the Portfolio Crypto Assets.

For the nine month period ended September 30, 2023, the Trust recorded net realized losses from sales of Bitcoin and Solana of approximately $2,826,800 and $1,859,900, respectively, among the gains and losses realized in smaller amounts from the sale of other Portfolio Crypto Assets. These sales were made as a result of rebalancing activity and sales of Portfolio Crypto Assets to raise money to pay the management fee.

For the nine month period ended September 30, 2022, the Trust recorded net realized losses from sales of Algorand and Cosmos of approximately $4,116,600 and $3,501,500, respectively, among the gains and losses realized in smaller amounts from the sale of other Portfolio Crypto Assets. These sales were made as a result of rebalancing activity and sales of Portfolio Crypto Assets to raise money to pay the management fee.

Net change in unrealized appreciation (depreciation) from Crypto Assets

Net change in unrealized appreciation from Crypto Assets for the nine months ended September 30, 2023 was $159,787,148 compared to net change in unrealized depreciation from Crypto Assets for nine months ended September 30, 2022 of $583,647,744. The primary factor for the change was related to an increase in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

For the nine month period ended September 30, 2023 the Trust recorded net unrealized appreciation from Crypto Assets of Bitcoin and Ethereum of approximately $126,270,500 and $32,795,900, respectively, among the unrealized gains and losses in smaller amounts of other Portfolio Crypto Assets.

For the nine month period ended September 30, 2022 the Trust recorded net unrealized depreciation from Crypto Assets of Bitcoin and Ethereum of approximately $320,432,000 and $180,407,400, respectively, among the unrealized gains and losses in smaller amounts of other Portfolio Crypto Assets.

Net increase (decrease) in net assets resulting from operations

For the nine month period ended September 30, 2023, the Trust recorded a net increase in net assets resulting from operations of $144,667,708, compared to a net decrease in net assets resulting from operations of $606,118,912 for the period ended September 30, 2022. The primary factor that impacted 2023 net increase in net assets resulting from operations compared to 2022 net decrease in net assets resulting from operations was an increase in net realized gain and change in unrealized gain on investments with a net gain of $153,553,041 in 2023 compared to a net loss of $594,862,513 in 2022. The primary factor for the change was an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below).

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

Shareholder Subscriptions

As of November 18, 2021, the Sponsor to the Trust has closed the acceptance of all subscriptions to the Bitwise 10 Crypto Index Fund, pursuant to its rights under Sections 5 and 6 of the Trust Agreement. At this time, the Sponsor has no plans to reopen subscriptions to the Bitwise 10 Crypto Index Fund. There were no shareholder subscriptions during the quarter ended September 30, 2023.

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

Value of Portfolio Crypto Assets

As described in the Risk Factors set out in our Form 10-K filed with the SEC on February 24, 2023, the prices of the various Portfolio Crypto Assets held by the Trust are subject to extreme volatility. This volatility had a significant impact on the value of the Portfolio Crypto Assets for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and the year ended December 31, 2022.

As shown below in the “Schedules of Investments,” the increase in total investments in Crypto Assets from January 1, 2023 to September 30, 2023 was due primarily to an increase in the value of the Portfolio Crypto Assets and to a lesser extent, by the sale of various Portfolio Crypto Assets to pay the Management Fee.

Shareholder Subscriptions and Redemptions

During the period from January 1, 2023 to September 30, 2023, there were no subscriptions or redemptions of Shares. There were 20,241,947 Shares outstanding as of September 30, 2023.

Schedules of Investments

The following provides details on the Portfolio Crypto Assets that comprise the Trust’s assets.

Nine Months Ended September 30, 2023 and the Twelve Months Ended December 31, 2022

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2023	11,819.9707	$195,753,017
Purchases	17.7841	515,300
Sales	(670.8029)	(19,070,123)
Net realized gain (loss) on investment	—	(2,826,772)
Net change in unrealized appreciation (depreciation) on investment	—	126,270,506
Balance at September 30, 2023	11,166.9519	$300,641,928

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2023	74,021.6567	$88,589,859
Purchases	557.8226	1,028,557
Sales	(5,873.8398)	(10,711,449)
Net realized gain (loss) on investment	—	2,698,234
Net change in unrealized appreciation (depreciation) on investment	—	32,795,872
Balance at September 30, 2023	68,705.6395	$114,401,073

	Ripple (XRP)
	Units	Fair Value
Balance at January 1, 2023	—	$—
Purchases	30,354,415.8014	21,766,500
Sales	—	—
Net realized gain (loss) on investment	—	—
Net change in unrealized appreciation (depreciation) on investment	—	(5,599,738)
Balance at September 30, 2023	30,354,415.8014	$16,166,762

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2023	21,522,897.0117	$5,283,871
Purchases	197,109.8403	80,002
Sales	(1,742,514.4747)	(567,015)
Net realized gain (loss) on investment	—	(1,768,128)
Net change in unrealized appreciation (depreciation) on investment	—	1,939,672
Balance at September 30, 2023	19,977,492.3773	$4,968,402

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2023	225,537.2136	$2,223,797
Purchases	24,329.4282	521,017
Sales	(13,699.4662)	(315,124)
Net realized gain (loss) on investment	—	(1,859,930)
Net change in unrealized appreciation (depreciation) on investment	—	4,210,264
Balance at September 30, 2023	236,167.1756	$4,780,024

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2023	728,522.0272	$3,151,586
Purchases	48,979.7370	280,752
Sales	(52,812.4353)	(299,302)
Net realized gain (loss) on investment	—	(745,911)
Net change in unrealized appreciation (depreciation) on investment	—	566,709
Balance at September 30, 2023	724,689.3289	$2,953,834

	Polygon (MATIC)
	Units	Fair Value
Balance at January 1, 2023	5,364,647.6643	$4,063,721
Purchases	261,220.9012	280,000
Sales	(293,999.9917)	(211,124)
Net realized gain (loss) on investment	—	(342,067)
Net change in unrealized appreciation (depreciation) on investment	—	(997,164)
Balance at September 30, 2023	5,331,868.5738	$2,793,366

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2023	44,176.0683	$3,012,808
Purchases	—	—
Sales	(2,164.4924)	(189,773)
Net realized gain (loss) on investment	—	70,542
Net change in unrealized appreciation (depreciation) on investment	—	(115,351)
Balance at September 30, 2023	42,011.5759	$2,778,226

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2023	462,947.3743	$2,343,903
Purchases	—	—
Sales	(30,044.0985)	(181,419)
Net realized gain (loss) on investment	—	(9,941)
Net change in unrealized appreciation (depreciation) on investment	—	(279,803)
Balance at September 30, 2023	432,903.2758	$1,872,740

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2023	191,304.3666	$2,083,305
Purchases	15,318.4719	236,603
Sales	(7,679.7500)	(99,702)
Net realized gain (loss) on investment	—	(752,684)
Net change in unrealized appreciation (depreciation) on investment	—	340,871
Balance at September 30, 2023	198,943.0885	$1,808,393

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2023	301,859.6002	$1,646,342
Purchases	312,129.0000	2,402,769
Sales	(613,988.6002)	(4,428,235)
Net realized gain (loss) on investment	—	(276,184)
Net change in unrealized appreciation (depreciation) on investment	—	655,308
Balance at September 30, 2023	—	$—

	Flare (FLR)
	Units	Fair Value
Balance at January 1, 2023	—	$—
Purchases	1,953,075.1500	68,435
Sales	(1,953,075.1500)	(66,644)
Net realized gain (loss) on investment	—	(1,791)
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at September 30, 2023	—	$—

	Cosmos (ATOM)
	Units	Fair Value
Balance at January 1, 2023	—	$—
Purchases	178,366.2493	2,395,000
Sales	(178,366.2493)	(1,975,407)
Net realized gain (loss) on investment	—	(419,593)
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at September 30, 2023	—	$—

As of September 30, 2023, Bitcoin represented 66.34% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 25.25%, while the remaining 8.41% of the Portfolio Crypto Assets were comprised of Ripple, Cardano, Solana, Polkadot, Polygon, Litecoin, Uniswap, and Avalanche.

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

Investments and Valuation

Calculation of Valuation

The process that the Sponsor developed for identifying a principal market (the "Principal Market"), as described in FASB ASC 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable Crypto Asset exchanges selected by the Sponsor and its affiliates in their sole discretion, including BitFlyer, Binance, Bitstamp, Bittrex, Coinbase, itBit, Kraken, Gemini, and LMAX, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset. The 4:00 pm ET closing price from this Principal Market would be used for valuation of the Trust's crypto assets (the "Principal Market Price"). In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the nine month period ended September 30, 2023.

Crypto Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$26,922.47	Coinbase
Ethereum (ETH)	$1,665.09	Coinbase
Ripple (XRP)	$0.53	Coinbase
Cardano (ADA)	$0.25	Coinbase
Solana (SOL)	$20.24	Coinbase
Polkadot (DOT)	$4.08	Coinbase
Polygon (MATIC)	$0.52	Coinbase
Litecoin (LTC)	$66.13	Coinbase
Uniswap (UNI)	$4.33	Coinbase
Avalanche (AVAX)	$9.09	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at September 30, 2023.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$453,164,748	$—	$—	$453,164,748

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2022.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$308,152,209	$—	$—	$308,152,209

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

The Trust generally records receipt of a new Crypto Asset created due to a Hard Fork at the time the Hard Fork is effective. The Trust’s methodology for determining effectiveness of the fork is when two or more recognized exchanges quote prices for the forked coin. Some exchanges and custodians do not honor Hard Forks or may honor Hard Forks in the future. In such cases, the Trust will record receipt of the new Crypto Asset at the time two or more recognized exchanges begin quoting prices for the asset. Although the Trust records the asset into its books and records at the time the fork is effective, as described above, the Trust’s custodian may take an extended period of time to make the forked asset available for transfer, and it may never make the forked asset available for transfer, which could lead to either the Trust holding the asset longer than it would otherwise hold the asset (if it was freely transferrable), or a complete write-down in the value of the forked asset. The Trust does not allocate any of the original Crypto Asset’s cost to the new Crypto Asset and recognizes unrealized gains equal to the fair value of the new Crypto Asset received. During the period ended September 30, 2023, there were no hard forks recognized or not recognized.

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

During the nine-months ended September 30, 2023, the Trust was eligible for a Flare (FLR) airdrop. The airdrop was based on the Trust’s XRP holding in its custody vault as of December 12, 2020. The Trust elected to participate in the airdrop and on April 17th, 2023, Other income resulting from the airdrop was booked into the Fund’s assets. At the time of the airdrop, the result was a positive NAV increase of 0.013% bps, less than $0.00 NAV increase and $68,436 net asset increase to the Trust. On April 18th, 2023, the Trust sold the FLR and raised USD resulting in a minor loss to the Trust. The USD was used to purchase other assets in the Trust’s portfolio, since FLR was not part of the Index of the Trust. The impact of this airdrop can be seen within the Statement of Operations under Other income and Net realized gain (loss) from Crypto Assets.

There were no Airdrops recognized or not recognized during the fiscal year ended December 31, 2022.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2023 and December 31, 2022, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2023, the 2022, 2021, and 2020 tax years remain open for examination. There were no examinations in progress at period end.

Financial Instruments with Off-Balance-Sheet Risk

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At September 30, 2023, Crypto Assets of approximately $3,110,700 and cash of approximately $604,350 reside on exchanges. At December 31, 2022 Crypto Assets of approximately $292,400 and cash of $644,700 resided on exchanges.

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

Custody of Crypto Assets

The Custodian serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At September 30, 2023 and December 31, 2022, Crypto Assets of approximately $450,054,000 and $307,859,800 are held by the Custodian, respectively.

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

Other Risks

Management continues to evaluate the impact of current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, and other geopolitical events; as well as adverse developments in the economy, the capital markets and the Blockchain markets, including rising energy costs, inflation and interest rates globally, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, and global health epidemics. Management has concluded that while it is reasonably possible that these events could have a negative effect on the financial performance and operations of the Trust, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Period	Shares Offered	Shares Sold	Number of Purchasers	Avg. Price Per Share	High Price Per Share	Date	Low Price Per Share	Date
January 1, 2021 to March 31, 2021	Unlimited	4,647,510	536	$34.65	$51.02	3/30/21	$28.82	1/21/21
April 1, 2021 to June 30, 2021	Unlimited	335,785	192	$49.03	$60.39	5/11/21	$31.44	6/22/21
July 1, 2021 to September 30, 2021	Unlimited	40,296	39	$41.15	$53.19	9/2/21	$28.62	7/20/21
October 1, 2021 to December 31, 2021	Unlimited	86,116	15	$62.13	$68.87	11/9/21	$52.36	10/5/21
January 1, 2022 to March 31, 2022	Unlimited	—	—	—	—	—	—	—
April 1, 2022 to June 30, 2022	Unlimited	—	—	—	—	—	—	—
July 1, 2022 to September 30, 2022	Unlimited	—	—	—	—	—	—	—
October 1, 2022 to December 31, 2022	Unlimited	—	—	—	—	—	—	—
January 1, 2023 to March 31, 2023	Unlimited	—	—	—	—	—	—	—
April 1, 2023 to June 30, 2023	Unlimited	—	—	—	—	—	—	—
July 1, 2023 to September 30, 2023	Unlimited	—	—	—	—	—	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

32.1*

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

32.2*

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

Date: November 3, 2023

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.