Form 10-K
period 2023-12-31
Bitwise 10 Crypto Index Fund
filed 2024-03-01
CIK 1723788

trtra

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-56270

Bitwise 10 Crypto Index Fund

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3002349
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

250 Montgomery Street, Suite 200

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $228,641,990, computed by reference to the closing sale price of the registrant’s common stock on the OTCQX, on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.

Number of shares of the registrant’s common stock outstanding as of March 1, 2024: 20,241,947.

i

Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Bitwise 10 Crypto Index Fund (BITW) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report on Form 10-K that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust's business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust's expectations include, but are not limited to:

•
the extreme volatility of trading prices that many Crypto Assets have experienced in recent periods and may continue to experience;
•
the long-term viability of Crypto Assets is unknown;
•
the unregulated nature and lack of transparency surrounding the operations and governance of Blockchain technologies and Crypto Assets;
•
the value of the Trust’s Crypto Assets is dependent, directly or indirectly, on prices established by Crypto Asset exchanges and other Crypto Asset trading venues, which are new and, in most cases, largely unregulated;
•
the Blockchains on which ownership of Portfolio Crypto Assets are recorded and the Portfolio Crypto Assets themselves may be the target of malicious cyberattacks or may contain exploitable flaws in their underlying code, which may result in security breaches and the loss or theft of Portfolio Crypto Assets;
•
the Blockchains on which ownership of Portfolio Crypto Assets are recorded are dependent on the efforts of third parties acting in their capacity as the Blockchain transaction Miners and/or Validators, and if these third parties fail to successfully perform these functions, the operation of the Blockchains that record ownership of Portfolio Crypto Assets could be compromised;
•
transactions in Crypto Assets may be irreversible even if they are fraudulent or accidental transactions;
•
the market for Crypto Assets is characterized by shallow trade volumes, extreme hoarding, low liquidity and high bankruptcy risk;
•
competition from the emergence or growth of other Crypto Assets or the development of other methods of investing in Crypto Assets could have a negative impact on the price of Portfolio Crypto Assets and adversely affect the value of the Shares;
•
the impact of geopolitical events on the supply and demand for Crypto Assets is uncertain and may negatively impact investments in the Trust;
•
the Value of Shares in the Trust relates directly to the value of Crypto Assets held by the Trust, and fluctuations in the price of Portfolio Crypto Assets could adversely affect an investment in the Trust;
•
the Bitwise 10 Crypto Index has a fairly limited history;

•
the methodology for determining the Index established by the Index Provider, which is an affiliate of the Sponsor, is relatively new;
•
because of the holding period under Rule 144 and the lack of an ongoing redemption program for Shareholders who invest directly into the Trust (as opposed to Shareholders who acquire Shares in the public secondary trading market) there is no arbitrage mechanism to keep the price of the Shares closely linked to the value of the underlying Portfolio Crypto Assets and the Shares may trade at a substantial premium over, or substantial discount to, the value of the NAV Per Share; and
•
additional risk factors discussed in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the Securities and Exchange Commission ("SEC").

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

“Bitcoin” or “BTC” – means a type of Crypto Asset based on an open-source cryptographic protocol existing on the Bitcoin network, comprising one type of the Crypto Assets underlying the Trust's Shares. The native Crypto Asset for the Bitcoin network is Bitcoin.

“Blockchain” – means the public transaction ledger of a Crypto Asset’s network on which transactions are recorded.

“Consensus Algorithm” – means the algorithm at the heart of the Blockchain system that enforces the convergence of all ledgers over time.

“Crypto Assets” – means a Crypto Asset designed to work as a store or value and/or medium of exchange wherein individual Crypto Asset ownership records are stored in a ledger, a computerized database using cryptography to secure transaction records, to control the creation of additional Crypto Assets and to verify the transfer of Crypto Asset ownership.

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

“Extraordinary Expenses” – means expenses outside of the Trust’s normal business operations which include, but are not limited to, any non-customary costs and expenses including indemnification and extraordinary costs of the

Administrator and Auditor, costs of any litigation or investigation involving Trust activities, financial distress and restructuring and indemnification expenses.

“Hard Fork” – occurs when there is a change in the set of rules governing a Blockchain that makes it more restrictive than the previous set of rules in place.

“Index” – means the Bitwise 10 Large Cap Crypto Index, the benchmark index for the Trust.

“Index Components” – mean the top 10 Crypto Assets weighted by float adjusted market capitalization and selected in accordance with the Index Methodology.

“Index Provider” – means Bitwise Index Services, LLC, an affiliate of the Trust that is controlled by the same parent entity as the Sponsor. The Index Provider administers the Index.

“Market-Capitalization Weighted” – means the top 10 Crypto Assets in the Bitwise 10 Crypto Index are selected and held in proportion to their valuation.

“Miners” – means stakeholders who help process transactions and ensure that the distributed ledgers that make up a proof of work Blockchain network stay consistent with one another.

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

"Network Distribution Event" – means an event that offers additional opportunities to engage with a blockchain network and general additional capital.

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

“51% Attacks” – occur when an attacker controls a majority of the computing power (for PoW Blockchains) or staked Crypto Assets (for PoS Blockchains) necessary to validate transactions on a Blockchain, giving the attacker a majority of the validation power on the network. Miners or Validators on Blockchains who successfully obtain this validation power may block other users’ transactions or make it appear as though they still have Crypto Assets that have been spent, which is known as a “double-spend attack,” or otherwise change the order of transactions. A 51% attack may also allow an attacker to use its monopoly over new blocks to “censor” other user transactions by actively preventing them from being written sustainably to the Blockchain.

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

Bitwise Investment Advisers, LLC is the Sponsor of the Trust (the “Sponsor”). Bitwise Asset Management, Inc. (“Bitwise”), the parent company of the Sponsor, maintains a corporate website, www.bitwiseinvestments.com, which contains general information about the Trust and the Sponsor. The reference to the Bitwise website is an interactive textual reference only, and the information contained on the Bitwise website shall not be deemed incorporated by reference herein. Additional information regarding the Trust may also be found on the SEC's EDGAR database at www.sec.gov.

The Trust had previously issued Shares, which represented common units of fractional undivided beneficial interest in, and ownership of, the Trust, on a periodic basis to certain “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). On November 18, 2021, the Sponsor closed sales of Shares directly from the Trust, pursuant to its rights under Sections 5 and 6 of the Trust Agreement. The Sponsor has no plans to reopen such sales. The Shares are quoted on OTCQX Best market (the "OTCQX") under the ticker symbol “BITW.”

Shares purchased directly from the Trust prior to November 18, 2021 were restricted securities ("Restricted Shares") that could not be resold except in transactions exempt from registration under the Securities Act and state securities laws and any transaction in Restricted Shares required approval in advance by the Sponsor. In determining whether to grant such approval, the Sponsor specifically looked at whether the conditions of Rule 144 under the Securities Act and any other applicable laws were met. Shares that have become unrestricted in accordance with Rule 144 under the Securities Act may trade on OTCQX.

The Trust’s principal investment objective is to invest in a portfolio (“Portfolio”) of Crypto Assets (each, a “Portfolio Crypto Asset” and collectively, “Portfolio Crypto Assets”) that tracks the Bitwise 10 Large Cap Crypto Index (the “Index”) as closely as possible with certain exceptions determined by the Sponsor in its sole discretion, as described more fully below in the section entitled “—Business of the Trust.” In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, Airdrops, Emissions, forks, or similar network events) the Sponsor may also pursue these incidetntal opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent.

The Trust believes that it has met its principal investment objective, however, because the Trust does not operate a redemption program for the Shares, because of the holding period required under Rule 144 for the sale of the Shares purchased from the Trust, and because the Trust may from time to time halt Share subscriptions.There can be no assurance that the value of the Shares will reflect the value of the Trust’s NAV Per Share, and the Shares may trade at a substantial premium over, or a substantial discount to, the value of the Trust’s NAV Per Share, and as such, there can be no assurance that an investor will achieve a return on investment that tracks the performance of the Index. As of December 31, 2023, there was a correlation of 99.99% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“NAV”) of the Shares, that to date the Shares traded on the secondary market have not closely tracked the NAV of the Shares and that the market price of the Shares has been and may continue to be significantly above or below the net asset value per share (“NAV Per Share”). However, the Trust does not have control over an investor’s ability to achieve a return on investment that tracks the performance of the Index. The trading price of the Shares is determined by the market, and at times the Shares will trade at a premium or a discount to the NAV Per Share. Regardless of the Trust or Sponsor’s methods of managing the underlying portfolio, the price an investor will pay on the secondary market could differ significantly from the NAV Per Share. The Trust does not seek to track the performance of the trading of Shares on the secondary market and the trading price for those Shares. The price an investor will pay on the secondary market may be significantly different from the NAV Per Share. Furthermore, under Regulation M, the Trust, as the issuer of the Shares, is not legally permitted to take the types of actions that might help to reconcile the NAV Per Share and the market price per Share.

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

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on OTCQX and the Trust’s NAV and a comparison of the NAV of the Trust vs the market price as quoted on OTCQX:

BITW Premium/(Discount): BITW Share Price
vs. NAV per Share (%)
700.00%
600.00%
500.00%
400.00%
300.00%
200.00%
100.00%
0.00%
-100.00%
Dec-20
Jan-21
Feb-21
Mar-21
Apr-21
May-21
Jun-21
Jul-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23

From December 10, 2020 to December 31, 2023, the Shares of BITW traded at an average discount, based on closing prices at 4:00 pm ET, and estimated, un-audited, NAV Per Share of 12.47%. During that same period, the highest premium was 649.38% on December 16, 2020, and the lowest premium was 0.27% on August 4, 2021. During that same period, the highest discount was 67.80% on December 28, 2022, and the lowest discount was 0.09% on September 24, 2021. Given the lack of an ongoing redemption program and the holding period under Rule 144, there is no arbitrage mechanism to keep the Shares closely linked to the value of the Trust’s underlying holdings that may continue to have an adverse impact on investments in the Shares.

The following chart shows a comparison of the cumulative returns of the Index compared to the NAV of the Trust:

Cumulative Returns: Bitwise 10 Large Cap Crypto Index vs. Bitwise 10 Crypto Index Fund
(NAV per Share) through December 31,2023
700%
600%
500%
400%
300%
200%
100%
0%
-100%
Oct-17
Dec-17
Feb-18
Apr-18
Jun-18
Aug-18
Oct-18
Dec-18
Feb-19
Apr-19
Jun-19
Aug-19
Oct-19
Dec-19
Feb-20
Apr-20
Jun-20
Aug-20
Oct-20
Dec-20
Feb-21
Apr-21
Jun-21
Aug-21
Oct-21
Dec-21
Feb-22
Apr-22
Jun-22
Aug-22
Oct-22
Dec-22
Feb-23
Apr-23
Jun-23
Aug-23
Oct-23
Dec-23
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

The Trust will cease to be an “emerging growth company” upon the earliest of (i) it having $1.235 billion or more in annual revenues, (ii) it becoming a “large accelerated filer,” as defined in Rule 12b-2 of the Exchange Act, (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

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

Other than the conversion of the Trust from a Delaware limited liability company into a Delaware Statutory Trust and an associated share split, there are no past or pending share splits, dividends, recapitalizations, mergers, acquisitions, spin-offs, or reorganizations since the Trust’s inception.

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

The Trust’s Portfolio Crypto Assets are held by Coinbase Custody Trust Company, LLC (the “Custodian“) on behalf of the Trust. The Trust’s Portfolio Crypto Assets are transferred only in the following circumstances: (i) sales made in connection with monthly rebalancing in order to more closely track the Index, (ii) sales to pay expenses of the Trust, (iii) sales on behalf of the Trust in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation, and (iv) transfers to pursue Airdrops, forks, Emissions, or other similar network events as deemed necessary by the Sponsor. Each delivery or sale of Portfolio Crypto Assets for purposes of rebalancing the Trust’s Portfolio Crypto Assets to track the Index will be a taxable event for Shareholders. See “Certain U.S. Federal Income Tax Considerations.,” and “Item 1A. Risk Factors—Risks Related to Crypto Assets—The Sponsor may experience loss or theft of its Portfolio Crypto Assets during the transfer of Portfolio Crypto Assets from the Custodian to the Sponsor or to Crypto Asset trading venues.” In addition, each sale of Portfolio Crypto Assets by the Trust to pay the expenses of the Trust will be a taxable event for Shareholders.

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

The Trust notes that an indirect investment in Crypto Assets through Shares may operate and perform differently from a direct investment in Crypto Assets, and such differences may include, among other things: the holding period under Rule 144 for the resale of the Shares purchased from the Trust, the risk that the Shares may trade at a substantial premium over or a substantial discount to the NAV Per Share, the risk that over time the number of Portfolio Crypto Assets represented by a Share will gradually decrease as the Portfolio Crypto Assets are used to pay the Trust’s expenses, the ability to invest in Shares via an investor’s equity retirement accounts such as a 401(k) or individual retirement account, which do not provide the ability to invest directly in Crypto Assets; the convenience of not having to open and maintain a Crypto Asset wallet; the potential ability to participate in decentralized finance (“DeFi”) protocols including governance, voting, staking assets and lending assets; and the ability of an investor to rely on the Bitwise Crypto Index Committee (the “Committee”) to choose the Portfolio Crypto Asset composition and balance of the assets. To date, the only DeFi protocol the Trust has participated in, including governance, voting, staking assets, lending assets and liquidity provisions, was in staking Tezos in 2020. The Index has not participated in any other DeFi protocols, including governance, voting and lending assets. To the extent that the Trust participates in any decentralized finance protocols, the Trust anticipates only participating in such protocols where the Trust has made a direct investment in the relevant decentralized finance Crypto Asset. While the Trust currently does not participate in any staking activities, it may in the future engage in staking activities if the Trust deems such activity to be in the best interest of shareholders. The Trust will determine whether engaging in staking activities is in the best interest of the Shareholders on a case-by-case basis. In making such a determination, the Trust will consider whether the staking activities present possible and prudent opportunities to generate additional returns for Shareholders in excess of the Index, the risks associated with the staking activities, the potential for the loss of all or part of the staked amounts, and whether or not the activity is supported by the Trust’s custodian.

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

Crypto Assets are purchased from approved counterparties that include exchanges, electronic trading systems that seek liquidity from multiple trading venues, and market making firms known as “over the counter” or “OTC” desks ("OTC Desks") with the goal of purchasing Crypto Assets at or near the prices used to calculate the Trust's NAV Per Share and used to calculate the Index while also seeking to minimize execution slippage compared to the benchmark price (the "Benchmark Price") while simultaneously promoting operational risk management and efficient management of the Trust’s assets.

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

Calculation of Valuation

For all periods through the quarterly period ended June 30, 2021, the NAV Per Share, the NAV of the Trust, and the fair valuations for each Portfolio Crypto Asset were calculated by the Trust's Administrator in reliance on the fair value of each Portfolio Crypto Asset based on a blended average approach for calculating the price of a Crypto Asset (the "Blended Bitwise Crypto Asset Price"), which the Sponsor was responsible for calculating. The Sponsor provided this price to the Administrator, and the Administrator used this price (multiplied by the Trust’s holdings) for each asset to determine the fair value of the Trust’s assets. The Administrator then subtracted the Trust’s liabilities to determine the NAV of the Trust. The Administrator then divided this value by the Trust’s shares outstanding in order to determine the NAV Per Share. As a result of the Sponsor’s responsibility in this regard, any errors, discontinuance or changes in such valuation calculations may have had an adverse effect on the value of the Shares. The Sponsor instituted this valuation policy in order to generate fair value estimates because it determined that such policy was in the best interest of Shareholders, as it would avoid misstatements in valuation of the assets potentially arising from deviations in pricing across the Crypto Asset market, and because of the fragmented nature of the Crypto Asset trading ecosystem. As a result, management applied this valuation technique which it determined to be appropriate given the circumstances.

Following the filing of the Trust's Form 10, the Sponsor conducted a complete review of its process for determining fair valuation in the presentation of its financial statements and calculation of NAV. In this process, the Sponsor evaluated whether or not the identification of a principal market for each of the Trust’s assets for valuation purposes, during each period for which the Trust created and had audited its financial statements, would have created a material difference in the Trust’s estimated fair value or assets. In conjunction, the Sponsor determined to undertake a change in valuation policy for the fair valuation of Crypto Assets held in the Trust. As a result, the Sponsor developed a revised process for the determination of a principal market for each asset based on this consideration and disclosed and implemented this change in valuation policy and accounting policy prior to the creation of financial statements for the period ending September 30, 2021. The Blended Bitwise Crypto Asset Price is no longer used for any calculations by the Trust, including NAV Per Share, NAV of the Trust or fair valuations for any Portfolio Crypto Asset.

Effective August 31, 2021, the process that the Sponsor developed for identifying a principal market, as described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable Crypto Asset exchanges selected by the Sponsor and its affiliates in their sole discretion, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

Effective February 13, 2023, the Sponsor adapted a nearly identical principal market valuation process, with no material impact to the Trust, using a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable Crypto Asset exchanges selected by Lukka, Inc. in their sole discretion, including Binance, Bitfinex, Bitflyer, Bitstamp, Coinbase Pro, Crypto.com, Gemini, HitBTC, Huobi, Kraken, KuCoin, OKEx, Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

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

As set out in more detail in the tables in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies—Investments and Valuation—Calculation of Valuation,” the Sponsor’s results concluded that there were no material or significant differences in valuation or the financial statements as presented when using the policy of identifying a principal market described above as compared to the existing valuation methodology for any period since the Trust commenced operations, as the average difference in valuation prices was in each case less than 0.05% or five one hundredths of one percent for each asset for each period measured, and such differences were deemed immaterial in all cases.

Statements, Filings, and Reports

The Trust endeavors to comply with all reporting obligations required of companies with a class of securities registered under the Exchange Act, including timely filing Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other customary filings.

Shareholders can expect to receive annual audited financial statements for the Trust and any applicable tax reports (e.g., Schedules K-1) from the Sponsor. The Sponsor or the Administrator (as defined below) expect to issue Schedules K-1 directly to Shareholders who hold Shares or the custodian of such Shares, as applicable, for each taxable year or portion thereof.

The Trustee will make elections, file tax returns and prepare, disseminate and file tax reports, as advised by the Sponsor, the Trust’s counsel or accountants or as required by any applicable statute, rule or regulation.

Investment strategy

The Trust holds a Portfolio of Crypto Assets that generally tracks the Index. The Index is administered by Bitwise Index Services, LLC, an affiliate of the Sponsor (the “Index Provider”). The Trust rebalances monthly alongside the rebalance of the Index to stay current with changes. The Sponsor strives to minimize tracking error (e.g., divergence between the performance of the Trust and the Index) by managing costs and price slippage during trade execution, and holding the assets in the Index.

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

It is possible that a Network Distribution Event could occur that may result in an opportunity for the Trust to generate additional returns, such as if an asset the Trust already held were to do an Airdrop resulting in the Trust obtaining an additional, different asset. If this were to occur, the Trust might seek to utilize the Network Distribution Event in such a way as to benefit the Shareholders of the Trust. For example, the Sponsor of the Trust may choose to sell an airdropped asset and return the proceeds to the Shareholders.

Price and Cost Slippage

On days when the Sponsor accepts subscriptions, the Sponsor aggregates the dollar value of subscriptions into the Trust and uses quantitative portfolio management techniques to compare the Trust’s existing holdings and weightings to the constituents and weightings of the index in order to calculate the amounts and quantities of each Crypto Asset to purchase. On days when the Sponsor rebalances the Trust’s portfolio in order to pursue its investment objective of tracking the Index, the Sponsor uses quantitative portfolio management techniques to compare the Trust’s existing holdings and weightings to the new and updated constituents and weightings of the Index in order to calculate the amounts and quantities of each Crypto Asset to purchase so that the Trust’s holdings and weightings will, after trade execution, be closely aligned with the constituents and weightings of the Index. In each case, the Sponsor has at its disposal multiple venues on which to acquire and dispose of Crypto Assets, including trading venues (known as exchanges), OTC Desks, and trading technology solutions that aggregate liquidity from multiple trading venues.

Trade execution and portfolio management is dynamic and complex, and the Sponsor must exercise judgement, assess multiple factors including recent experience and market conditions, as well as the size of the trades, settlement procedures at each venue, types of assets that need to be executed, as well as their availability on such platforms, prior to determining the best venue on which to execute each trade. The Sponsor attempts to purchase or sell each asset in each instance at a price that is close to the price used for calculating the NAV of the Trust (and the Index’s daily price) at 4:00 pm ET, while also minimizing market impact and reducing operational and settlement risk. The Trust may choose to algorithmically execute a trade over time (for example, to execute a trade while only participating in a certain amount of volume), to execute a trade using a market order (e.g., purchasing or selling a Crypto Asset immediately at whatever price the entire order can be filled), or by putting multiple OTC Desks into competition to provide the best price possible for a given amount and quantity of a Crypto Asset. Often, OTC Desks may be able to provide better prices than trading venues, and can also streamline and minimize operational complexity and settlement risk. There is no guarantee that the Sponsor will be able to trade Crypto Assets at or near the Benchmark Price, as there are a number of other factors aside from price slippage that inform best practices in trade execution, and market conditions change rapidly. Such factors include, but are not limited to, reputation of the trading venue, availability and support of personnel and coverage at the trading venue, settlement consistency or procedures, availability of assets and Crypto Asset coverage, understanding of market dynamics, and perceived, disclosed, or reported regulatory compliance of the platform.

Staking Activities

The Index does not engage in Staking. To the extent the Trust participates in staking activity, such activity varies across protocols. If the Trust decides to pursue staking activities that require Portfolio Crypto Assets to be restricted within a protocol for a specific period of time, the Trust may be unable to rebalance its holdings in accordance with the monthly rebalancing of the Index. The inability of the Trust to rebalance in accordance with the Index could cause deviations between the Trust and the Index, and such deviations could create performance differences between the Trust and the Index. If the Trust was unable to rebalance its holdings in accordance with the monthly rebalancing of the Index, the Trust would include this information on its website, as the current Portfolio Crypto Assets and any relevant information regarding the Portfolio Crypto Assets is always provided on the Trust's website. However, the Trust does not believe that at present its staking activities would affect its ability to rebalance its holdings on a monthly basis, as its staking activity is extremely limited, and the Trust does not currently have plans to significantly expand such activity.

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

The Trust records receipt of staking rewards when they are received if there is value to the Trust in doing so. Crypto Assets received from staking rewards have no cost basis and the Trust recognizes unrealized gains equal to the fair value of the new Crypto Asset received. To date, the only Crypto Asset the Trust has staked was Tezos, which was part of the Index and the Trust’s Portfolio Crypto Assets from April 12, 2019 until February 26, 2021, when the Crypto Asset's market capitalization declined relative to other Crypto Assets and made it ineligible to be included in the Index. During 2020, the Trust participated in staking activities with Tezos which required the Trust to post certain Crypto Assets for a period of time to a “stakepool” and vote on certain items on the staking platform, in return for collecting the staking reward. The amount of rewards received from this activity was de minimis, and the Sponsor participated on behalf of the Trust due to the fact that the Trust’s Custodian was able to facilitate the process while retaining custody and safekeeping the Trust’s Tezos during the staking process. The Trust has not participated in any staking or reward generation activity other than with respect to Tezos. The Trust received $2,139 in total staking rewards in 2020 from its Tezos staking activities. These rewards were treated as investment income in the Trust’s audited financial statements for the fiscal year ended December 31, 2020. While the Trust currently does not participate in any staking activities, it may in the future engage in further staking activities if the Trust deems such activity to be in the best interest of Shareholders. If the Sponsor makes material changes to the Trust's staking policy in the future, it will disclose such changes on Form 8-K.

Overview of the Crypto Asset Industry

Digital or Crypto Assets are bearer assets whose ownership is secured by cryptographic protocols and incentives that operate on a network of computers utilizing Blockchains, as defined below. Crypto Assets are intended to allow for storage and transfer without the need for a trusted intermediary. Well-known Blockchains that have their own native Crypto Assets include Bitcoin and Ethereum.

Crypto Assets are traded on trading venues around the world, as well as on over-the-counter and peer-to-peer markets. Crypto Assets can be converted to fiat currencies or into other Crypto Assets at rates determined by supply and demand on these markets. Derivative investment products, including futures, options, and swaps contracts, are also available that allow investors to build sophisticated investment and trading strategies focused around the most prominent Crypto Assets.

The number and diversity of market participants and companies operating in the Crypto Asset space has also increased dramatically over the past several years. Currently, there are a wide range of companies providing services related to Crypto Assets to retail and institutional investors. These include companies that provide trading venues, custody solutions for institutional and retail investors, investment funds, payment services, trading services, lending and collateral management, and prime brokerage.

The ownership of Crypto Assets is recorded in a digital ledger or database, called a Blockchain. Blockchains differ from traditional databases in that they are designed not to be controlled by any single party, but rather, to be maintained by a distributed network of computers, each of which maintains and updates its own copy of the ledger. Each participant in this network is incentivized to process transactions according to a set of predetermined rules and to keep its ledger consistent with the rest of the network over time.

The exact method with which each Blockchain network processes and records transactions can, and usually does, vary from Blockchain to Blockchain. There are myriad architectural decisions participants either implicitly or explicitly agree to when they join a certain network, which includes the level of decentralization, privacy, throughput, and other features a network can provide. These decisions usually involve trade-offs and therefore each Blockchain network is typically optimized for specific capabilities, limitations, and target use cases. As a nascent and fast-changing area, the Crypto Asset market carries significant risks and uncertainty. See “Item 1A. Risk Factors—Risks Related to Crypto Assets" for further discussion of such risks and uncertainties.

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

1.
Stakeholders: Stakeholders help process transactions and ensure that the distributed ledgers that make up a Blockchain network stay consistent with one another. They fall under two categories: Miners, for PoW Blockchains, and Validators, for PoS Blockchains.

Stakeholders are typically compensated for providing this service in large part by algorithmic grants of the Crypto Asset associated with the Blockchain network they are helping to secure, although they may be compensated with transaction fees or by other means as well.

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
•
Proof of stake is a newer scheme that tries to avoid the heavy energy consumption that PoW systems typically require. PoS systems require Validators to lock up and put at risk (aka, “stake”) a certain amount of the Crypto Asset associated with a given Blockchain in order to process transactions. These staked assets are lost if a Validator processes a transaction in a way that is fraudulent or violates the rules of the underlying Blockchain. PoS is utilized by Blockchains such as Ethereum, Avalanche, Cardano and Solana. Concerns with PoS systems include the risk of lower security assurances and the potential for centralization of the network.
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

Overview of the Index

The Index is designed to track the performance of the ten largest Crypto Assets, as selected and weighted by free-float market capitalization. These assets collectively account for more than 72% of the total market capitalization of the Crypto Asset market as of December 31, 2023.

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

Summary of the Index Methodology

The following is a materially complete description of the Index methodology (“Index Methodology”). The full Index Methodology is publicly available at https://app.bitwiseinvestments.com/indexes/methodology. Should any material change be made to the Index Methodology that results in a material change to the composition of the Index and, as part of the Trust’s monthly rebalancing process, results in a material change to the composition of the Trust the Sponsor will notify Shareholders of such material change by filing a Form 8-K with the SEC. The Trust defines a material change as any change of 10% or more to the composition of the Index, and that also results in a corresponding change to the Trust. If not required by applicable law, the Trust may or may not file a Form 8-K with the SEC to disclose changes to the Index Methodology that do not result in a material change. When deciding whether or not to file a Form 8-K to disclose changes to the Index Methodology that do not result in a material change, the Trust will consider whether the particular changes are required to be disclosed by one or more of the specific requirements of Form 8-K, and whether there is an independent legal obligation under the federal securities laws to make such a disclosure even in the absence of a specific requirement in Form 8-K. The Trust may have additional current or periodic reporting obligations under the Exchange Act due to other changes to the Index Methodology, such as to how the Index is calculated.

Purpose of the Index

The purpose of the Index is to track a basket of Crypto Assets that represents the majority of Crypto Assets by market capitalization. At its inception on October 1, 2017, the Crypto Assets in the Index represented about 83% of all Crypto Assets by market capitalization, and now represent approximately 72% as of December 31, 2023. The Index is comprised of the top 10 Crypto Assets selected and weighted by free-float-adjusted market capitalization. The Index is rebalanced monthly. Additional eligibility criteria are applied to screen Crypto Assets for investment feasibility (as defined below), to ensure the integrity of the Crypto Assets selected to comprise the Index, and to appropriately account for one-off events. As a result, the 10 Crypto Assets in the Index may not always completely match lists of the "top 10 Crypto Assets" that may be available on popular websites such as CoinMarketCap.com.

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

To screen, select and weight the top 10 coins, the Index uses a free-float-adjusted market capitalization which is calculated as follows:

(composite price) x (free-float-adjusted or circulating supply)

A Crypto Asset's composite price is derived from the real-time price data pulled from multiple exchanges. The individual exchange price data is combined using a trade volume weighting technique. The price on the exchange with more trade volume has more influence on the composite price while the exchange with the price that deviates more from the prices of the other exchanges has less influence on the composite price. This normalization produces a more accurate composited price which is then used in the market capitalization calculation.

In calculating the available supply of a Crypto Asset, the Index looks at circulating supply. Circulating supply is the best approximation of the number of coins available on public markets. Circulating supply is derived by taking the total number of existing Crypto Assets native to a specific Blockchain and subtracting the number of coins verifiably burned, locked, or reserved (for example, by a foundation).

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
iii.
As of December 31, 2023, Quote Crypto Assets were Bitcoin (BTC) and Ethereum (ETH).
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

In fiscal year 2023, the Committee approved by unanimous vote the following changes to the methodology:

•
Revised rule III.B.h.i to state that an eligible crypto asset must “trade more than 5% of its free-float-adjusted market capitalization on Eligible Crypto Asset Trading Venues over the past 30 days." Previously the 30-day trading volume requirement had been set at 10%.
•
Revised rule VI.C.i to change the record date for the Index from the "third-to-last Business Day of the month" to "one week prior to the rebalance date".
•
Revised rule rule III.A.i.c to state that an eligible crypto asset trading venue “Is not subject to extraordinary regulatory or legal action that is likely to lead to unusual pricing, significantly disrupt institutional access to the market, or disrupt fiat withdrawals.”
•
Removed rule III.A.iii which outlined the “Use of Eligible Crypto Asset Trading Venue Subsets for Calculating New Indexes or Index Variants."
•
Revised rule III.B.i.d to state that an eligible crypto asset “trades on an Eligible Crypto Asset Trading Venue without withdrawal issues specific to that crypto asset.” Previously the requirement had been that an eligible crypto asset must trade on two or more Eligible Crypto Asset Trading Venues without withdrawal issues.
•
Revised rule III.B.i.h to require that an eligible crypto asset must have "traded more than 1% of its free-float-adjusted market capitalization on Eligible Crypto Asset Trading Venues over the past 30 days." Previously the rule had required trading of more than 5% of its free-float-adjusted market capitalization.
•
Removed Bittrex as an Eligible Crypto Asset Trading Venue.

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

Eligibility of Crypto Assets

The Index is comprised of the top 10 coins measured by free-float-adjusted market capitalization. The Index is rebalanced monthly. Additional eligibility criteria are applied to screen coins for investment feasibility (as defined below), to ensure the integrity of the coins selected to comprise the Index, and to appropriately account for one-off events. As a result, the 10 coins that comprise the Index may not always completely correlate with lists of the "top 10 coins" posted on popular websites like CoinMarketCap.com. The Index will only consider for eligibility Crypto Assets that satisfy the following conditions as established by the Committee for each Crypto Asset:

1.
Is a cryptographically secured digital bearer instrument
2.
Has a price that is not pegged to another Crypto Asset, fiat currency, group of those currencies, or hard asset
3.
Is freely traded and can be freely held for the foreseeable future
4.
Trades on two or more Eligible Crypto Asset trading venues, without withdrawal issues specific to that Crypto Asset

5.
Is custodied by a third-party custodian regulated as a federally chartered bank or as a state trust company, and meets additional security practices, insurance requirements and business practice requirements as determined by the Committee. The list of approved custodians is reviewed and updated on an annual basis, or at the discretion of the Committee. As of January 25, 2023, the date that the Committee performed its 2023 annual review of eligible custodians, the list of approved custodians was as follows:
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

The following table sets forth all of the Crypto Assets included in the Index as of December 31, 2023, as well as Crypto Assets that were included in the list of the top 10 coins measured by market capitalization on CoinMarketCap.com as of December 31, 2023, but were deemed by the Committee not to satisfy each of the above- described eligibility requirements and were therefore not included in the Index:

Crypto Assets	Symbol	Included in / Excluded from Index	If excluded, reason for exclusion
Bitcoin	BTC	Included	—
Ethereum	ETH	Included	—
Tether	USDT	Excluded	USDT is a stablecoin designed to reflect the value of the dollar.
Binance Coin	BNB	Included	—
Solana	SOL	Excluded	BNB does not trade on two or more eligible crypto asset trading venues.
Ripple	XRP	Included	—
USD Coin	USDC	Excluded	USDC is a stablecoin designed to reflect the value of the dollar.
Cardano	ADA	Included	—
Avalanche	AVAX	Included	—
Dogecoin	DOGE	Excluded	DOGE has security risks and undue exposure to a 51% attack due to its use of auxilliary proof of work.
Polkadot	DOT	Included	—
Tron	TRX	Excluded	We have determined that Tron has known protocol level security vulnerabilities.
Polygon	MATIC	Included	—
Chainlink	LINK	Included	—
Toncoin	TON	Excluded	Toncoin is not custodied at an approved custodian.
Internet Computer	ICP	Excluded	Internet Computer may face undue risk of being in violation of U.S. federal securities laws.
Shiba Inu	SHIB	Excluded	SHIB does not have a price over $0.01.
Litecoin	LTC	Included	—

To the extent that such Crypto Asset meets the Index’s eligibility requirements at a future date, it would be considered for inclusion in the Index in connection with a future rebalancing. Assets will lose eligibility and be removed from the Index at the next monthly reconstitution event if they violate any of the listed eligibility requirements for 30 consecutive days. Under extraordinary circumstances, assets may lose eligibility and be removed on a same-day basis by a unanimous vote of the quorum of members of the Committee. Such emergency removals will take place at 4:00 pm ET following the conclusion of the meeting and public posting of that notice on the Sponsor’s web site. In either case, if the Sponsor determines that the change is material (which the Sponsor generally considers to be a change of 10% or more to the Trust or the Index holdings, but in any event, is also determined at the Trust’s discretion) the Sponsor will disclose such change by filing a Form 8-K. The Committee relies on the analysis conducted by the Sponsor as described in “—Overview of Government Regulation.” The Trust, in the Sponsor’s sole discretion, may choose to immediately liquidate its position in any Portfolio Crypto Asset that it determines may be at increased risk of being in violation of U.S. federal securities laws or based on consideration of new public information available regarding the asset. The Sponsor makes its determination using the same process as that used by the Committee as set forth above. In certain circumstances, the Sponsor may cause the Trust to differ from the Index in the coins that it holds if the Sponsor causes the Trust to exclude a Crypto Asset based on these or similar circumstances, and this may lead to tracking differences between the Trust and the Index.

One-Off Events

The Index has provisions for handling one-off events that occur with regard to a Crypto Asset that is currently part of the Index or in the Crypto Asset market generally, such as trade suspensions and Hard Forks. One-off events are events that are not expected to occur during the normal functioning of a Crypto Asset network and that significantly impact the operation of the network or the ability for market players to trade in or out of the Crypto Asset. Examples of these are Hard Forks, which can lead to a network split and therefore two versions of the same asset circulating in the market, or significant liquidity reductions, such as in the event of trading suspensions or delistings from exchanges. If new types of important one-off events become common, the Index may adopt additional policies to address them as determined in the sole discretion of the Index Committee. With regard to trade suspensions, if an exchange suspends the trading of a given Crypto Asset for any reason, the Index may remove that individual exchange from consideration. In the event of delisting of such Crypto Asset from all public exchanges, then the Crypto Asset will be removed from the Index during the next rebalancing regardless of what the assumed market capitalization might have been. The Committee may convene ad hoc to consider appropriate actions should there be a sudden and extenuating event.

The Index views Hard Forks similarly to how company spinoffs are viewed in U.S. equity markets. A Hard Fork is when a Crypto Asset is split because portions of the consensus nodes adopt different policies. In such an event, often a private key holder ends up with ownership on both chains. Often there is a primary chain that is adopted by the majority. When a Hard Fork occurs, the forked Crypto Asset will be held in the Index until the next rebalancing. This embodies the idea that the value of the forked Crypto Asset stems from that of the original Crypto Asset. Thus, the Index will hold the two Crypto Assets as if they were one until the next opportunity to treat them as separate. The new forked Crypto Asset will then be removed from the Index upon the next rebalancing unless it meets all the eligibility requirements (except the requirement to have a three-month trade history) and has a free-float adjusted market capitalization of its own to warrant being included in the Index.

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

Additionally, laws, regulation or other factors may prevent Shareholders from benefiting from such Airdrops. For example, it may be illegal to sell or otherwise dispose of such assets, or there may not be a suitable market into which such assets can be sold (immediately after the Airdrop, or ever). For further information on Airdrops or Emissions recognized or not recognized during the fiscal years ended December 31, 2023, 2022 and 2021, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies—Investments and Valuation—Valuation during the periods presented.”

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

In addition, the Trust may differ from the Index in the Crypto Assets it holds. Such differences may arise from situations in which the Trust is not technologically able to hold a Crypto Asset held by the Index, such as if a Crypto Asset held by the Index is not able to be accepted by the Trust’s Custodian. In such a case, the Sponsor in its sole discretion may create an exception and such exception may not always be communicated in advance to Shareholders. To the extent any exception resulted in a material change to the Index and a subsequent material change to the composition of the Trust, the exception would be disclosed to Shareholders by the Trust filing a Form 8-K with the SEC. In addition, if a particular situation results in the Trust differing from the Index, the Sponsor may permit the Trust to invest in other assets on a limited basis in the sole discretion of the Sponsor. Although the Trust rarely holds “other assets” outside of negligible amounts of U.S. dollars, the Trust may receive assets that are not in the Index as a result of Airdrops, Emissions, Hard Forks, trading errors and/or accidental delivery of Crypto Assets to the Trust’s custodian, among other reasons. The Trust may also be unable to sell or liquidate assets that are removed from the Index. The Trust may receive assets as a part of an in-kind subscription that are not components of the Index. The Sponsor notes that portfolio management of an index fund is a dynamic and complex activity, and the Sponsor expects that these situations may arise as a result of normal and ongoing fund management and rebalancing activity. While there is no limitation to what other assets the Trust may hold as a result of these dynamics, the Trust’s investment objective is to manage a portfolio that tracks as closely as possible with the Index, and as a result, will typically hold Index components. Upon the resolution of such a situation that resulted in there being a difference between the composition of the Trust and the Index, the Trust would intend to rebalance to conform to the Index.

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

Overview of Index Constituents

As of December 31, 2023, the constituents in the Index and their weights were as follows:

Bitcoin:	66.37%
Ethereum:	21.85%
Solana:	3.57%
Ripple:	2.66%
Cardano:	1.67%
Avalanche:	1.15%
Polkadot:	0.87%
Polygon:	0.75%
Chainlink:	0.67%
Litecoin:	0.43%

As of December 31, 2022, the constituents in the Index and their weights were as follows:

Bitcoin:	63.53%
Ethereum:	28.75%
Cardano:	1.71%
Polygon:	1.32%
Polkadot:	1.02%
Litecoin:	0.98%
Uniswap:	0.76%
Solana:	0.72%
Avalanche:	0.68%
Chainlink:	0.53%

As of December 31, 2021, the constituents in the Index and their weights were as follows:

Bitcoin:	58.69%
Ethereum:	29.33%
Solana:	3.52%
Cardano:	2.98%
Avalanche:	1.76%
Polygon:	1.19%
Algorand:	0.71%
Litecoin:	0.68%
Chainlink:	0.60%
Bitcoin Cash:	0.54%

The following is an overview of the constituents in the Index as of December 31, 2023:

Bitcoin (BTC)

Bitcoin is the most well-recognized Crypto Asset in the world. As of December 31, 2023, Bitcoin is the largest Crypto Asset in the world by market capitalization. Bitcoin was invented in 2008 by a pseudonymous software developer, or a group of software developers, under the name Satoshi Nakamoto. Nakamoto published a white paper titled “Bitcoin: A Peer-to-Peer Electronic Cash System” on October 31, 2008, which provided the technical outline for launching the Bitcoin network. The network went live on January 3, 2009, when Nakamoto mined the first block of transactions, known as the “Genesis Block.”

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

New Bitcoin is created when Miners process blocks of transactions. In the Bitcoin network, this occurs roughly every ten minutes. The Blockchain periodically adjusts the difficulty of settling transactions to ensure that cadence remains approximately accurate. The amount of new Bitcoin created each time a block of Bitcoin transactions is processed is predetermined by the software underlying the Bitcoin Blockchain. Initially, the Miner that settled a block of transactions on the Bitcoin Blockchain received 50 Bitcoin. That reward was and is programmed to be cut in half roughly every four years; currently, Miners receive 6.25 Bitcoin for each block of settled transactions.

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

Ethereum (ETH)

Ether is the native Crypto Asset of Ethereum, the second largest Blockchain network ranked by market capitalization as of December 31, 2023. Ethereum was described in a white paper in late 2013, and an online crowdsale to fund development took place between July and August 2014. The network went live in July 2015.

Ethereum was specifically designed to power smart contracts, which are computer programs intended to enforce the performance of a contract that parties can codify and agree upon with minimal or no need of trusted intermediaries.

Ethereum’s script language, the programming language that developers use for creating Blockchain applications, is significantly more flexible than Bitcoin’s. This allows the creation of programs that do general computation instead of only the relatively simple conditional payments that are possible with Bitcoin. As such, a whole ecosystem of different applications including asset issuance, decentralized financial applications, identity management, and others are able to be and have been developed on top of the Ethereum network. However, Ethereum's more permissive programming language makes the network inherently less secure because it can increase the odds that a catastrophic bug in one smart contract could affect the whole network. In late 2017, for instance, a prominent digital wallet provider called Parity identified a vulnerability that froze more than $150 million in Ether.

Due to Ethereum's focus on enabling innovation on its blockchain system, events like Hard Forks are significantly more common in Ethereum than in Bitcoin. For example, on September 15, 2022, Ethereum transitioned for a PoW network to a PoS network. This infrastructure upgrade was known as "The Merge." This was only one of several Hard Forks the Ethereum Blockchain has undergone since inception. Some consider Ethereum’s stance as an advantage, while others perceive it as a risk, especially as the project grows larger and the cost of potential mistakes rises.

Cardano (ADA)

Cardano (ADA): Cardano is a proof-of-stake (PoS) blockchain and smart contract platform that facilitates secure payments and enables developers to build decentralized applications (dApps). Grounded in research and academia, the protocol and its token were named after 16th and 19th century polymaths, and its programming language, Haskell, is commonly used in the traditional finance and security sectors.

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

Uniswap (UNI)

Uniswap is a leading decentralized exchange (DEX) for Crypto Assets that is built on the Ethereum network. Uniswap’s automated platform lets traders exchange Crypto Assets in the same way they do on centralized exchanges, like Coinbase, but without the involvement of a centralized third-party. Additionally, Uniswap’s decentralized structure allows any individual to act as a market maker and provide liquidity on the platform, earning passive income. To make a transaction, users simply send Crypto Assets from their crypto accounts and receive their desired Crypto Assets in return — all while paying a fee that is typically lower than that of a centralized exchange, like Coinbase. Uniswap issued its own Crypto Asset, called UNI, in September 2020. Holding UNI gives the holder a vote in Uniswap’s governance decisions, such as fee structures and how to deploy the exchange’s treasury. UNI can also be traded as an asset in its own right.

Chainlink (LINK)

Chainlink is a network that connects smart contracts with real world data. Blockchain networks are unaware of what happens outside of those networks, and therefore whenever a Blockchain application needs to interact with external data, it needs a reliable data source to do so. These data sources are known in the industry as Oracles. Relying on one Oracle creates a single point of failure, and Chainlink aims to solve this issue by providing a decentralized network of multiple Oracles that can evaluate the same data. The accuracy of this data can be important if this data is used to trigger activity on a smart contract or other Blockchain application. Chainlink provides price reference data feeds for DeFi, and also allows users to create their own Oracle networks. Larger enterprises can also use Chainlink to sell their data to smart contracts that need them to trigger a certain condition. Current use cases for Chainlink include stable Crypto Assets, decentralized lending and borrowing, and asset management.

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

The Sponsor may decline to accept a subscription on behalf of the Trust on the basis of the information that is provided or if certain information is not provided. The Sponsor may be required to provide this information, or report the failure to comply with requests for such information, to appropriate governmental authorities, in certain circumstances without notifying the Shareholders that the information has been provided. Each of the Sponsor and the Trust will take such steps as it determines in its sole discretion are necessary to comply with applicable laws, regulations, orders, directives or special measures. These steps may include prohibiting a Shareholder from making further contributions of capital to the Trust, depositing distributions or other funds or assets to which a Shareholder would otherwise be entitled to in an escrow account or causing the exclusion of a Shareholder from the Trust. The Trust will not admit an investor without obtaining all know-your-client information that the Trust determines is required. By subscribing for the Shares, investors consent to the disclosure by the Trust and the Sponsor of any information about them to regulators and others upon request in connection with money laundering and similar matters in relevant jurisdictions.

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

Foreign Considerations

Our primary place of business and market of operation is the United States. We may, however, also be subject to a variety of foreign laws and regulations that involve matters central to our business. These could include, for example, regulations related to privacy, Blockchain technology, data protection, and intellectual property, among others. In certain cases, foreign laws may be more restrictive than those in the United States. Although we believe we are operating in compliance with the laws and regulations of jurisdictions in which we operate, foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. As a result, Crypto Asset networks, Blockchain technologies, and Crypto Asset and token offerings such as those we are involved in face an uncertain regulatory landscape in many foreign jurisdictions, including but not limited to the European Union, China and Russia. Other foreign jurisdictions may also, in the near future, adopt laws, regulations or directives that affect Portfolio Crypto Assets and the Shares. Please refer to “Item 1A. Risk Factors—Risk Related to Regulatory and Compliance” for additional discussion of the effect of existing or probable governmental regulations on the Trust’s operations.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in this section “Item 1A. Risk Factors.” The principal risks that we face include the following:

•
competition from the emergence or growth of other Crypto Assets or the development of other methods of investing in Crypto Assets could have a negative impact on the price of Portfolio Crypto Assets and adversely affect the value of the Shares;
•
the extreme volatility of trading prices that many Crypto Assets have experienced in recent periods and may continue to experience;
•
the long-term viability of Crypto Assets is unknown;
•
the unregulated nature and lack of transparency surrounding the operations and governance of Blockchain technologies and Crypto Assets;
•
the value of the Trust’s Crypto Assets is dependent, directly or indirectly, on prices established by Crypto Asset exchanges and other Crypto Asset trading venues, which are new and, in most cases, largely unregulated;
•
the Blockchains on which ownership of Portfolio Crypto Assets are recorded and the Portfolio Crypto Assets themselves may be the target of malicious cyberattacks or may contain exploitable flaws in their underlying code, which may result in security breaches and the loss or theft of Portfolio Crypto Assets;
•
the Blockchains on which ownership of Portfolio Crypto Assets are recorded are dependent on the efforts of third parties acting in their capacity as the Blockchain transaction Miners and/or Validators, and if these third parties fail to successfully perform these functions, the operation of the Blockchains that record ownership of Portfolio Crypto Assets could be compromised;
•
transactions in Crypto Assets may be irreversible even if they are fraudulent or accidental transactions;
•
the market for Crypto Assets is characterized by shallow trade volumes, extreme hoarding, low liquidity and high bankruptcy risk;
•
the impact of geopolitical events on the supply and demand for Crypto Assets is uncertain and may negatively impact investments in the Trust;

•
the Value of Shares in the Trust relates directly to the value of Crypto Assets held by the Trust, and fluctuations in the price of Portfolio Crypto Assets could adversely affect an investment in the Trust;
•
the Bitwise 10 Crypto Index has a fairly limited history;
•
the methodology for determining the Index established by the Index Provider, which is an affiliate of the Sponsor, is relatively new; and
•
because of the holding period under Rule 144 and the lack of an ongoing redemption program for Shareholders who invest directly into the Trust (as opposed to Shareholders who acquire Shares in the public secondary trading market) there is no arbitrage mechanism to keep the price of the Shares closely linked to the value of the underlying Portfolio Crypto Assets and the Shares may trade at a substantial premium over, or substantial discount to, the value of the NAV Per Share.

Risks Related to Crypto Assets

Competition from the emergence or growth of other Crypto Assets or the development of other methods of investing in Crypto Assets could have a negative impact on the price of Portfolio Crypto Assets and adversely affect the value of the Shares.

Shareholders may invest in Crypto Assets through means other than the Shares, including through direct investments in Crypto Assets and through the purchase of other financial vehicles, including securities that hold, are backed by or are linked to one or more Crypto Assets (for example, exchange traded funds that hold Bitcoin), as well as through other Crypto Asset financial vehicles that are similar to and competitive with, the Trust. Market and financial conditions, as well as other conditions beyond the Sponsor’s control, may make it more attractive to invest in these other financial vehicles or to invest in Crypto Assets directly. This could limit the market for, and reduce the liquidity or value of, the Shares. In addition, to the extent other Crypto Asset financial vehicles that track the price of one or more Crypto Assets are formed, and these vehicles represent a significant proportion of the demand for any particular Crypto Asset, large purchases or redemptions of the securities of such Crypto Asset financial vehicles could negatively affect the relevant Crypto Asset reference rates, the relevant Crypto Asset holdings, the price of the Shares, the NAV and the NAV Per Share. Any of these situations could have a negative impact on the price of Portfolio Crypto Assets or adversely affect the value of the Shares.

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
•
A "Sybil attack" occurs when a single entity or a concentrated number of entities attempt to gain a larger influence on the Blockchain by creating multiple identities (or Sybil identities) that appear to be unique. This puts the reputation of the Blockchain at risk. A Blockchain's failure to be Sybil-resistant can lead to 51% attacks.
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

Additionally, crypto Mining entities may encounter financial difficult and have to cease or curtail operations, which could result in a reduction of the “hash power” dedicated to mining a particular Crypto Asset, which could reduce that asset’s security and potentially reduce the price of related Crypto Assets.

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

Many Blockchains face significant scaling challenges due to the fact that public Blockchains generally face a tradeoff regarding security and scalability. One means through which public Blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given Blockchain is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given Blockchain is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a Blockchain may be limited in the number of transactions it can process by the capabilities of each single fully participating node, and in an effort to increase the volume of transactions that can be processed on a given Blockchain, many Blockchains are being upgraded with various features to increase the speed and throughput of Crypto Asset transactions.

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

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the Crypto Asset exchange markets. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm the Trust’s operations or result in loss of the Trust’s Crypto Assets. Any breach of the Sponsor’s infrastructure could result in damage to its reputation which could adversely affect an investment in the Trust. Furthermore, as the Trust’s assets grow, it may become a more appealing target for security threats such as hackers and malware.

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

Prices of Crypto Assets have fluctuated widely for a variety of reasons including uncertainties in government regulation and may continue to experience significant price fluctuations. Since the inception of the Trust, volatility has had a significant impact on the fair market value of the Portfolio Crypto Assets, to date resulting in a large positive change in the Trust’s net realized and unrealized gain on investment in Crypto Assets, but also periods of significant negative changes. For example, the average price of Bitcoin, the Trust’s primary Portfolio Crypto Asset, increased from an average of $8,119.40 a Bitcoin during the period from November 22, 2017 (the inception of the Trust) to December 31, 2018 to an average of $11,107.74 a Bitcoin during the period from January 1, 2020 to December 31, 2020 to an average of $47,422.06 a Bitcoin during the period from January 1, 2021 to December 31, 2021 to an average of $28,197.75 per Bitcoin during the period from January 1, 2022 to December 31, 2022 to an average of $28,836.24 per Bitcoin during the period from January 1, 2023 to December 31, 2023. There can be no assurance, however, that ongoing volatility will continue to positively impact the value of the Portfolio Crypto Assets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Portfolio Crypto Asset Prices.”

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
•
Decreased confidence in Crypto Asset exchanges due to the unregulated nature and lack of transparency surrounding the operations of Crypto Asset exchanges; and
•
The failure or bankruptcy of infrastructure providers to the Crypto Asset ecosystem, including miners, banks, trading firms, prime brokerages, lending firms and other service providers.

If Crypto Asset markets continue to be subject to sharp fluctuations, Shareholders may experience losses as the value of the Trust’s investments declines. Even if Shareholders are able to hold their Shares in the Trust for the long-term, their Shares may never generate a profit, since Crypto Asset markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations. In addition, Shareholders should be aware that there is no assurance that Crypto Assets will maintain their long-term value in terms of future purchasing power.

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

By some comparisons, the market for Crypto Assets, by trade volume, is very shallow. Many coins may also be hoarded by a few owners. Ownership concentration can be high, which creates greater market liquidity risk as large blocks of Crypto Assets are difficult to sell in a timely and market-efficient manner and well-connected customers can gain preferential treatment in order execution. The daily trade volume of Crypto Assets is a fraction of the total Crypto Assets mined. The lack of a robust and regulated derivatives market for most Crypto Assets means that market participants do not have a broad basket of tools at their disposal, making hedging difficult.

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

Some Crypto Assets are built on existing third-party Blockchains and are partly dependent on the effectiveness and success of such Blockchains, as well as the success of other Blockchain and decentralized data storage systems that are being used by the issuer of the Crypto Assets. There is no guarantee that any of these systems or their sponsors will continue to exist or be successful. This could lead to disruptions in the operations of the Trust and could negatively affect the Shares.

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

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. The price of a Crypto Asset is determined primarily using data from various currency exchanges, over-the-counter markets, and derivative platforms. Momentum pricing of Crypto Assets has resulted, and may continue to result, in speculation regarding future appreciation in the value of Crypto Assets, thereby inflating and making the price of such Crypto Assets more volatile. Crypto Assets that lead the market are subject to even more speculation. Generally, the Trust tracks the Index and therefore largely invests in the top 10 Crypto Assets in the Crypto Asset market and therefore is susceptible to increased price fluctuations in part from momentum pricing.

The Sponsor is solely responsible for determining the value of Portfolio and Shares in accordance with the Trust Agreement, and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor will determine the value of the Trust’s assets and Share price in accordance with the terms of Article 6 of the Trust Agreement. The Sponsor has not engaged a third-party calculation agent. The Sponsor calculates the price and sends it to Theorem Trust Fund Services LLC which then uses that information to calculate the NAV. The NAV of the Trust is calculated by summing the assets and liabilities and the NAV Per Share is calculated by dividing the total NAV by the shares outstanding. To the extent that these calculations are not made correctly, the Sponsor may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

The value of the Trust’s Crypto Assets is dependent, directly or indirectly, on prices established by Crypto Asset exchanges and other Crypto Asset trading venues, which are new and, in most cases, largely unregulated.

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

The failure, closure or manipulation of Crypto Asset exchanges could adversely affect an investment in the Trust.

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

Many Crypto Asset networks operate using open-source protocols, meaning that any user can download the software, modify it and then propose that the users, Validators and Miners of the Crypto Asset adopt the modification. When a modification is introduced and a substantial majority of users, Validators and Miners consent to the modification, the change is implemented, and the network remains uninterrupted. However, if less than a substantial majority of users and Miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be a Hard Fork, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the Crypto Asset running in parallel, yet lacking interchangeability.

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

Banks may be reluctant to provide banking services, or may cut off banking services, to businesses that provide Crypto Asset-related services or that accept Crypto Assets as payment.

A number of companies that provide Crypto Asset-related services have found it difficult to find banks that are willing to provide them with bank accounts and banking services. Similarly, a number of such companies have had their existing bank accounts closed by their banks. Banks may refuse to provide bank accounts and other banking services to Crypto Asset-related companies or companies that accept Crypto Assets for a number of reasons, such as perceived compliance risks or costs. If the Sponsor or the Trust is unable to secure bank accounts or banking services, it could have a material adverse effect on the Sponsor’s ability to manage the Trust and the ability of the Trust to continue operations.

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

As relatively new technologies and products, Blockchain networks and their native Crypto Assets have only recently become selectively accepted as a means of payment for goods and services by certain commercial outlets, and the use of Crypto Assets by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for Crypto Asset transactions; process wire transfers to or from Crypto Asset exchanges, Crypto Asset-related companies or service providers; or maintain accounts for persons or entities transacting in Crypto Assets. Conversely, a significant portion of Crypto Asset demand is generated by speculators and investors seeking to profit from the short- or long-term holding of Crypto Assets. Price volatility undermines Crypto Assets' role as a medium of exchange as retailers are much less likely to accept it as a form of payment. Market capitalization for Crypto Assets as a medium of exchange and payment method may always be low. A lack of expansion by Crypto Assets into retail and commercial markets, or a contraction of such use, may result in increased volatility which could adversely impact an investment in the Trust.

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

Significant changes to the Ethereum network’s core functionality and security mechanisms create significant execution and security risks. It is possible that during or after these upgrades, bad actors could attack and, if successful, manipulate the Blockchain in a manner that adversely affects an investment in the Trust. For example, Ethereum moved from a PoW to a PoS consensus mechanism as part of the Ethereum community’s strategy to scale the network and reduce its energy footprint.

A Blockchain’s consensus mechanism is a core aspect of its functionality and these types of significant changes introduce material execution risk where the potentially resulting emergence of any network vulnerabilities could have a material impact on the value of ether, which could adversely impact an investment in the Trust.

In 2023, the Ethereum Network transitioned from its PoW to PoS consensus mechanism. PoS networks use a consensus mechanism that requires users to stake their ETH to become Validators. As assets are staked in the network, a hack or theft could occur resulting in stolen staked Crypto Assets. Additionally, network centralization is a risk in PoS networks, which if achieved, could potentially permit bad actors to manipulate the Blockchain in a manner that adversely affects an investment in the Trust or the ability of the Trust to operate. Additionally, a coordinated attack on node infrastructure, if successful, could take a large amount of staked ETH offline, increasing the bad actors share of outstanding ETH. Any of these attack vectors could be exploited, and additional attack vectors could be discovered and exploited in the future, resulting in a reduction in the price of ether that could adversely impact an investment in the Trust.

There is no guarantee that any of the mechanisms in place or being explored for future implementation will be effective in achieving their eventual goal, or how long these mechanisms will take to become effective, which could adversely impact the value of ether that could adversely impact an investment in the Trust.

The open-source structure of the Bitcoin network and Ethereum network protocols means that the developers of the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocols could damage the Bitcoin network and the Ethereum network and, in turn, an investment in the Trust.

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

The acceptance of Ethereum Network software patches or upgrades by a significant, but not overwhelming, percentage of the users and validators in the Ethereum Network could result in a “hard fork” in the Blockchain, resulting in the operation of two separate and incompatible networks until such time as the forked Blockchains are merged, if ever. The temporary or permanent existence of forked Blockchains could adversely impact an investment in the Trust.[2]

Ethereum is an open-source project and, although there is an influential group of contributors in the Ethereum community, there is no designated developer or group of developers who formally control the Ethereum Network. Any individual can download the Ethereum Network software and make any desired modifications, which are proposed to users and validators on the Ethereum Network through modifications typically posted to the Ethereum development forum on GitHub. A substantial majority of validators and ether users must affect those software modifications; otherwise, such validators and Ethereum users would become substantially less relevant to the overall Ethereum Network. A developer or group of developers could potentially propose a modification to the Ethereum Network that is not accepted by a vast majority of validators and users, but that is nonetheless accepted by a substantial plurality of validators and users. In such a case, and if the modification is not compatible with the dominant implementation of Ethereum Network software, a deviation or “hard fork” in the Blockchain could develop, and two separate Ethereum Networks could result, one running the pre-modification software program and the other running the modified version (i.e., a second “Ethereum Network”). An Ethereum Network fork of this kind could materially and adversely affect the perceived value of ether as reflected on one or both incompatible

Blockchains. For more information on past Ethereum forks, see the discussion regarding the DAO under the risk factor titled “Significant Ethereum Network contributors could propose amendments to the Ethereum Network’s protocols and software that, if accepted and authorized by the Ethereum Network, could adversely affect an investment in the Trust.”

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

If, at or after the time of such election, users’ and validators’ support of the selected Ethereum Network diminishes, this could adversely affect the value of the Trust’s ether and the value of an investment in the Trust.

The Value of Shares in the Trust relates directly to the value of bitcoin and ether held by the Trust, and fluctuations in the price of bitcoin and ether could adversely affect an investment in the Trust.

The value of the Shares in the Trust is directly related to the value of the amount of bitcoin and ether held by the Trust. The prices of bitcoin and ether have fluctuated widely since the Crypto Assets were introduced in 2008 and 2015, respectively. Several exchange-related factors may affect the prices of bitcoin and ether, including:

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

As a relatively new product and technology, most of the transactions of ether that settle on the Ethereum Network are related to speculative use cases. More recently, as DeFi and NFT applications gain traction, a bigger share of transactions is now related to the execution of smart contracts. Nonetheless, many such smart contracts are used for speculative purposes, such as trading across Crypto Assets or obtaining leverage against pledged collateral. If the Ethereum network fails to find use cases non-related to speculation, ether’s price volatility could remain high for a significant period of time and have an adverse impact on the Trust.

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

The Trust holds certain Portfolio Crypto Assets that utilize DeFi protocols. To date, several Blockchain networks allow for some level of staking at the option of the holder. Chainlink is a crypto application built on top of the Ethereum network which provide DeFi services through its protocols in which the holder can choose to engage, including governance, voting, staking assets, lending assets, and liquidity provision options. DeFi protocols choose to incentivize holders of the protocol’s native Crypto Asset to actively participate in the protocol by directing rewards, such as newly minted Crypto Assets, transaction fees, or other mechanisms, to the Crypto Asset holder if the Crypto Asset holder participates in certain activities. These activities can vary across protocols and may include, but are not limited to, governance voting, staking assets, lending assets or providing collateral or liquidity to the protocol.

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

The smart contracts that underlie Decentralized Finance protocols are subject to a wide range of exploitation, including both technical exploitation, which can utilize flaws in the computer code that underlies the smart contract, and economic exploitation, which can occur if network participants use the network in a way that was not expected by its designers. Such exploitation can take place even on networks that have gone through extensive security audits by specialized firms; such firms may not be able to anticipate all the potential threats such complex systems can face in the real world. Any of these issues could have a material adverse effect on a Decentralized Finance protocol’s business, operations, and financial position, which could have a negative impact on the price of the Decentralized Finance Crypto Asset. If the price of a Decentralized Finance protocol’s Crypto Asset that is included in the Index price declines, that could result in a negative impact on the Trust’s Portfolio.

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

Blockchain networks are unaware of the events that take place outside the network. As a result, blockchain networks rely on “feeds,” also called “oracles,” to execute any transactions that rely on information that is derived from sources outside of the blockchain. This includes sources such as external asset prices on the open market. Some blockchain networks build their own oracle systems, while others access networks that produce oracles in a decentralized method that allows for general access. If these oracle systems malfunction, the blockchain network may not be able to receive certain information or may receive the wrong information. This in turn could affect protocols that operate on that blockchain network, including Decentralized Finance protocols.

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

The Sponsor is responsible for determining the value of the Trust’s NAV Per Share. The Sponsor and its affiliates will use the applicable rules-based methodology to calculate and disseminate the Index on a daily basis. The composition of the Index is dependent on data from one or more third parties and/or the application of such data within the rules of the Index Methodology, which may be based on assumptions or estimates. To the extent that this is incorrectly calculated, the Sponsor may not be liable for any error and such misreporting of valuation data could adversely affect an investment in the Shares.

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

The Index tracks only the top ten Crypto Assets by market capitalization, and as more new Crypto Assets are created, this decreases the percentage of total market capitalization that the Index is tracking. The total market capitalization of Crypto Asset is equal to the sum of the market capitalization of all Crypto Assets that are in existence. If new Crypto Assets are created, the addition of new Crypto Assets to the total overall market capitalization can cause the size of any single Crypto Asset relative to the total overall market capitalization to decrease. It is possible that so many new Crypto Assets could be created, that an index that tracked the top ten Crypto Assets by each Crypto Asset's market capitalization would track a basket of assets that may together constitute only a very small percentage of the total market capitalization. If that were to occur, the Index would not be able to meet its purposes of tracking a basket of Crypto Assets that represented a majority of Crypto Assets, even if the Index was still comprised of the top ten Crypto Assets by market capitalization.

Risks Related to Trust and Portfolio Investments

Because of the holding period under Rule 144 and the lack of an ongoing redemption program for Shareholders who invest directly into the Trust (as opposed to Shareholders who acquire Shares in the public secondary trading market) there is no arbitrage mechanism to keep the price of the Shares closely linked to the value of the underlying Portfolio Crypto Assets and the Shares may trade at a substantial premium over, or substantial discount to, the value of the NAV Per Share.

Because of the holding period under Rule 144 and the lack of an ongoing redemption program for Shareholders who invest directly into the Trust, the Trust cannot rely on arbitrage opportunities resulting from differences between the price of the Shares and the price of the relevant Crypto Asset to keep the price of the Shares closely linked to the relevant Portfolio Crypto Assets. As a result, the value of the Shares may not approximate, and the Shares may trade at a substantial premium over, or discount to, the value of the Portfolio Crypto Assets held by the Trust, less the Trust’s expenses and other liabilities, on the OTCQX secondary trading market.

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

The Trust depends, in part, on the Sponsor’s ability to attract and retain key personnel. The Trust’s future also depends on the continued contributions of the executive officers and other key Bitwise personnel, each of whom would be difficult to replace. In particular, Hunter Horsley, Teddy Fusaro, Katherine Dowling, Matthew Hougan, and Hong Kim (together, the "Executives") are critical to the management of the Trust’s business and operations and the Trust’s strategic direction. The loss of the services of the Executives, or other key personnel of Bitwise or the Sponsor, and the process to replace them would involve significant time and expense and may significantly delay or prevent the achievement of the Trust’s business objectives.

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

Each Share of the Trust represents an amount of Portfolio Crypto Assets. The Trust sells Portfolio Crypto Assets to pay for the Trust's expenses. If the Trust no longer was able to replenish the amount of Portfolio Crypto Assets, the number of Portfolio Crypto Assets represented by each share of the Trust would decline, as Portfolio Crypto Assets were sold in order to pay the Trust’s expenses. This could occur because the Trust had decided to no longer take on new subscribers, so that no new Crypto Assets were being added to the Trust’s holdings. If the number of Portfolio Crypto Assets represented by each share of the Trust declined, that would have a negative effect on the Trust’s holdings.

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

The success of the Trust’s activities will be affected by general economic and market conditions, such as interest rates, availability of credit, credit defaults, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation of the Trust’s investments), trade barriers, currency exchange controls, and national and international political circumstances (including hostilities or the perception that hostilities may be imminent, military conflict and acts of war, including an escalation of the situation in the Middle East or Ukraine and related responses, including sanctions or other restrictive actions, by the United States and/or other countries, terrorism or security operations). These factors may affect, among other things, the level and volatility of Crypto Asset prices and the availability of certain Crypto Assets and investments. Volatility or illiquidity could impair the Trust’s profitability or result in losses. The Trust’s trading positions can be materially adversely affected by the level of volatility in the financial markets—the larger the positions, the greater the potential for loss.

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

While the Committee engages in a limited risk-based assessment of Crypto Assets when determining which Crypto Assets to include in the Index, such assessment does not preclude legal or regulatory action based on the presence of a security. Such risk-based assessment includes an evaluation of: 1) public information to determine if the SEC, any other US regulatory agency or any court has made any statements regarding the Crypto Asset, 2) public information regarding how the Crypto Asset markets view the Crypto Asset, including whether the Crypto Asset has been listed on entities such as Coinbase or other US exchanges that would have had access to a reasonable amount of information when making their determinations to list the Crypto Asset, 3) public information to undertake reasonable diligence into the structure and technology of the Crypto Asset, including reviewing the Crypto Asset’s whitepaper if available and speaking with the sponsor of the Crypto Asset, and 4) any other information gained from reputable sources that may impact the Committee’s view of the Crypto Asset. The Committee does not engage in legal analysis of any Crypto Assets or perform any analysis of Crypto Assets based upon any legal standards.

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

Crypto Asset networks, Blockchain technologies, and Crypto Asset and token offerings also face an uncertain regulatory landscape in many foreign jurisdictions, including (among others) the European Union, China and Russia. Various foreign jurisdictions may, in the future, adopt laws, regulations or directives that affect the Portfolio Crypto Assets and the value of the Shares. The effect of any future regulatory change is impossible to predict, but any change could be substantial and materially adverse to the adoption and value of the Portfolio Crypto Assets and the Shares. For example, China has historically been the world’s largest producer of Bitcoin and has housed the large majority of the world’s crypto asset mining power (some observers estimate that China produced as high as 80% of the world’s crypto asset mining power at certain points in time). In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading. In September 2021, Chinese regulators instituted a blanket ban on all crypto mining and transactions, including overseas crypto exchange services taking place in China, effectively making all crypto-related activities illegal in China. In January 2022, the Central Bank of Russia called for a ban on cryptocurrency activities ranging from mining to trading. We cannot quantify the effects of these regulatory actions on our industry as a whole. If further regulation follows, it is possible that our industry may not be able to cope with the sudden and extreme loss of mining power.

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

The Sponsor and the Trust believe that the Trust is not a money transmitter or money services business. If it is deemed to be a money transmitter and/or money services business, the Trust would be subject to significant additional regulation and costs. This could lead to significant changes with respect to operations of the Trust, and suspensions of operations. It could also lead to a decrease in the value of the Shares.

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

Further, the Trust may be required to disclose confidential information relating to the Trust, the Trust’s investments, the Trust’s financial results and the Trust’s Shareholders to third parties that may request such information if and to the extent required by federal, state or local law or regulation or the laws or regulations of any other jurisdiction applicable to the Trust or any of the Trust’s Shareholders, including any Shareholders who are public agencies or governmental bodies. There can be no assurance that such information will not be disclosed either publicly or to regulators, or otherwise. In addition, in order to comply with regulations and policies to which the Trust, the Sponsor or service providers (including financial institutions) are or may become subject, or to satisfy regulatory or other requirements in connection with transactions, the Trust or the Sponsor may be required to disclose information about Shareholders, including their identities. Such disclosure obligations may adversely affect certain Shareholders, particularly Shareholders who are not otherwise subject to public disclosure of information relating to the private holdings of funds in which they invest.

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

To the extent that the activities of the Trust cause it to be deemed a “money services business,” particularly a “money transmitter,” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, the Trust may be required to comply with FinCEN regulations, including those that would mandate the Trust register as a money services business, implement an anti-money laundering program, make certain reports to FinCEN, and maintain certain records. Such additional regulatory obligations may cause the Trust to incur Extraordinary Expenses, possibly affecting an investment in the Shares in a material and adverse manner. Additionally, certain states require a virtual currency business (or its equivalent) to register at the state level as a money transmitter (or its equivalent), and/or as a virtual currency business (or its equivalent). Similarly, the activities of the Trust or the Sponsor may require it to be licensed at the state level as a money transmitter (or its equivalent) and/or as a virtual currency business (or its equivalent), such as under New York's Department of Financial Services’ BitLicense regulatory regime.

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

We may also be subject to a variety of foreign laws and regulations that involve matters central to our business. These could include, for example, regulations related to privacy, Blockchain technology, data protection, and intellectual property, among others. In certain cases, foreign laws may be more restrictive than those in the United States. Although we believe we are operating in compliance with the laws of jurisdictions in which we operate, foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. As a result, Crypto Asset networks, Blockchain technologies, and Crypto Asset and token offerings such as those we are involved in face an uncertain regulatory landscape in many foreign jurisdictions, including but not limited to the European Union, China and Russia. Other foreign jurisdictions may also, in the near future, adopt laws, regulations or directives that affect Portfolio Crypto Assets and the Shares.

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

It is anticipated that the Trust will be classified as a partnership for U.S. federal income tax purposes. Each Shareholder must take into account its allocable share of the partnership items of the Trust. The Trust, like all entities classified as partnerships for federal tax purposes, is subject to a risk of audit by the Internal Revenue Service (“Service”). Any adjustments made to the Trust’s information returns produced by such an audit might result in adjustments to the Shareholder’s tax returns, with respect not only to items related to the Trust, but also to unrelated items. Furthermore, federal, state and local tax laws are subject to change, and Shareholders could incur substantial tax liabilities as a result of changes thereto. Finally, various aspects of income taxation, including federal, state and local taxation and the alternative minimum tax, produce tax effects that can vary based on each taxpayer’s particular circumstances. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations.”

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

We intend to continue to prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our Shares on a weekly basis, instead of on the basis of the date a particular Share is transferred. The use of this proration method may not be permitted under existing Treasury regulations that provide for semi-monthly and monthly simplifying conventions and do not specifically authorize the use of the proration method we will adopt. If the Service were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our Shareholders. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations—Entity Classification and Partnership Taxation—Allocations Between Transferors and Transferees” and “Item 1. Business—Certain U.S. Federal Income Tax Considerations” for additional discussion regarding tax considerations generally.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity

Risk Management and Strategy

The Trust’s cybersecurity risk management is established and governed by the Sponsor. The Sponsor determines and implements appropriate risk management processes and strategies as it relates to cybersecurity for the Trust and the Trust relies on the Sponsor for assessing, identifying and managing material risks to the Trust’s business from cybersecurity threats. The Sponsor’s cybersecurity policies and practices are set out in the Sponsor’s compliance manual and are reviewed on an annual basis. In addition, all officers of the Sponsor and all employees of Bitwise receive annual compliance training and annual cybersecurity training. Attendance at the annual cybersecurity training and the annual compliance training is tracked and recorded.

The Sponsor engages a selection of third-party security experts ("Experts") to assist its internal legal, compliance and engineering personnel in developing, implementing and testing its cybersecurity policies and procedures.The Experts assist in performing assessments, penetration tests and reviewed areas of potential vulnerability. In addition, the Experts work with the Sponsor to conduct cybersecurity training, exercises and quarterly internal phishing tests. The Sponsor uses the findings of such exercises and campaigns to improve its practices, procedures, and technologies. The Sponsor also engages the Experts to support its cybersecurity threat and incident response management and maintains information security risk insurance coverage.

The Sponsor conducts due diligence on the Experts and all third-party service providers both at the beginning of any contractual relationship and on an ongoing, periodic basis. The Sponsor reviews a selection of all of its service providers on an annual basis, with specific emphasis on any service providers deemed to be high risk and utilizes external compliance partners to assist with this review. As part of this review, the Sponsor tracks any identified deficiencies and requires that its third-party service providers have in place appropriate technical and organizational security measures and security-control principles based on recognized cybersecurity standards. The Sponsor also obtains contractual assurances from third-party service providers relating to their security responsibilities, controls, reporting, and roles and responsibilities as it pertains to cybersecurity incident response policies and notification requirements.

While neither the Sponsor nor the Trust has experienced a material cybersecurity incident, cybersecurity threat risks may materially affect either the Sponsor or the Trust, including the Trust’s business strategy, results of operations or financial condition. For further discussion of the risks the Trust faces from cybersecurity threats, see “Item 1A. Risk Factors--The Trust is subject to the risk of cybercrime and security breaches and incidents.”

Governance

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates. As a result, Katherine Dowling, the General Counsel, Chief Compliance Officer and Vice President of the Sponsor, is responsible for assessing and overseeing the Sponsor’s and the Trust’s cybersecurity risks and providing direction and oversight for risk mitigation action, in conjunction with Hong Kim, the Chief Technology Officer of Bitwise. Ms. Dowling has served as a Chief Compliance Officer at various companies since 2015 and has more than ten years of experience as an Assistant U.S. Attorney, most recently in the Economic Crimes Unit of the U.S. Attorney's Office for the Northern District of California. Ms. Dowling receives periodic reports from the Experts, outside legal representatives and members of the Sponsor’s Legal and Compliance team who take part in cybersecurity review, implementation and testing. Mr. Kim graduated from the University of Pennslyvania with a Bachelor of Science in Computer Science, and, prior to Bitwise, worked on Google's backend infrastructure for Google Drive and worked in software security for the South Korean military.

Bitwise, the parent of the Sponsor, has a board of directors that is ultimately responsible for managing and directing the affairs of the Sponsor, including maintaining oversight of risks from cybersecurity threats. Mr. Kim serves on the Bitwise board of directors. Ms. Dowling serves as the General Counsel and Chief Compliance Officer of Bitwise and therefore is able to report directly to Bitwise’s board of directors regarding cybersecurity risks to the Trust and the Sponsor.

Item 2. Properties.

Principal Offices

The Trust is a passive entity with no operations, and the Sponsor administers and manages the Trust as described under “Item 1. Business—Description of the Trust Agreement.” The principal office of the Sponsor is located at 250 Montgomery Street, Suite 200, San Francisco, CA 94104. The lease expires on March 1, 2027.

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

Shareholder Information

As of December 31, 2023, the Trust had unlimited Shares authorized. The following table shows the number of Shares outstanding as of the specified dates:

	December 31, 2023	December 31, 2022
(i) Number of Shares authorized	Unlimited	Unlimited
(ii) Number of Shares outstanding*	20,241,947	20,241,947
(iii) Number of Shares freely tradable (public float)[1]	20,163,453	20,162,433
(iv) Number of beneficial owners owning at least 100 Shares	411	458
(v) Number of holders of record	542	593

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

Dividends

The Trust has never declared or paid any cash dividends nor does it expect to declare or pay any cash dividends in the foreseeable future.

Transfer Agent

The Trust’s Transfer Agent is Equiniti Trust Company, LLC, formally American Stock Transfer & Trust Company, LLC (the “Transfer Agent” or “AST”). The Transfer Agent’s address is 6201 15th Street, Brooklyn, NY 11219, and its telephone number is (877) 814-9687. AST is registered as a transfer agent with the Securities and Exchange Commission and with the New York Department of Financial Services.

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

Period	Shares Offered	Shares Sold[1]	Number of Purchasers	Avg. Price Per Share[1]	High Price Per Share[1]	Date	Low Price Per Share[1]	Date
January 1, 2023 to March 31, 2023	Unlimited	—	—	—	—	—	—	—
April 1, 2023 to June 30, 2023	Unlimited	—	—	—	—	—	—	—
July 1, 2023 to September 30, 2023	Unlimited	—	—	—	—	—	—	—
October 1, 2023 to December 31, 2023	Unlimited	—	—	—	—	—	—	—

1 The Shares Sold and Price Per Share numbers presented have been adjusted to reflect an approximately 10:1 stock split that occurred on May 1, 2020 in connection with the conversion of the Trust from a Delaware limited liability company to a Delaware statutory trust.

Repurchases

There were no purchases during the year ended December 31, 2023.

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

The Trust’s principal investment objective is to invest in a Portfolio of Crypto Assets that tracks the Index as closely as possible with certain exceptions determined by the Sponsor in its sole discretion, as described more fully in the section “Item 1. Business—Business of the Trust.” In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, Airdrops, Emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent. The Trust believes that it has met its principal investment objective. As of December 31, 2023, there was a correlation of 99.99% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“NAV”) of the shares, and the market price may at times be significantly above or below the shares’ NAV. The NAV of the Trust is calculated by summing the assets and liabilities and the NAV Per Share is calculated by dividing the total NAV by the shares outstanding. However, the Trust believes that any such deviation does not affect the Trust’s principal investment objective, as the Trust does not maintain or promote any business objectives related to the market trading price of its shares. Furthermore, under Regulation M, the Trust as issuer of the Shares is not permitted to take any actions that would seek to reconcile the NAV of the Shares and the market price of the Shares, and the Trust would not undertake business objectives that it was legally restricted from achieving.

The Trust and the Sponsor have entered into a limited, non-exclusive, revocable license agreement with Bitwise Index Services, LLC (the “Index Provider”), an affiliate of the Trust that is controlled by the same parent entity as the Sponsor, at no cost to the Trust or the Sponsor allowing the Trust to use the Index as the benchmark index for the Trust (the “License Agreement”).

Results of Operations

Financial Information for the Year Ended December 31, 2023 and the Year Ended December 31, 2022

The following table sets forth statements of operations data for the years ended December 31, 2023 and 2022.

	2023	2022
Income
Other income	$68,436	$—
Total Income	68,436	—
Expenses
Management fees	$12,857,555	$13,411,511
Transaction and other fees	3,052	1,706
Total Expenses	12,860,607	13,413,217
Net Investment gain (loss)	(12,792,171)	(13,413,217)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from crypto assets	(23,155,952)	(16,022,388)
Net change in unrealized appreciation (depreciation) from crypto assets	428,897,764	(636,945,558)
Net realized and change in unrealized gain (loss) on investments	405,741,812	(652,967,946)
Net increase (decrease) in Net Assets resulting from operations	$392,949,641	$(666,381,163)

Comparison of the years ended December 31, 2023 and 2022

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

Management fees for the year ended December 31, 2023 was $12,857,555 compared to management fee for the year ended December 31, 2022 of $13,411,511. This change was due to an increase in the Trust’s net asset value due to an decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedule of Investments” below).

Net realized gain (loss) from Crypto Assets

Net realized gain (loss) from Crypto Assets for the year ended December 31, 2023 was ($23,155,952) compared to net realized gain (loss) from Crypto Assets for the year ended December 31, 2022 of ($16,022,388). This change was due to transactions and fluctuations in the value of the Portfolio Crypto Assets.

Net change in unrealized appreciation (depreciation) from Crypto Assets

Net change in unrealized appreciation (depreciation) from Crypto Assets for the year ended December 31, 2023 was $428,897,764 compared to net change in unrealized appreciation (depreciation) from Crypto Assets for the year ended December 31, 2022 of ($636,945,558). The primary factor for the change was an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedule of Investments” below).

Net increase (decrease) in Net Assets resulting from operations

The Trust’s net increase (decrease) in Net Assets resulting from operations for the twelve-month period ended December 31, 2023 was $392,949,641 compared to net increase (decrease) in Net Assets resulting from operations of ($666,381,163) as of December 31, 2022. The primary factor for the change was a increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedule of Investments” below).

Financial Information for the Year Ended December 31, 2022 and the Year Ended December 31, 2021

The following table sets forth statements of operations data for the years ended December 31, 2022 and 2021.

	2022	2021
Income
Other income	$—	$—
Total Income	—	—
Expenses
Management fees	13,411,511	23,059,156
Transaction and other fees	1,706	3,919
Total Expenses	13,413,217	23,063,075
Net Investment gain (loss)	(13,413,217)	(23,063,075)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from crypto assets	(16,022,388)	(9,558,990)
Net change in unrealized appreciation (depreciation) from crypto assets	(636,945,558)	449,410,634
Net realized and change in unrealized on investments	(652,967,946)	439,851,644
Net increase (decrease) in Net Assets resulting from operations	$(666,381,163)	$416,788,569

Comparison of the years ended December 31, 2022 and 2021

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

Management fees for the year ended December 31, 2022 was $13,411,511 compared to management fees for the year ended December 31, 2021 of $23,059,156. This change was due to an increase in the Trust’s net asset value due to an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedules of Investments” below) and new Shareholder subscriptions.

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

Net increase (decrease) in Net Assets resulting from operations

The Trust’s net increase (decrease) in Net Assets resulting from operations for the twelve-month period ended December 31, 2022 was ($666,381,163) compared to net increase (decrease) in Net Assets resulting from operations of $416,788,569 as of December 31, 2021. The primary factor that impacted 2022 net income compared to 2021 net income was a significant change in net realized and change in unrealized gain (loss) on investments from a net loss of $652,967,946 in 2022 to a net gain of $439,851,644 in 2021. The primary factors for the change were a decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedules of Investments” below) and new Shareholder subscriptions.

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

For the period January 1, 2023 to December 31, 2023, the Trust accepted no In-Kind Investments from Shareholders. For the year ended December 31, 2022, the Trust accepted no In-Kind Investments from Shareholders. For the year ended December 31, 2021, the Trust accepted In-Kind Investments from Shareholders of $95,459,698. The Trust valued in-kind contributions to the Trust using the same valuation methodology that it uses to calculate the Trust’s NAV on the day of the subscription. A contribution in-kind was valued, in dollar terms, using the same prices for each Crypto Asset that are used to value the assets in the Trust on that day, and that value is divided by the Trust’s per-share NAV as calculated on that day in order to calculate the number of Shares purchased by the Subscriber in the transaction. The Trust did not make any in-kind distributions or liquidated a Shareholder’s pro-rata distribution in order to reduce additional regulatory costs of the Shareholders for any period presented.

For the period January 1, 2023 to December 31, 2023, the Trust accepted no In-Kind Investments from Shareholders. For the period January 1, 2022 to December 31, 2022, the Trust accepted no In-Kind Investments from Shareholders. For the period January 1, 2021 to December 31, 2021, the Trust accepted In-Kind Investments from Shareholders of $95,459,698. During the period, the Trust issued 2,823,504 Shares in exchange for 2,069.84 Bitcoin, 12,599.54 Ether, 200 LINK, and 132 UNI.

Capital Resources and Liquidity

The Trust generally holds only a very small cash balance, and is otherwise fully invested in order to maintain its investment objective of tracking the Index. When selling Portfolio Crypto Assets to pay the Management Fee, the Sponsor endeavors to sell an exact amount of Portfolio Crypto Assets needed in order to pay such expenses in order to minimize the Trust’s holdings of assets other than Portfolio Crypto Assets. As a consequence, the Sponsor expects the Trust will typically have a very small cash balance at the end of each reporting period. Cash may also be held in the Trust after a Subscription from a Shareholder is funded (or sent to the Trust’s bank account) but not yet invested in Portfolio Crypto Assets, or after a redemption from a redeeming Shareholder had been processed (e.g., by raising cash through the sale of Portfolio Crypto Assets) but not yet paid to the redeeming Shareholder.

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

Value of Portfolio Crypto Assets

As described above in “Item 1A. Risk Factors—Risks Related to Crypto Assets —The value of the Trust’s Crypto Assets is dependent, directly or indirectly, on prices established by Crypto Asset exchanges and other Crypto Asset trading venues, which are new and, in most cases, largely unregulated” and “Item 1. Business—Overview of the Crypto Asset Industry,” the prices of the various Portfolio Crypto Assets held by the Trust are subject to extreme volatility. This volatility had a significant impact on the value of the Portfolio Crypto Assets as of the year-ended December 31, 2023 compared to year-ended December 31, 2022 and year-ended December 31, 2021.

As shown below in “—Schedules of Investments,” aside from the change in value of Portfolio Crypto Assets, the decrease in total investments in Crypto Assets from January 1, 2023 to December 31, 2023 was due primarily to a decrease of approximately 821.93 units of Bitcoin and a decrease of approximately 6,799.91 units of Ethereum, in addition to the number of units invested in the additional Crypto Assets that comprise the Portfolio Crypto Assets, purchased in connection with Shareholder subscriptions for Shares, partially offset by the sale of various Portfolio Crypto Assets to pay the Management Fee.

The decrease in total investments in Crypto Assets from January 1, 2022 to December 31, 2022 was due primarily to a decrease of approximately 655.68 units of Bitcoin and a decrease of approximately 4,212.88 units of Ethereum, in addition to the number of units invested in the additional Crypto Assets that comprise the Portfolio Crypto Assets, purchased in connection with Shareholder subscriptions for Shares, partially offset by the sale of various Portfolio Crypto Assets to pay the Management Fee.

Shareholder Subscriptions and Redemptions1

During the period from January 1, 2023 to December 31, 2023, there were no Shareholder subscriptions or redemptions. As a result, the Shares outstanding remained 20,241,947 as of December 31, 2023.

During the period from January 1, 2022 to December 31, 2022, there were no Shareholder subscriptions or redemptions. As a result, the Shares outstanding remained 20,241,947 as of December 31, 2022.

During the period from January 1, 2021 to December 31, 2021, Shareholders subscribed for approximately 5,109,707 Shares with an average net asset value as of December 31, 2021 of $48.14. During the same period, Shareholders did not redeem any Shares. As a result, there were approximately 20,241,947 Shares outstanding as of December 31, 2021.

From January 1, 2023 to December 31, 2023, the Trust took in no subscriptions or redemptions. From January 1, 2022 to December 31, 2022, the Trust took in no subscriptions or redemptions. From January 1, 2021 to December 31, 2021, the Trust took in $184,508,655 of subscriptions.

1 The Share and average net asset value numbers presented in this section have been adjusted to reflect an approximately 10:1 stock split that occurred on May 1, 2020 in connection with the conversion of the Trust from a Delaware limited liability company to a Delaware statutory trust.

Schedules of Investments

The following provides details on the Portfolio Crypto Assets that comprise the Trust’s assets.

Fiscal Year 2023

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2023	11,819.9707	$195,753,017
Purchases	20.5358	610,300
Sales	(842.4636)	(24,902,079)
Net realized gain (loss) on investment	—	(2,603,484)
Net change in unrealized appreciation (depreciation) on investment	—	293,218,308
Balance at December 31, 2023	10,998.0429	$462,076,062

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2023	74,021.6567	$88,589,859
Purchases	557.8226	1,028,557
Sales	(7,357.7350)	(13,782,315)
Net realized gain (loss) on investment	—	3,976,791
Net change in unrealized appreciation (depreciation) on investment	—	75,110,373
Balance at December 31, 2023	67,221.7443	$154,923,265

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2023	225,537.2136	$2,223,797
Purchases	29,487.6682	831,018
Sales	(15,148.5137)	(367,563)
Net realized gain (loss) on investment	—	(2,012,895)
Net change in unrealized appreciation (depreciation) on investment	—	24,469,484
Balance at December 31, 2023	239,876.3681	$25,143,841

	Ripple (XRP)
	Units	Fair Value
Balance at January 1, 2023	—	$—
Purchases	30,827,319.0476	22,024,490
Sales	(502,492.4040)	(300,039)
Net realized gain (loss) on investment	—	(61,756)
Net change in unrealized appreciation (depreciation) on investment	—	(2,837,043)
Balance at December 31, 2023	30,324,826.6436	$18,825,652

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2023	21,522,897.0117	$5,283,871
Purchases	450,981.2834	155,001
Sales	(2,196,517.5281)	(699,362)
Net realized gain (loss) on investment	—	(2,244,191)
Net change in unrealized appreciation (depreciation) on investment	—	9,448,229
Balance at December 31, 2023	19,777,360.7670	$11,943,548

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2023	191,304.3666	$2,083,305
Purchases	210,881.9742	4,436,602
Sales	(206,622.2642)	(1,908,090)
Net realized gain (loss) on investment	—	(17,184,235)
Net change in unrealized appreciation (depreciation) on investment	—	20,432,138
Balance at December 31, 2023	195,564.0766	$7,859,720

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2023	728,522.0272	$3,151,586
Purchases	68,667.8122	368,628
Sales	(65,170.1306)	(353,741)
Net realized gain (loss) on investment	—	(931,830)
Net change in unrealized appreciation (depreciation) on investment	—	3,798,663
Balance at December 31, 2023	732,019.7088	$6,033,306

	Polygon (MATIC)
	Units	Fair Value
Balance at January 1, 2023	5,364,647.6643	$4,063,721
Purchases	261,220.9012	280,000
Sales	(368,674.1537)	(258,068)
Net realized gain (loss) on investment	—	(435,629)
Net change in unrealized appreciation (depreciation) on investment	—	1,464,175
Balance at December 31, 2023	5,257,194.4118	$5,114,199

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2023	301,859.6002	$1,646,342
Purchases	631,509.3182	4,973,461
Sales	(623,839.6139)	(4,565,192)
Net realized gain (loss) on investment	—	(218,518)
Net change in unrealized appreciation (depreciation) on investment	—	2,967,802
Balance at December 31, 2023	309,529.3045	$4,803,895

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2023	44,176.0683	$3,012,808
Purchases	—	—
Sales	(2,872.4970)	(239,740)
Net realized gain (loss) on investment	—	81,508
Net change in unrealized appreciation (depreciation) on investment	—	220,888
Balance at December 31, 2023	41,303.5713	$3,075,464

	Bitcoin Cash (BCH)
	Units	Fair Value
Balance at January 1, 2023	—	$—
Purchases	11,126.1639	2,640,379
Sales	(11,126.1639)	(2,433,848)

Net realized gain (loss) on investment	—	(206,531)
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at December 31, 2023	—	$—

	Cosmos (ATOM)
	Units	Fair Value
Balance at January 1, 2023	—	$—
Purchases	178,366.2493	2,395,000
Sales	(178,366.2493)	(1,975,406)
Net realized gain (loss) on investment	—	(419,594)
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at December 31, 2023	—	$—

	Flare (FLR)
	Units	Fair Value
Balance at January 1, 2023	—	$—
Purchases *	1,953,075.1500	68,436
Sales *	(1,953,075.1500)	(66,645)
Net realized gain (loss) on investment	—	(1,791)
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at December 31, 2023	—	$—

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2023	462,947.3743	$2,343,903
Purchases	—	—
Sales	(462,947.3743)	(2,054,591)
Net realized gain (loss) on investment	—	(894,060)
Net change in unrealized appreciation (depreciation) on investment	—	604,748
Balance at December 31, 2023	—	$—

As of December 31, 2023, Bitcoin represented 66.03% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 22.14%, while the remaining 11.83% of the Portfolio Crypto Assets were comprised of Solana, Ripple, Cardano, Avalanche, Polkadot, Polygon, Chainlink, and Litecoin.

* The 2023 purchases and sales of Flare were related to an Airdrop the Fund received in April 2023. Please see Footnote 2, Significant Accounting Policies, Calculation of Valuation of the Audited Financial Statements for further details regarding the Airdrop.

Fiscal Year 2022

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2022	12,475.6558	$572,231,636
Purchases	34.6029	990,512
Sales	(690.2880)	(19,705,319)
Net realized gain (loss) on investment	—	(4,078,605)
Net change in unrealized appreciation (depreciation) on investment	—	(353,685,207)
Balance at December 31, 2022	11,819.9707	$195,753,017

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2022	78,234.5412	$285,145,344
Purchases	189.5821	592,000
Sales	(4,402.4666)	(10,335,265)
Net realized gain (loss) on investment	—	4,066,734
Net change in unrealized appreciation (depreciation) on investment	—	(190,878,954)
Balance at December 31, 2022	74,021.6567	$88,589,859

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2022	22,428,062.5169	$28,941,172
Purchases	1,696,988.1502	891,000
Sales	(2,602,153.6554)	(2,161,992)
Net realized gain (loss) on investment	—	(1,796,053)
Net change in unrealized appreciation (depreciation) on investment	—	(20,590,256)
Balance at December 31, 2022	21,522,897.0117	$5,283,871

	Polygon (MATIC)
	Units	Fair Value
Balance at January 1, 2022	4,647,380.3452	$11,418,613
Purchases	1,248,948.7864	928,000
Sales	(531,681.4673)	(731,987)
Net realized gain (loss) on investment	—	(269,155)
Net change in unrealized appreciation (depreciation) on investment	—	(7,281,750)
Balance at December 31, 2022	5,364,647.6643	$4,063,721

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2022	—	$—
Purchases	729,988.6299	13,681,210
Sales	(1,466.6027)	(3,000)
Net realized gain (loss) on investment	—	(28,741)
Net change in unrealized appreciation (depreciation) on investment	—	(10,497,883)
Balance at December 31, 2022	728,522.0272	$3,151,586

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2022	46,487.4378	$6,697,910
Purchases	44,535.1923	2,454,000
Sales	(46,846.5618)	(2,627,251)
Net realized gain (loss) on investment	—	(1,456,030)

Net change in unrealized appreciation (depreciation) on investment	—	(2,055,821)
Balance at December 31, 2022	44,176.0683	$3,012,808

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2022	30,776.6772	$517,971
Purchases	762,328.4151	4,457,500
Sales	(330,157.7180)	(2,295,460)
Net realized gain (loss) on investment	—	65,795
Net change in unrealized appreciation (depreciation) on investment	—	(401,903)
Balance at December 31, 2022	462,947.3743	$2,343,903

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2022	204,175.6196	$34,352,548
Purchases	22,977.2473	1,487,000
Sales	(1,615.6533)	(158,889)
Net realized gain (loss) on investment	—	(178,007)
Net change in unrealized appreciation (depreciation) on investment	—	(33,278,855)
Balance at December 31, 2022	225,537.2136	$2,223,797

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2022	4,851.3970	$519,342
Purchases	187,642.4472	18,469,834
Sales	(1,189.4776)	(59,137)
Net realized gain (loss) on investment	—	(72,974)
Net change in unrealized appreciation (depreciation) on investment	—	(16,773,760)
Balance at December 31, 2022	191,304.3666	$2,083,305

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2022	314,935.5479	$6,005,821
Purchases	318,812.7686	2,432,000
Sales	(331,888.7163)	(2,759,845)
Net realized gain (loss) on investment	—	(1,795,264)
Net change in unrealized appreciation (depreciation) on investment	—	(2,236,370)
Balance at December 31, 2022	301,859.6002	$1,646,342

	Cosmos (ATOM)
	Units	Fair Value
Balance at January 1, 2022	—	$—
Purchases	380,045.6466	7,888,000
Sales	(380,045.6466)	(4,071,292)
Net realized gain (loss) on investment	—	(3,816,708)
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at December 31, 2022	—	—

	Bitcoin Cash (BCH)

	Units	Fair Value
Balance at January 1, 2022	12,742.5405	$5,359,895
Purchases	11,811.2543	$2,358,003
Sales	(24,553.7948)	$(4,806,221)
Net realized gain (loss) on investment	—	$(2,546,813)
Net change in unrealized appreciation (depreciation) on investment	—	$(364,864)
Balance at December 31, 2022	—	$—

	Algorand (ALGO)
	Units	Fair Value
Balance at January 1, 2022	4,208,152.1524	$6,924,935
Purchases	12,540.2936	—
Sales	(4,220,692.4460)	(3,908,361)
Net realized gain (loss) on investment	—	(4,116,639)
Net change in unrealized appreciation (depreciation) on investment	—	1,100,065
Balance at December 31, 2022	—	$—

As of December 31, 2022, Bitcoin represented 63.52% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 28.75%, while the remaining 7.73% of the Portfolio Crypto Assets were comprised of Cardano, Polygon, Polkadot, Litecoin, Uniswap, Solana, Avalanche and Chainlink.

Historical Portfolio Crypto Asset Prices

The following provides an overview of the prices of the Portfolio Crypto Assets that comprised the majority of the Trust’s assets during the Fiscal Year Ended December 31, 2023 and December 31, 2022.

Fiscal Year Ended December 31, 20231

Crypto Asset	Average	High	Date	Low	Date	End of Period	Date
Bitcoin	$28,761.48	$44,422.02	12/8/2023	$16,602.77	1/1/2023	$42,014.39	12/29/2023
Ethereum	$1,791.24	$2,376.20	12/10/2023	$1,200.89	1/1/2023	$2,304.66	12/29/2023
Solana	$28.87	$119.79	12/25/2023	$9.97	1/1/2023	$104.82	12/29/2023
Ripple	$0.54	$0.83	7/19/2023	$0.34	1/1/2023	$0.62	12/29/2023
Cardano	$0.35	$0.64	12/14/2023	$0.24	9/11/2023	$0.60	12/29/2023
Avalanche	$16.25	$47.95	12/24/2023	$8.81	9/22/2023	$40.19	12/29/2023
Polkadot	$5.43	$9.10	12/25/2023	$3.64	10/19/2023	$8.24	12/29/2023
Polygon	$0.84	$1.52	2/17/2023	$0.50	9/11/2023	$0.97	12/29/2023
Chainlink	$8.19	$16.85	12/8/2023	$5.10	6/19/2023	$15.52	12/29/2023
Litecoin	$81.03	$111.06	7/2/2023	$58.11	9/11/2023	$74.46	12/29/2023

Fiscal Year Ended December 31, 20221

Crypto Asset	Average	High	Date	Low	Date	End of Period	Date
Bitcoin	$28,172.36	$47,982.33	3/28/2022	$15,766.93	11/21/2022	$16,561.21	12/30/2022
Ethereum	$1,989.55	$3,816.02	1/4/2022	$913.24	6/18/2022	$1,196.81	12/30/2022
Cardano	$0.64	$1.54	1/17/2022	$0.24	12/29/2022	$0.25	12/30/2022
Polygon	$1.08	$2.56	1/1/2022	$0.33	6/18/2022	$0.76	12/30/2022
Polkadot	$10.47	$23.06	4/3/2022	$4.26	12/29/2022	$4.33	12/30/2022
Litecoin	$80.21	$151.25	1/2/2022	$42.61	6/18/2022	$68.20	12/30/2022
Uniswap	$7.81	$18.53	1/4/2022	$3.44	6/18/2022	$5.06	12/30/2022
Solana	$58.24	$177.75	1/1/2022	$8.29	12/29/2022	$9.86	12/30/2022
Avalanche	$40.77	$113.34	1/1/2022	$10.76	12/29/2022	$10.89	12/30/2022
Chainlink	$10.36	$27.74	1/9/2022	$5.45	12/30/2022	$5.45	12/30/2022

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

Effective August 31, 2021, the process that the Sponsor developed for identifying a principal market, as described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable Crypto Asset exchanges selected by the Sponsor and its affiliates in their sole discretion, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

Effective February 13, 2023, the Sponsor adapted a nearly identical principal market valuation process, with no material impact to the Trust, using a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable Crypto Asset exchanges selected by Lukka, Inc. in their sole discretion, including Binance, Bitfinex, Bitflyer, Bitstamp, Coinbase Pro, Crypto.com, Gemini, HitBTC, Huobi, Kraken, KuCoin, OKEx, Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

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

The Sponsor’s results concluded that there are no material or significant differences in valuation or to the financial statements as previously presented when using the policy of identifying a principal market described above as compared to the previous valuation methodology for any period since the Trust commenced operations, as the average difference in valuation prices was in each case less than 0.05% or five one hundredths of one percent for each asset for each period measured, and such differences were determined to be immaterial in all cases by the Sponsor.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the year ended December 31, 2023.

Year Ended December 31, 2023
Asset	Principal Market Price	Principal Market
BTC	$42,014.39	Coinbase
ETH	$2,304.66	Coinbase
SOL	$104.82	Coinbase
XRP	$0.62	Coinbase
ADA	$0.60	Coinbase
AVAX	$40.19	Coinbase
DOT	$8.24	Coinbase
MATIC	$0.97	Coinbase
LINK	$15.52	Coinbase
LTC	$74.46	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2023.

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$699,798,952	$—	$—	$699,798,952

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2022.

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$308,152,209	$—	$—	$308,152,209

During the period, all of the Trust’s assets were considered “Level 1” valuations, because the valuations were based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.

The Trust generally records receipt of a new Crypto Asset created due to a Hard Fork at the time the Hard Fork is effective. The Trust’s methodology for determining effectiveness of the fork is when two or more recognized exchanges quote prices for the forked Crypto Asset. Some exchanges and custodians do not honor Hard Forks or may honor Hard Forks in the future. In such cases, the Trust will record receipt of the new Crypto Asset at the time two or more recognized exchanges begin quoting prices for the asset. Although the Trust records the asset into its books and records at the time the fork is effective, as described above, the Trust’s custodian may take an extended period of time to make the forked asset available for transfer, and it may never make the forked asset available for transfer, which could lead to either the Trust holding the asset longer than it would otherwise hold the asset (if it was freely transferrable), or a complete write-down in the value of the forked asset. The Trust does not allocate any of the original Crypto Asset’s cost to the new Crypto Asset and recognizes unrealized gains equal to the fair value of the new Crypto Asset received.

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

The Trust intermittently receives Airdrops of new Crypto Assets. The use of Airdrops is generally to promote the launch and use of new Crypto Assets by providing a small amount of such new Crypto Assets to the private wallets or exchange accounts that support the new Crypto Asset and that hold existing related Crypto Assets. Unlike Hard Forks, airdropped Crypto Assets can have substantially different Blockchain technology that has no relation to any existing Crypto Asset, and many Airdrops may be without value. The Trust records receipt of airdropped Crypto Assets when received if there is value to the Trust in doing so. Crypto Assets received from Airdrops have no cost basis and the Trust recognizes unrealized gains equal to the fair value of the new Crypto Asset received. During the period from January 1, 2023 and December 31, 2023, the Trust was eligible for a Flare (FLR) airdrop. The Airdrop was based on the Trust’s XRP holding in its custody vault as of December 12, 2020. The Trust elected to participate in the Airdrop on April 17, 2023, Other income resulting from the Airdrop was booked into the Fund’s assets. At the time of the Airdrop, the result was a positive NAV increase of 0.013%, less than $0.00 NAV increase and $68,436 net asset increase to the Trust. On April 18, 2023, the Trust sold the FLR and raised USD resulting in a minor loss to the Trust. The USD was used to purchase other assets in the Trust’s portfolio, since FLR was not part of the Index of the Trust. The impact of this Airdrop can be seen within the Statement of Operations under Other income and Net realized gain (loss) from Crypto Assets. There were no Airdrops recognized or unrecognized during the fiscal year ended December 31, 2022.

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

Financial Instruments with Off-Balance-Sheet Risk

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At December 31, 2023 and December 31, 2022, $1,270,261 and $292,421 reside on exchanges, respectively.

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

Custody of Crypto Assets

The Custodian serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At December 31, 2023 and December 31, 2022, Crypto Assets of approximately $698,528,691 and $307,859,788 are held by the Custodian, respectively.

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

Over-the-Counter Transactions

Some of the markets in which the Trust may execute its transactions are “over-the-counter” or “interdealer” markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of “exchange-based” markets. This exposes the Trust to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss. Such “counterparty risk” is accentuated for Crypto Assets where the Trust has concentrated its transactions with a single or small group of counterparties. The Trust is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Moreover, though we conduct an evaluation of a counterparty's stability, the Trust has no internal credit function that provides a formal evaluation of a counterparty's creditworthiness. The ability of the Trust to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparty’s financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Trust.

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

The Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2023, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensure the quality and timeliness of the Trust’s public disclosures with the SEC.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive

Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2023.

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

Bitwise Investment Advisers, LLC is a wholly-owned subsidiary of Bitwise Asset Management, Inc. The Sponsor had 63 employees as of December 31, 2023.

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

Bitwise Asset Management, Inc., the parent of the Sponsor, has a board of directors (the “Board”). The Board consists of Corey Mulloy, Hunter Horsley, and Hong Kim. The Board does not have a separately-designated standing audit committee.

The following individuals are the officers of the Sponsor responsible for overseeing the business and operations of the Trust:

Hunter Horsley, 33, is the President and Treasurer and a Director of the Sponsor and has served in such capacity since the Sponsor's inception. Prior to joining Bitwise Asset Management, Inc., Mr. Horsley was a product manager at Facebook and Instagram leading efforts in monetization from 2015 to 2016. He graduated from the Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics in 2015. Mr. Horsley took two years off of school from 2011 to 2013 to be on the founding team of a technology company called Lore (formerly known as CourseKit) to assist in the development of an online learning tool incorporating social networking features. Lore raised over $6 million in equity, grew to 20 employees, and was sold to Noodle Education, Inc. in 2013. Mr. Horsley was named a member of Forbes’ 2019 “30 Under 30” list.

Paul “Teddy” Fusaro, 38, is the Chief Operating Officer and Secretary of the Sponsor and has served in such capacity since the Sponsor's inception. Prior to Bitwise, Mr. Fusaro was Senior Vice President and Head of Portfolio Management and Capital Markets at IndexIQ, the ETF issuer unit of New York Life Investment Management, a firm with over $550 billion in AUM, from 2013 to 2018. In this capacity he oversaw portfolio management, trading, and operations for a suite of alternative strategy Exchange Traded Funds, Mutual Funds, and Separately Managed Accounts. Prior to that, Mr. Fusaro was Vice President of Portfolio Management and co-head of Trading and Operations at Direxion Investments, a $13 billion AUM alternative ETF Sponsor, from 2009 to 2013. Earlier in his career, Mr. Fusaro spent time in both equity derivatives and credit derivatives at Goldman Sachs & Co.

Katherine Dowling, 52, is the General Counsel, Chief Compliance Officer and Vice President of the Sponsor, and has served in such capacity since May 2023. Prior to Bitwise, Ms. Dowling was the General Counsel and Chief Compliance Officer for True Capital Management from 2019 to 2021. Before that, Ms. Dowling was the Managing Director, Chief Operating Officer and Chief Compliance Officer at Luminate Capital Partners from 2015 to 2018, which she co-founded. Prior to 2015, Ms. Dowling spent more than ten years as an Assistant U.S. Attorney, most recently in the Economic Crimes Unit of the U.S. Attorney's Office for the Northern District of California.

The following individuals are executive officers of Bitwise Asset Management, Inc., the parent of the Sponsor:

•
Hunter Horsley, 33, is also the Chief Executive Officer of Bitwise and has served in such capacity since Bitwise’s inception in October 2016.
•
Paul “Teddy” Fusaro, 38, is also the President of Bitwise and has served in such capacity since April 2018. Previously he served as the Chief Operating Officer at Bitwise.
•
Katherine Dowling, 52, is also the General Counsel and Chief Compliance Officer of Bitwise, and has served in such capacity since March 2021.
•
Matt Hougan, 47, is the Chief Investment Officer for Bitwise, and has served in such capacity since October 2020. Mr. Hougan previously served as the Global Head of Research at Bitwise since February 2018. Prior to Bitwise, Mr. Hougan was the Managing Director of Global Finance Informa PLC, a FTSE 100 company from 2016 to 2018. Prior to that position, Mr. Hougan was at ETF.com where he was the Chief Executive Officer in 2015 and previously served as President from 2010 to 2014 and Global Head of Editorial from 2007 to 2014.
•
Hong Kim, 33, is the Chief Technology Officer of Bitwise and has served in such capacity since Bitwise’s inception in October 2016. Prior to Bitwise, Mr. Kim was a student at the University of Pennsylvania where he graduated with a Bachelor of Science in Computer Science in 2016. While at school, he also worked on Google’s backend infrastructure for Drive. From 2011 to 2013, Mr. Kim took time off from university to work in software security for the South Korean Military.

The Sponsor has a code of ethics ("Code of Ethics") that applies to its executive officers and agents. The Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code of Ethics. The Sponsor has also adopted insider trading policies and procedures (the "Insider Trading Policy") that apply to the Sponsor's directors, officers and employees. The Insider Trading Policy governs the purchase and sale or other dispositions of certain investment products and is reasonably designed to promote compliance with insider trading laws, rules and regulations. Finally, the Sponsor has adopted a compensation recovery policy ("Compensation Recovery Policy") that establishes a framework for the potential recovery of erroneously awarded incentive-based compensation in the event that officers of the Sponsor are granted such compensation in the future. The Compensation Recovery Policy aims to promote accountability, safeguard the interests of investors and ensure compliance with applicable regulations. The Code of Ethics, Insider Trading Policy and compensation recovery policy are available free of charge by writing the Sponsor at 250 Montgomery Street, Suite 200, San Francisco, CA 94104 or calling the Sponsor at (415) 707-3663.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

The following is a list of the name, address and shareholdings of all officers and directors of the Sponsor owning the Trust’s Shares and there were no such persons beneficially owning more than five percent (5%) of the Trust’s Shares as of December 31, 2023. Due to the terms of the Trust Agreement, such Shareholders do not have any control or additional rights with respect to the operation of the Trust vis-a-vis the Trust’s other Shareholders. In addition, such beneficial Shareholders owning more than five percent (5%) of the Trust’s Shares are not affiliated with the Trust, the Sponsor or Bitwise Asset Management in any capacity other than as a Shareholder in the Trust.

Officers and Directors	Address	Number of Shares	Percentage Ownership	Entity Control Persons
Hunter Horsley	250 Montgomery Street, Suite 200 San Francisco, CA 94104	3,681	*	Hunter Horsley
Matthew Hougan	250 Montgomery Street, Suite 200 San Francisco, CA 94104	5,087	*	Matthew Hougan
Corey Mulloy	250 Montgomery Street, Suite 200 San Francisco, CA 94104	69,726	*	Corey Mulloy

* Represents less than 1% ownership

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following individuals included in the chart above are affiliated with the Trust:

•
Hunter Horsley is a Director and Chief Executive Officer of Bitwise Asset Management, the parent company of the Trust's Sponsor, and President of the Sponsor.
•
Matthew Hougan is the Chief Investment Officer of Bitwise Asset Management.
•
Corey Mulloy is a Director of Bitwise Asset Management.

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

Item 14. Principal Accountant Fees And Services.

Fees for services performed by KPMG for the years ended December 31, 2023 and 2022 were:

	Years Ended December 31,
	2023	2022
Audit fees	$325,000	$297,000
Form 10-Q fees	$75,000	$75,000

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to each respective audit firm for professional services for the audit of the Trust’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended December 31, 2021, are made by the Sponsor’s Board of Directors and audit committee.

part iv.

Item 15. Exhibit And Financial Statement Schedules.

Bitwise 10 Crypto Index Fund

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Sponsor
Bitwise 10 Crypto Index Fund:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Bitwise 10 Crypto Index Fund (the Trust), including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and the results of its operations and changes in its net assets for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

New York, New York
March 1, 2024

Bitwise 10 Crypto Index Fund

Statement of Assets and Liabilities

December 31, 2023 and 2022

Assets	December 31, 2023	December 31, 2022
Investments in crypto assets, at fair value (cost $314,774,926 and $352,025,946)	$699,798,952	$308,152,209
Crypto assets sold receivable	2,770,000	—
Cash	913	656,726
Other assets	263	2,180
Total Assets	$702,570,128	$308,811,115

Liabilities
Management fees payable	$1,463,687	$643,333
Subscriptions received in advance	301	301
Capital withdrawals payable	—	10,982
Total Liabilities	1,463,988	654,616
Net Assets	$701,106,140	$308,156,499

Net Assets consists of:
Paid-in-capital	427,764,344	427,764,344
Accumulated net investment gain (loss)	(52,232,153)	(39,439,982)
Accumulated net realized gain (loss) on investment in crypto assets	(59,450,077)	(36,294,125)
Net unrealized appreciation (depreciation) on investments in crypto assets	385,024,026	(43,873,738)
Net Assets	$701,106,140	$308,156,499
Shares issued and outstanding, no par value (unlimited shares authorized)	20,241,947	20,241,947
Net asset value per share	$34.64	$15.22

See accompanying notes to the financial statements.

Bitwise 10 Crypto Index Fund

Schedules of Investments
December 31, 2023
	Units	Fair Value	Percentage of Shareholders' Equity
Investments in crypto assets, at fair value
Bitcoin	10,998.0429	$462,076,062	65.91%
Ethereum	67,221.7443	154,923,265	22.10
Solana	239,876.3681	25,143,841	3.59
Ripple	30,324,826.6436	18,825,652	2.69
Cardano	19,777,360.7670	11,943,548	1.70
Avalanche	195,564.0766	7,859,720	1.12
Polkadot	732,019.7088	6,033,306	0.86
Polygon	5,257,194.4118	5,114,199	0.73
Chainlink	309,529.3045	4,803,895	0.69
Litecoin	41,303.5713	3,075,464	0.44
Total investments in crypto assets, at fair value (cost $314,774,926)		$699,798,952	99.81
Assets in excess of liabilities		1,307,188	0.19
Net Assets		$701,106,140	100.00%

December 31, 2022
	Units	Fair Value	Percentage of Shareholders' Equity
Investments in crypto assets, at fair value
Bitcoin	11,819.9707	$195,753,017	63.52%
Ethereum	74,021.6567	88,589,859	28.75
Cardano	21,522,897.0117	5,283,871	1.72
Polygon	5,364,647.6643	4,063,721	1.32
Polkadot	728,522.0272	3,151,586	1.02
Litecoin	44,176.0683	3,012,808	0.98
Uniswap	462,947.3743	2,343,903	0.76
Solana	225,537.2136	2,223,797	0.72
Avalanche	191,304.3666	2,083,305	0.68
Chainlink	301,859.6002	1,646,342	0.53
Total investments in crypto assets, at fair value (cost $352,025,946)		$308,152,209	100.00
Other assets in excess of liabilities		4,290	0.00 *
Net Assets		$308,156,499	100.00%

* Represents less than 0.00% of net assets.

Bitwise 10 Crypto Index Fund

Statement of Operations

For the twelve months ended December 31, 2023, 2022 and 2021

	Twelve months ended December 31,
	2023	2022	2021
Income
Other income	$68,436	$—	$—
Total Income	68,436	—	—
Expenses
Management fees	$12,857,555	$13,411,511	$23,059,156
Transaction and other fees	3,052	1,706	3,919
Total Expenses	12,860,607	13,413,217	23,063,075
Net Investment loss	(12,792,171)	(13,413,217)	(23,063,075)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from crypto assets	(23,155,952)	(16,022,388)	(9,558,990)
Net change in unrealized appreciation (depreciation) from crypto assets	428,897,764	(636,945,558)	449,410,634
Net realized and change in unrealized gain (loss) on investments	405,741,812	(652,967,946)	439,851,644
Net increase (decrease) in Net Assets resulting from operations	$392,949,641	$(666,381,163)	$416,788,569

See accompanying notes to the financial statements.

Bitwise 10 Crypto Index Fund

Statement of Changes in Net Assets

For the twelve months ended December 31, 2023, 2022 and 2021

	Total Fund
	Twelve Months Ended December 31,
	2023	2022	2021
Increase in net assets from operations:
Net investment gain (loss)	$(12,792,171)	$(13,413,217)	$(23,063,075)
Net realized gain (loss) from crypto assets	(23,155,952)	(16,022,388)	(9,558,990)
Net change in unrealized appreciation (depreciation) from crypto assets	428,897,764	(636,945,558)	449,410,634
Net increase (decrease) in net assets resulting from operations	392,949,641	(666,381,163)	416,788,569
Increase in net assets from capital share transactions:
Subscriptions	—	—	184,508,655
Transfers	—	—	—
Conversions	—	—	—
Withdrawals	—	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—	184,508,655
Total increase (decrease) in net assets from operations and capital share transactions	392,949,641	(666,381,163)	601,297,224
Net Assets:
Beginning of Period	308,156,499	974,537,662	373,240,438
End of Period	$701,106,140	$308,156,499	$974,537,662
Change in Shares outstanding:
Shares outstanding at beginning of period	20,241,947	20,241,947	15,132,240
Subscriptions	—	—	5,109,707
Transfers	—	—	—
Conversions	—	—	—
Withdrawals	—	—	—
Net increase (decrease) in shares	—	—	5,109,707
Shares outstanding at end of period	20,241,947	20,241,947	20,241,947

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

Investments and Valuation

The Trust’s investments in Crypto Assets are stated at fair value. For a further discussion of the Trust’s calculations of valuation, please see “—Calculation of Valuation” below. Crypto Assets are generally valued using prices as reported on reputable and liquid exchanges and may involve utilizing an average of bid and ask quotes using closing prices provided by such exchanges as of the date and time of determination ("Calculation of Valuation" below). Factors such as the recent stability of an exchange, current liquidity of an exchange, and recent price activity of an exchange will be considered as to the determination of which exchanges to utilize. The time used is 4:00 pm ET which corresponds to 20:00 UTC during Daylight Savings Time and 21:00 UTC during non-Daylight Savings Time. The Sponsor’s Valuation Policy provides a listing of preferred exchanges. While some Crypto Assets are valued based on prices reported in the public markets, other Crypto Assets may be more thinly-traded or subject to irregular trading activity. Determinations on the value of certain Crypto Assets, and how to value such assets as to which limited prices or quotations are available, are based on the Sponsor’s recommendations or instructions.

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

During the twelve months ended December 31, 2023, the Trust was eligible for a Flare (FLR) Airdrop. The Airdrop was based on the Trust’s XRP holding in its custody vault as of December 12, 2020. The Trust elected to participate in the Airdrop and on April 17th, 2023, Other income resulting from the Airdrop was booked into the Fund’s assets. At the time of the Airdrop, the result was a positive NAV increase of 0.013% bps, less than $0.00 NAV increase and $68,436 net asset increase to the Trust. On April 18, 2023, the Trust sold the FLR and raised USD resulting in a minor loss to the Trust. The USD was used to purchase other assets in the Trust’s portfolio, since FLR was not part of the Index of the Trust. The impact of this Airdrop can be seen within the Statement of Operations under Other income and Net realized gain (loss) from Crypto Assets. There were no Airdrops recognized or unrecognized during the fiscal year ended December 31, 2022.

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

Effective August 31, 2021, the process that the Sponsor developed for identifying a principal market, as described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable Crypto Asset exchanges selected by the Sponsor and its affiliates in their sole discretion, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

Effective February 13, 2023, the Sponsor adapted a nearly identical principal market valuation process, with no material impact to the Trust, which begins by partnering with a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable cryptocurrency exchanges selected by Lukka, Inc. in their sole discretion, including Binance, Bitfinex, Bitflyer, Bitstamp, Coinbase Pro, Crypto.com, Gemini, HitBTC, Huobi, Kraken, KuCoin, OKEx, Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

In conducting the review following the filing of its Form 10, the Sponsor also retroactively applied this process for identifying a principal market to the prior periods of reported financial results, including the fiscal years ended 2018, 2019 and 2020, to determine whether or not any material or significant differences would have resulted from the application of a different valuation policy in the creation of each financial statement (e.g., comparing the fair value prices determined using the existing and previous valuation methodology to the hypothetical fair value prices using an identified principal market for each asset) and to consider whether management’s use of the previous valuation policy would have created any material departures from a valuation policy of identifying a principal market.

The Sponsor’s results conclude that there were no material or significant differences in valuation or to the financial statements as previously presented when using the policy of identifying a principal market described above as compared to the previous valuation methodology for any period since the Trust commenced operations. Included within the net change in unrealized appreciation (depreciation) within the Trust's Statement of Operations for the year ended December 31, 2021 is $118,351, representing the immaterial difference in the Trust's fair market value of Crypto Assets at the beginning of the year determined using the Blended Bitwise Crypto Asset Price and the Principal Market Price.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the year ended December 31, 2023.

Year Ended December 31, 2023
Asset	Principal Market Price	Principal Market
BTC	$42,014.39	Coinbase
ETH	$2,304.66	Coinbase
SOL	$104.82	Coinbase
XRP	$0.62	Coinbase
ADA	$0.60	Coinbase
AVAX	$40.19	Coinbase
DOT	$8.24	Coinbase
MATIC	$0.97	Coinbase
LINK	$15.52	Coinbase
LTC	$74.46	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2023.

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$699,798,952	$—	$—	$699,798,952

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2022.

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$308,152,209	$—	$—	$308,152,209

4. Risks and Uncertainties

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s Portfolio Crypto Assets that reside on an exchange that shuts down may be lost. At December 31, 2023 and 2022, Crypto Assets with a value of approximately $1,270,261 and $292,421, respectively, resided on exchanges. At December 31, 2023, the Trust had a $2,770,000 receivable from Crypto Assets sold and approximately $900 in cash in the Trust bank accounts. At December 31, 2022, cash of approximately $644,736 resided on exchanges.

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

Crypto Asset Regulation

As Crypto Assets have grown in popularity and market size, various countries and jurisdictions have begun to develop regulations governing the Crypto Asset industry. To the extent future regulatory actions or policies limit the ability to exchange Crypto Assets or utilize them for payments, the demand for Crypto Assets will be reduced. Furthermore, regulatory actions may limit the ability of end-users to convert Crypto Assets into fiat currency (e.g., U.S. dollars) or use Crypto Assets to pay for goods and services. Such regulatory actions or policies could result in a reduction of demand, and in turn, a decline in the underlying Crypto Asset unit prices.

The effect of any future regulatory change on the Trust or Crypto Assets in general is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Trust’s investments in Crypto Assets.

Custody of Crypto Assets

Coinbase Custody Trust Company, LLC (the "Custodian") serves as the Trust's Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At December 31, 2023 and 2022, Crypto Assets of approximately $698,528,691 and $307,859,788 are held by the Custodian, respectively.

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

Risks Associated with Crypto Asset Majority Control

Since Crypto Assets are virtual and transactions in such Crypto Assets reside on distributed networks, governance of the underlying distributed network could be adversely altered should any individual or group obtain 51% control of the distributed network. Such control could have a significant adverse effect on either the ownership or value of the Crypto Asset.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of December 31, 2023 and 2022, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities.

6. Shareholders’ Equity

Subscriptions

As of November 18, 2021, the Sponsor to the Trust has closed the acceptance of all subscriptions to the Bitwise 10 Crypto Index Fund, pursuant to its rights under Sections 5 and 6 of the Trust Agreement.

In-Kind Subscriptions

The Sponsor may, at its sole discretion, accept Crypto Assets (“In-Kind Investments”) in lieu of, or in addition to, cash as payment for investment in the Trust. Such In-Kind Investments are valued using the same Crypto Asset prices as per the Trust’s valuation policy at any given valuation date as of 4:00 pm ET on the date of the subscription. For the year ended December 31, 2021, the Trust accepted In-Kind Investments from the Shareholders of $95,459,698. As all subscriptions were closed for the year ended December 31, 2023 and December 31, 2022, there were no In-Kind Investments.

Withdrawals

In connection with the Trust seeking approval for the quotation of its Shares on OTCQX, the Trust halted the withdrawal program on October 7, 2020.

7. Related Party Transactions

In consideration for the management services to be provided to the Trust, the Sponsor receives from the Trust a management fee (the “Management Fee”) in arrears.

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

For the years ended December 31, 2023 and 2022, the Shareholders were charged Management Fees of $12,857,555 and $13,411,511, respectively, of which $1,463,687 and $643,333 remain payable as of December 31, 2023 and 2022, respectively.

The Sponsor paid all expenses related to the initial offering, organization and start-up of the Trust. The Sponsor is responsible for all ordinary operating expenses of the Trust, including administrative, custody, legal, audit, insurance, and other operating expenses.

The Trust considers directors and executive officers of the Sponsor to be related parties of the Trust. As of December 31, 2023, such individuals, collectively held 78,494 shares of the Trust, which represent less than 1% ownership of total shares outstanding.

8. Indemnifications

In the normal course of business, the Sponsor on behalf of the Trust enters into contracts and agreements that contain a variety of representations and warranties and which may provide general indemnifications. The Trust's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. The Trust expects the risk of any future obligation under these indemnifications to be remote.

9. Financial Highlights

The following presents the financial highlights for Investor Class shares for the twelve months ended December 31, 2023, December 31, 2022 and December 31, 2021.

	Twelve months ended December 31, 2023	Twelve months ended December 31, 2022	Twelve months ended December 31, 2021
Per Share Performance	Investor Class	Investor Class	Investor Class
(for a share outstanding throughout the period)

Net asset value per share at beginning of period	$15.22	$48.14	$24.67

Net increase (decrease) in Net Assets resulting from operations:
Net realized and change in unrealized on investments	20.05	(32.26)	24.63
Net investment gain (loss) (1)	(0.63)	(0.66)	(1.16)
Net increase (decrease) in Net Assets resulting from operations	19.42	(32.92)	23.47

Net asset value per share at end of period	$34.64	$15.22	$48.14

Total return	127.60%	(68.38)%	95.15%

Supplemental Data
Ratios to average net asset value
Expenses	2.51%	2.51%	2.51%

Net investment loss	(2.49)%	(2.51)%	(2.51)%
Net Assets at end of period	$701,106,140	$308,156,499	$974,537,662
Average net assets(2)	$513,230,745	$535,343,806	$920,451,951
Portfolio turnover(3)	8%	11%	14%

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

(1) Net investment gain (loss) per share is calculated by dividing the net investment loss by the average number of shares outstanding during the period. Net realized and change in unrealized gain on investments is a balancing amount necessary to reconcile the change in net asset value per share with the other per share information.

(2) Based on the average of month-end assets

(3) The flare airdrop, discussed in Footnote 2, Significant Accounting Policies, Calculation of Valuation, was not included within the portfolio turnover calculation for the twelve months ended December 31, 2023. If included, portfolio turnover for the twelve months ended December 31, 2023 would have been 8%.

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

11. Subsequent Events

The Sponsor has evaluated subsequent events through March 1, 2024, the date the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure.

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

31.1^	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended..
31.2^	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1^*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH^	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

120

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

121

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

Date: March 1, 2024

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.

122