Form 10-Q
period 2024-03-31
Bitwise 10 Crypto Index Fund
filed 2024-05-13
CIK 1723788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of shares of the registrant’s common stock outstanding as of May 9, 2024: 20,241,947

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Bitwise 10 Crypto Index Fund

(formerly known as Bitwise 10 Private Index Fund, LLC)

Financial Statements

March 31, 2024 (unaudited) and December 31, 2023

Bitwise 10 Crypto Index Fund

Bitwise 10 Crypto Index Fund

Statements of Financial Condition

March 31, 2024 (unaudited) and December 31, 2023

Assets	March 31, 2024 (unaudited)	December 31, 2023
Investments in Crypto Assets, at fair value (cost $314,064,537 and $314,774,926)	$1,125,334,251	$699,798,952
Crypto Assets sold receivable		2,770,000
Cash	446	913
Other assets	319	263
Total Assets	$1,125,335,016	$702,570,128

Liabilities
Management fee payable	$2,344,447	$1,463,687
Subscriptions received in advance	301	301
Total Liabilities	2,344,748	1,463,988
Net Assets	$1,122,990,268	$701,106,140

Net Assets consists of:
Paid-in-capital	427,764,344	427,764,344
Accumulated net investment gain (loss)	(58,110,378)	(52,232,153)
Accumulated net realized gain (loss) on investments in Crypto Assets	(57,933,412)	(59,450,077)
Net unrealized appreciation (depreciation) on investments in Crypto Assets	811,269,714	385,024,026
Net Assets	$1,122,990,268	$701,106,140
Shares issued and outstanding, no par value (unlimited shares authorized)	20,241,947	20,241,947
Net asset value per share	$55.48	$34.64

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Schedules of Investments

March 31, 2024 (unaudited)

	Units	Fair Value	Percentage of Net Assets
Investments in Crypto Assets, at fair value *
Bitcoin	10,924.3545	$773,891,866	68.91%
Ethereum	67,087.8561	239,136,676	21.29
Solana	249,263.7733	46,432,856	4.13
Ripple	30,380,255.8253	19,054,496	1.70
Cardano	19,593,235.5362	12,745,400	1.14
Avalanche	209,904.0025	11,464,957	1.02
Polkadot	743,340.6302	7,053,559	0.63
Chainlink	327,057.1546	6,282,441	0.56
Polygon	5,383,725.2918	5,398,800	0.48
Litecoin	41,406.8896	3,873,200	0.35
Total investments in Crypto Assets, at fair value (cost $314,064,537)		$1,125,334,251	100.21
Other liabilities in excess of assets		(2,343,983)	(0.21)
Net Assets		$1,122,990,268	100.00%

December 31, 2023

	Units	Fair Value	Percentage of Net Assets
Investments in Crypto Assets, at fair value *
Bitcoin	10,998.0429	$462,076,062	65.91%
Ethereum	67,221.7443	154,923,265	22.10
Solana	239,876.3681	25,143,841	3.59
Ripple	30,324,826.6436	18,825,652	2.69
Cardano	19,777,360.7670	11,943,548	1.70
Avalanche	195,564.0766	7,859,720	1.12
Polkadot	732,019.7088	6,033,306	0.86
Polygon	5,257,194.4118	5,114,199	0.73
Chainlink	309,529.3045	4,803,895	0.69
Litecoin	41,303.5713	3,075,464	0.44
Total investments in crypto assets, at fair value (cost $314,774,926)		$699,798,952	99.81
Assets in excess of liabilities		1,307,188	0.19
Net Assets		$701,106,140	100.00%

* Crypto Assets do not have a singular country or geographic region, therefore country information is omitted.

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three months ended March 31,
	2024 (unaudited)	2023 (unaudited)
Expenses
Management fee	$5,878,198	$2,842,302
Transaction and other fees	27	—
Total Expenses	5,878,225	2,842,302
Net Investment gain (loss)	(5,878,225)	(2,842,302)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from Crypto Assets	1,516,665	(1,939,233)
Net change in unrealized appreciation (depreciation) from Crypto Assets	426,245,688	201,060,657
Net realized and change in unrealized gain (loss) on investments	427,762,353	199,121,424
Net increase (decrease) in Net Assets resulting from operations	$421,884,128	$196,279,122

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statement of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three months ended March 31,
	2024 (unaudited)	2023 (unaudited)
Increase (decrease) in net assets from operations:
Net investment gain (loss)	$(5,878,225)	$(2,842,302)
Net realized gain (loss) from Crypto Assets	1,516,665	(1,939,233)
Net change in unrealized appreciation (depreciation) from Crypto Assets	426,245,688	201,060,657
Net increase (decrease) in net assets resulting from operations	421,884,128	196,279,122
Net Assets:
Beginning of Period	701,106,140	308,156,499
End of Period	$1,122,990,268	$504,435,621
Change in Shares outstanding:
Shares outstanding at beginning of period	20,241,947	20,241,947
Subscriptions	—	—
Net increase (decrease) in shares	—	—
Shares outstanding at end of period	20,241,947	20,241,947

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

The accompanying comparative financial statements are unaudited, but in the opinion of management of the Sponsor, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position of the Trust as of March 31, 2024 and December 31, 2023 and the results of operations for the three months ended March 31, 2024 and 2023. These interim financial statements should be read in conjunction with the Trust’s annual report on Form 10-K for the year ended December 31, 2023. Interim period results are not necessarily indicative of results for a full-year period.

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

The Trust intermittently receives Airdrops of new Crypto Assets. The use of Airdrops is generally to promote the launch and use of new Crypto Assets by providing a small amount of the new Crypto Assets to the private wallets or exchange accounts of holders of existing related Crypto Assets. Airdropped Crypto Assets can have substantially different Blockchain technology that has no relation to any existing Crypto Asset, and many Airdrops may be without value. The Trust will only record receipt of airdropped Crypto Assets if when received, the airdropped Crypto Assets have value. Crypto Assets received from Airdrops have no cost basis and the Trust recognizes other income equal to the fair value of the new Crypto Asset received. There were no Airdrops recognized or unrecognized during the three month period ended March 31, 2024.

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

Calculation of Valuation

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

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the three-month period ended March 31, 2024.

Crypto Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$70,840.97	Coinbase
Ethereum (ETH)	$3,564.53	Coinbase
Solana (SOL)	$186.28	Coinbase
Ripple (XRP)	$0.63	Coinbase
Cardano (ADA)	$0.65	Coinbase
Avalanche (AVAX)	$54.62	Coinbase
Polkadot (DOT)	$9.49	Coinbase
Chainlink (LINK)	$19.21	Coinbase
Polygon (MATIC)	$1.00	Coinbase
Litecoin (LTC)	$93.54	Coinbase

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

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement.

The following summarizes the Trust’s assets accounted for at fair value at March 31, 2024.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$1,125,334,251	$—	$—	$1,125,334,251

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2023.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$699,798,952	$—	$—	$699,798,952

During the periods ended March 31, 2024 and December 31, 2023, there were no significant transfers into or out of any levels of the fair value hierarchy.

4. Risks and Uncertainties

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure, or security breaches. Any of the Trust’s assets that reside on an exchange that closes may be lost. At March 31, 2024, Crypto Assets of approximately $7,753,989 and no cash resided on exchanges. At December 31, 2023, the Trust had a $2,770,000 receivable from Crypto Assets sold and approximately $900 in cash in the Trust bank accounts.

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

Custody of Crypto Assets

Coinbase Custody Trust Company, LLC (the “Custodian”) serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At March 31, 2024 and December 31, 2023, Crypto Assets of approximately $1,117,580,262 and $698,528,691 were held by the Custodian, respectively.

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

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2024 and December 31, 2023, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2023, the 2022, 2021, and 2020 tax years remain open for examination. There were no examinations in progress at period end.

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

For the periods January 1, 2024 to March 31, 2024 and January 1, 2023 to March 31, 2023, the Shareholders were charged Management Fees of $5,878,198 and $2,842,302, respectively, of which $2,344,447 and $1,053,102 remained payable as of March 31, 2024 and 2023, respectively.

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

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

9. Financial Highlights

The following presents the financial highlights for the three months ended March 31, 2024 and 2023.

	Three months ended March 31, 2024	Three months ended March 31, 2023
Per Share Performance	Investor Class	Investor Class
(for a share outstanding throughout the period)

Net asset value per share at beginning of period	$34.64	$15.22

Net increase (decrease) in Net Assets resulting from operations:
Net realized and change in unrealized gain (loss) on investments (1)	21.13	9.84
Net investment gain (loss) (1)	(0.29)	(0.14)
Net increase (decrease) in Net Assets resulting from operations	20.84	9.70

Net asset value per share at end of period	$55.48	$24.92

Total return	60.16%	63.73%

Supplemental Data
Ratios to average net asset value(2)
Expenses	2.51%	2.51%
Net investment loss	(2.51)%	(2.51)%
Net Assets at end of period	$1,122,990,268	$504,435,621
Average net assets(3)	$938,552,592	$453,820,907
Portfolio turnover	0.30%	0.57%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder’s return and ratios may vary based on the timing of capital transactions. Ratios have been annualized for the periods ended March 31, 2024 and 2023; total returns and portfolio turnover have not been annualized.

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

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

10. New Accounting Pronouncements

On September 6, 2023, the Financial Accounting Standards Board (FASB) approved a proposed accounting standards update (Intangibles – Goodwill and Other – Crypto Assets, ASU Subtopic 350-60) to improve the accounting for, and disclosure of, certain Crypto Assets. The new standard was published on December 13, 2023 and will be effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Sponsor is evaluating the potential impact the ASU may have and does not believe there will be any material impact to the Trust’s financial statements.

11 Subsequent Events

The Sponsor has evaluated subsequent events through May 13, 2024, the date the financial statements were available to be issued, and has determined that there are no material subsequent events that require disclosure.

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

The Trust’s principal investment objective is to invest in a Portfolio of Crypto Assets that tracks the Bitwise 10 Large Cap Crypto Index (the "Index") as closely as possible with certain exceptions determined by the Sponsor in its sole discretion. In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, Airdrops, Emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent. The Trust believes that it has met its principal investment objective. As of March 31, 2024, there was a correlation of 99.xx% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“NAV”) of the shares, and the market price may at times be significantly above or below the shares’ NAV. The NAV of the Trust is calculated by summing the assets and liabilities and the NAV Per Share is calculated by dividing the total NAV by the shares outstanding. However, the Trust believes that any such deviation does not affect the Trust’s principal investment objective, as the Trust does not maintain or promote any business objectives related to the market trading price of its shares. Furthermore, under Regulation M, the Trust as issuer of the Shares is not permitted to take any actions that would seek to reconcile the NAV of the Shares and the market price of the Shares, and the Trust would not undertake business objectives that it was legally restricted from achieving.

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

From December 9, 2020 to March 31, 2024, the Shares of BITW traded at an average discount, based on closing prices at 4:00 pm ET, and estimated, unaudited, NAV Per Share of 14.40%. During that same period, the highest premium was 649.38% on December 16, 2020, and the lowest premium was 0.27% on August 4, 2021. During that same period, the highest discount was 67.80% on December 28, 2022, and the lowest discount was 0.09% on September 24, 2021. Given the lack of an ongoing redemption program and the holding period under Rule 144, there is no arbitrage mechanism to keep the Shares closely linked to the value of the Trust’s underlying holdings that may continue to have an adverse impact on investments in the Shares.

The following chart shows a comparison of the cumulative returns of the Index compared to the NAV of the Trust.

Results of Operations

Financial Information for the Three Months ended March 31, 2024 and 2023

The following table sets forth statements of operations data for the three months ended March 31, 2024 and 2023.

Statement of Operations (Unaudited)

	Three months ended March 31,
	2024 (unaudited)	2023 (unaudited)
Expenses
Management fee	$5,878,198	$2,842,302
Transaction and other fees	27	—
Total Expenses	5,878,225	2,842,302
Net Investment gain (loss)	(5,878,225)	(2,842,302)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from Crypto Assets	1,516,665	(1,939,233)
Net change in unrealized appreciation (depreciation) from Crypto Assets	426,245,688	201,060,657
Net realized and change in unrealized gain (loss) on investments	427,762,353	199,121,424
Net increase (decrease) in Net Assets resulting from operations	$421,884,128	$196,279,122

Comparison of the three-month periods ended March 31, 2024 and 2023

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. Management fees for the three months ended March 31, 2024 were $5,878,198 compared to management fees for the three months ended March 31, 2023 of $2,842,302. These changes were due to an increase in the Trust’s net asset value due to an increase in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

Net realized gain (loss) from Crypto Assets

Net realized gain from Crypto Assets for the three months ended March 31, 2024 was $1,516,665 compared to net realized loss from Crypto Assets for the three months ended March 31, 2023 of $1,939,233. These changes were due to fluctuations in the value of the Portfolio Crypto Assets sold during the respective period.

For the three-month period ended March 31, 2024, the Trust recorded net realized gains from sales of Bitcoin and Ethereum of approximately $1,505,603 and $353,347, respectively, among the gains and losses realized in smaller amounts from the sale of other Portfolio Crypto Assets. These sales were made as a result of rebalancing activity and sales of Portfolio Crypto Assets to raise money to pay the management fee.

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

Net change in unrealized appreciation (depreciation) from Crypto Assets

Net change in unrealized appreciation from Crypto Assets for the three months ended March 31, 2024 was $426,245,688 compared to net change in unrealized appreciation from Crypto Assets for three months ended March 31, 2023 of $201,060,657. The primary factor for the change was related to an increase in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

For the three month period ended March 31, 2024 the Trust recorded net unrealized appreciation from Crypto Assets of Bitcoin and Ethereum of approximately $314,221,201 and $84,374,898, respectively, among the unrealized appreciation and depreciation in smaller amounts of other Portfolio Crypto Assets.

For the three month period ended March 31, 2023 the Trust recorded net unrealized appreciation from Crypto Assets of Bitcoin and Ethereum of approximately $141,292,863 and $46,513,143, respectively, among the unrealized appreciation and depreciation in smaller amounts of other Portfolio Crypto Assets.

Net increase (decrease) in net assets resulting from operations

For the three month period ended March 31, 2024, the Trust recorded a net increase in net assets resulting from operations of $421,884,128, compared to a net increase in net assets resulting from operations of $196,279,122 for the period ended March 31, 2023. The primary factor that impacted 2024 net increase (decrease) in net assets resulting from operations compared to 2023 net increase (decrease) in net assets resulting from operations was an increase in net realized gain and change in unrealized appreciation on investments with a net gain of $427,762,353 for the three month period in 2024 compared to a net gain of $199,121,424 for the three month period in 2023. The primary factor for the change was an increase in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

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

Shareholder Subscriptions

As of November 18, 2021, the Sponsor to the Trust has closed the acceptance of all subscriptions to the Bitwise 10 Crypto Index Fund, pursuant to its rights under Sections 5 and 6 of the Trust Agreement. At this time, the Sponsor has no plans to reopen subscriptions to the Bitwise 10 Crypto Index Fund. There were no shareholder subscriptions during the quarter ended March 31, 2024.

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

Value of Portfolio Crypto Assets

As described in the Risk Factors set out in our Form 10-K filed with the SEC on March 1, 2024, the prices of the various Portfolio Crypto Assets held by the Trust are subject to extreme volatility. This volatility had a significant impact on the value of the Portfolio Crypto Assets for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 and the year ended December 31, 2023.

As shown below in the “Schedules of Investments,” the increase in total investments in Crypto Assets from January 1, 2024 to March 31, 2024 was due primarily to an increase in the value of the Portfolio Crypto Assets and to a lesser extent, the reinvestment of assets resulting from the December 31, 2023 Trust rebalance.

Shareholder Subscriptions and Redemptions

During the period from January 1, 2024 to March 31, 2024, there were no subscriptions or redemptions of Shares. There were 20,241,947 Shares outstanding as of March 31, 2024.

Schedules of Investments

The following provides details on the Portfolio Crypto Assets that comprise the Trust’s assets.

Three Months Ended March 31, 2024 and the Twelve Months Ended December 31, 2023

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2024	10,998.0429	$462,076,062
Purchases	—	—
Sales	(73.6884)	(3,911,000)
Net realized gain (loss) on investment	—	1,505,603
Net change in unrealized appreciation (depreciation) on investment	—	314,221,201
Balance at March 31, 2024	10,924.3545	$773,891,866

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2024	67,221.7443	$154,923,265
Purchases	56.2376	129,000
Sales	(190.1258)	(643,834)
Net realized gain (loss) on investment	—	353,347
Net change in unrealized appreciation (depreciation) on investment	—	84,374,898
Balance at March 31, 2024	67,087.8561	$239,136,676

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2024	239,876.3681	$25,143,841
Purchases	10,550.5042	1,262,000
Sales	(1,163.0990)	(114,000)
Net realized gain (loss) on investment	—	(50,869)
Net change in unrealized appreciation (depreciation) on investment	—	20,191,884
Balance at March 31, 2024	249,263.7733	$46,432,856

	Ripple (XRP)
	Units	Fair Value
Balance at January 1, 2024	30,324,826.6436	$18,825,652
Purchases	172,655.7580	97,500
Sales	(117,226.5763)	(59,971)
Net realized gain (loss) on investment	—	(24,432)
Net change in unrealized appreciation (depreciation) on investment	—	215,747
Balance at March 31, 2024	30,380,255.8253	$19,054,496

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2024	19,777,360.7670	$11,943,548
Purchases	90,611.5552	55,001
Sales	(274,736.7860)	(171,813)
Net realized gain (loss) on investment	—	(196,361)
Net change in unrealized appreciation (depreciation) on investment	—	1,115,025
Balance at March 31, 2024	19,593,235.5362	$12,745,400

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2024	195,564.0766	$7,859,720
Purchases	16,331.8990	666,501
Sales	(1,991.9731)	(68,930)
Net realized gain (loss) on investment	—	(11,566)
Net change in unrealized appreciation (depreciation) on investment	—	3,019,232
Balance at March 31, 2024	209,904.0025	$11,464,957

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2024	732,019.7088	$6,033,306
Purchases	16,073.9844	134,008
Sales	(4,753.0630)	(31,968)
Net realized gain (loss) on investment	—	(60,479)
Net change in unrealized appreciation (depreciation) on investment	—	978,692
Balance at March 31, 2024	743,340.6302	$7,053,559

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2024	309,529.3045	$4,803,895
Purchases	17,527.8501	306,000
Sales	—	—
Net realized gain (loss) on investment	—	—
Net change in unrealized appreciation (depreciation) on investment	—	1,172,546
Balance at March 31, 2024	327,057.1546	$6,282,441

	Polygon (MATIC)
	Units	Fair Value
Balance at January 1, 2024	5,257,194.4118	$5,114,199
Purchases	126,530.8800	119,000
Sales	—	—
Net realized gain (loss) on investment	—	—
Net change in unrealized appreciation (depreciation) on investment	—	165,601
Balance at March 31, 2024	5,383,725.2918	$5,398,800

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2024	41,303.5713	$3,075,464
Purchases	193.7873	13,000
Sales	(90.4690)	(7,493)
Net realized gain (loss) on investment	—	1,423
Net change in unrealized appreciation (depreciation) on investment	—	790,806
Balance at March 31, 2024	41,406.8896	$3,873,200

As of March 31, 2024, Bitcoin represented 68.77% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 21.25%, while the remaining 9.98% of the Portfolio Crypto Assets were comprised of Solana, Ripple, Cardano, Avalanche, Polkadot, Chainlink, Polygon, and Litecoin.

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2023	11,819.9707	$195,753,017
Purchases	20.5358	610,300
Sales	(842.4636)	(24,902,079)
Net realized gain (loss) on investment	—	(2,603,484)
Net change in unrealized appreciation (depreciation) on investment	—	293,218,308
Balance at December 31, 2023	10,998.0429	$462,076,062

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2023	74,021.6567	$88,589,859
Purchases	557.8226	1,028,557
Sales	(7,357.7350)	(13,782,315)
Net realized gain (loss) on investment	—	3,976,791
Net change in unrealized appreciation (depreciation) on investment	—	75,110,373
Balance at December 31, 2023	67,221.7443	$154,923,265

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2023	225,537.2136	$2,223,797
Purchases	29,487.6682	831,018
Sales	(15,148.5137)	(367,563)
Net realized gain (loss) on investment	—	(2,012,895)
Net change in unrealized appreciation (depreciation) on investment	—	24,469,484
Balance at December 31, 2023	239,876.3681	$25,143,841

	Ripple (XRP)
	Units	Fair Value
Balance at January 1, 2023	—	$—
Purchases	30,827,319.0476	22,024,490
Sales	(502,492.4040)	(300,039)
Net realized gain (loss) on investment	—	(61,756)
Net change in unrealized appreciation (depreciation) on investment	—	(2,837,043)
Balance at December 31, 2023	30,324,826.6436	$18,825,652

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2023	21,522,897.0117	$5,283,871
Purchases	450,981.2834	155,001
Sales	(2,196,517.5281)	(699,362)
Net realized gain (loss) on investment	—	(2,244,191)
Net change in unrealized appreciation (depreciation) on investment	—	9,448,229
Balance at December 31, 2023	19,777,360.7670	$11,943,548

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2023	191,304.3666	$2,083,305
Purchases	210,881.9742	4,436,602
Sales	(206,622.2642)	(1,908,090)
Net realized gain (loss) on investment	—	(17,184,235)
Net change in unrealized appreciation (depreciation) on investment	—	20,432,138
Balance at December 31, 2023	195,564.0766	$7,859,720

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2023	728,522.0272	$3,151,586
Purchases	68,667.8122	368,628
Sales	(65,170.1306)	(353,741)
Net realized gain (loss) on investment	—	(931,830)
Net change in unrealized appreciation (depreciation) on investment	—	3,798,663
Balance at December 31, 2023	732,019.7088	$6,033,306

	Polygon (MATIC)
	Units	Fair Value
Balance at January 1, 2023	5,364,647.6643	$4,063,721
Purchases	261,220.9012	280,000
Sales	(368,674.1537)	(258,068)
Net realized gain (loss) on investment	—	(435,629)
Net change in unrealized appreciation (depreciation) on investment	—	1,464,175
Balance at December 31, 2023	5,257,194.4118	$5,114,199

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2023	301,859.6002	$1,646,342
Purchases	631,509.3182	4,973,461
Sales	(623,839.6139)	(4,565,192)
Net realized gain (loss) on investment	—	(218,518)
Net change in unrealized appreciation (depreciation) on investment	—	2,967,802
Balance at December 31, 2023	309,529.3045	$4,803,895

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2023	44,176.0683	$3,012,808
Purchases	—	—
Sales	(2,872.4970)	(239,740)
Net realized gain (loss) on investment	—	81,508
Net change in unrealized appreciation (depreciation) on investment	—	220,888
Balance at December 31, 2023	41,303.5713	$3,075,464

	Bitcoin Cash (BCH)
	Units	Fair Value
Balance at January 1, 2023	—	$—
Purchases	11,126.1639	2,640,379
Sales	(11,126.1639)	(2,433,848)
Net realized gain (loss) on investment	—	(206,531)
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at December 31, 2023	—	$—

	Cosmos (ATOM)
	Units	Fair Value
Balance at January 1, 2023	—	$—
Purchases	178,366.2493	2,395,000
Sales	(178,366.2493)	(1,975,406)
Net realized gain (loss) on investment	—	(419,594)
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at December 31, 2023	—	$—

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2023	462,947.3743	$2,343,903
Purchases	—	—
Sales	(462,947.3743)	(2,054,591)
Net realized gain (loss) on investment	—	(894,060)
Net change in unrealized appreciation (depreciation) on investment	—	604,748
Balance at December 31, 2023	—	$—

	Flare (FLR)
	Units	Fair Value
Balance at January 1, 2023	—	$—
Purchases	1,953,075.1500	68,436
Sales	(1,953,075.1500)	(66,645)
Net realized gain (loss) on investment	—	(1,791)
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at December 31, 2023	—	$—

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

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the three month period ended March 31, 2024.

Crypto Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$70,840.97	Coinbase
Ethereum (ETH)	$3,564.53	Coinbase
Solana (SOL)	$186.28	Coinbase
Ripple (XRP)	$0.63	Coinbase
Cardano (ADA)	$0.65	Coinbase
Avalanche (AVAX)	$54.62	Coinbase
Polkadot (DOT)	$9.49	Coinbase
Chainlink (LINK)	$19.21	Coinbase
Polygon (MATIC)	$1.00	Coinbase
Litecoin (LTC)	$93.54	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at March 31, 2024.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$1,125,334,251	$—	$—	$1,125,334,251

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2023.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$699,798,952	$—	$—	$699,798,952

During the periods ended March 31, 2024 and December 31, 2023, there were no significant transfers into or out of any levels of the fair value hierarchy.

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

The Trust generally records receipt of a new Crypto Asset created due to a Hard Fork at the time the Hard Fork is effective. The Trust’s methodology for determining effectiveness of the fork is when two or more recognized exchanges quote prices for the forked coin. Some exchanges and custodians do not honor Hard Forks or may honor Hard Forks in the future. In such cases, the Trust will record receipt of the new Crypto Asset at the time two or more recognized exchanges begin quoting prices for the asset. Although the Trust records the asset into its books and records at the time the fork is effective, as described above, the Trust’s custodian may take an extended period of time to make the forked asset available for transfer, and it may never make the forked asset available for transfer, which could lead to either the Trust holding the asset longer than it would otherwise hold the asset (if it was freely transferrable), or a complete write-down in the value of the forked asset. The Trust does not allocate any of the original Crypto Asset’s cost to the new Crypto Asset and recognizes unrealized gains equal to the fair value of the new Crypto Asset received. During the period ended March 31, 2024, there were no hard forks recognized or not recognized.

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

The Trust intermittently receives Airdrops of new Crypto Assets. The use of Airdrops is generally to promote the launch and use of new Crypto Assets by providing a small amount of the new Crypto Assets to the private wallets or exchange accounts of holders of existing related Crypto Assets. Airdropped Crypto Assets can have substantially different Blockchain technology that has no relation to any existing Crypto Asset, and many Airdrops may be without value. The Trust will only record receipt of airdropped Crypto Assets if when received, the airdropped Crypto Assets have value. Crypto Assets received from Airdrops have no cost basis and the Trust recognizes other income equal to the fair value of the new Crypto Asset received. There were no Airdrops recognized or unrecognized during the three month period ended March 31, 2024.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2024 and December 31, 2023, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2023, the 2022, 2021, and 2020 tax years remain open for examination. There were no examinations in progress at period end.

Financial Instruments with Off-Balance-Sheet Risk

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At March 31, 2024, Crypto Assets of approximately $7,753,989 and no cash reside on exchanges. At December 31, 2023, the Trust had a $2,770,000 receivable from Crypto Assets sold and approximately $900 in cash in the Trust bank accounts.

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

Custody of Crypto Assets

The Custodian serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At March 31, 2024 and December 31, 2023, Crypto Assets of approximately $1,117,580,262 and $698,528,691 are held by the Custodian, respectively.

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

Period	Shares Offered	Shares Sold	Number of Purchasers	Avg. Price Per Share	High Price Per Share	Date	Low Price Per Share	Date
January 1, 2021 to March 31, 2021	Unlimited	4,647,510	536	$34.65	$51.02	3/30/21	$28.82	1/21/21
April 1, 2021 to June 30, 2021	Unlimited	335,785	192	$49.03	$60.39	5/11/21	$31.44	6/22/21
July 1, 2021 to September 30, 2021	Unlimited	40,296	39	$41.15	$53.19	9/2/21	$28.62	7/20/21
October 1, 2021 to December 31, 2021	Unlimited	86,116	15	$62.13	$68.87	11/9/21	$52.36	10/5/21
January 1, 2022 to March 31, 2022	Unlimited	—	—	—	—	—	—	—
April 1, 2022 to June 30, 2022	Unlimited	—	—	—	—	—	—	—
July 1, 2022 to September 30, 2022	Unlimited	—	—	—	—	—	—	—
October 1, 2022 to December 31, 2022	Unlimited	—	—	—	—	—	—	—
January 1, 2023 to March 31, 2023	Unlimited	—	—	—	—	—	—	—
April 1, 2023 to June 30, 2023	Unlimited	—	—	—	—	—	—	—
July 1, 2023 to September 30, 2023	Unlimited	—	—	—	—	—	—	—
October 1, 2023 to December 31, 2023	Unlimited	—	—	—	—	—	—	—
January 1, 2024 to March 31, 2024	Unlimited	—	—	—	—	—	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

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

Date: May 13, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.