Form 10-Q
period 2024-06-30
Bitwise 10 Crypto Index Fund
filed 2024-08-08
CIK 1723788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Number of shares of the registrant’s common stock outstanding as of August 8, 2024: 20,241,947

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
•
regulatory changes or actions by the United States ("U.S.") Congress or any U.S. federal or state agencies that may affect the value of the Shares or restrict the use of one or more Crypto Assets, Mining activity or the operation of their networks or the markets for the Portfolio Crypto Assets in a manner that adversely affects the value of the Shares;
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

Glossary

This glossary highlights some of the industry and other terms used elsewhere in this Quarterly Report on Form 10-Q but is not a complete list of all the terms used herein. Each of the following terms has the meaning set forth below:

“Airdrops” - mean a method to promote the launch and use of new Crypto Assets by providing a small amount of such new Crypto Assets to the private wallets or exchange accounts that support the new Crypto Asset and that hold existing related Crypto Assets.

“Bitcoin” or “BTC” - means a type of Crypto Asset based on an open-source cryptographic protocol existing on the Bitcoin network, comprising one type of the Crypto Assets underlying the Trust's Shares. The native Crypto Asset for the Bitcoin network is Bitcoin.

“Blockchain” - means the public transaction ledger of a Crypto Asset’s network on which transactions are recorded.

“Consensus Algorithm” - means the algorithm at the heart of the Blockchain system that enforces the convergence of all ledgers over time.

“Crypto Assets” - means a Crypto Asset designed to work as a store or value and/or medium of exchange wherein individual Crypto Asset ownership records are stored in a ledger, a computerized database using cryptography to secure transaction records, to control the creation of additional Crypto Assets and to verify the transfer of Crypto Asset ownership.

“Crypto Asset Network” - means the online, end user to end user network hosting the public transaction ledger, known as the Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Crypto Asset’s network.

“Crypto Asset Exchanges” - means a dealer market, a brokered market, principal to principal market or exchange market on which Crypto Assets are bought, sold, and traded.

“Custodian” - means Coinbase Custody Trust Company, LLC. On behalf of the Trust, the Custodian holds the Portfolio Crypto Assets.

“Emissions” - mean regular awards provided to holders of Crypto Assets in the form of Crypto Asset grants, and often in the form of the “gas” that powers transactions on the relevant Crypto Asset Network.

“Hard Fork” - occurs when there is a change in the set of rules governing a Blockchain that makes it more restrictive than the previous set of rules in place.

“Index” - means the Bitwise 10 Large Cap Crypto Index, the benchmark index for the Trust.

“Index Provider” - means Bitwise Index Services, LLC, an affiliate of the Trust that is controlled by the same parent entity as the Sponsor. The Index Provider administers the Index.

“Miners” - means stakeholders who help process transactions and ensure that the distributed ledgers that make up a proof of work Blockchain network stay consistent with one another.

“Mining” - means the act of solving computational puzzles through which transactions with Crypto Assets are verified and added to a proof of work Blockchain digital ledger in exchange for a Crypto Asset as a reward.

“NAV” - means net asset value.

"NAV of the Trust" - means the sum of the assets and liabilities of the Trust.

“NAV Per Share” - means the NAV of the Trust calculated on a per share basis.

“Portfolio Crypto Assets” - means the group of selected Crypto Assets that are held by the Trust.

“Shareholders” - means holders of common units of fractional undivided beneficial interest of the Trust.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”) and, as such, may elect to comply with certain reduced reporting requirements. For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to:

•
provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;
•
comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory auditor rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
•
comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the Securities and Exchange Commission determines otherwise;
•
provide certain disclosure regarding executive compensation required of larger public companies; or
•
obtain shareholder approval of any golden parachute payments not previously approved.

The Trust will cease to be an “emerging growth company” upon the earliest of (i) when it has $1.235 billion or more in total annual gross revenues during its most recently completed fiscal year; (ii) when it is deemed to be a large accelerated filer under Rule 12b-2 promulgated pursuant to the Securities Exchange Act of 1934; (iii) when it has issued more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

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

v

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Bitwise 10 Crypto Index Fund

(formerly known as Bitwise 10 Private Index Fund, LLC)

Financial Statements

June 30, 2024 (Unaudited) and December 31, 2023

Bitwise 10 Crypto Index Fund

Bitwise 10 Crypto Index Fund

Statements of Financial Condition

June 30, 2024 (unaudited) and December 31, 2023

Assets	June 30, 2024 (unaudited)	December 31, 2023
Investments in Crypto Assets, at fair value (cost $306,755,187 and $314,774,926)	$950,574,174	$699,798,952
Crypto Assets sold receivable	—	2,770,000
Cash	320,114	913
Other assets	166	263
Total Assets	$950,894,454	$702,570,128

Liabilities
Management fee payable	$1,981,029	$1,463,687
Subscriptions received in advance	301	301
Total Liabilities	1,981,330	1,463,988
Net Assets	$948,913,124	$701,106,140

Net Assets consists of:
Paid-in-capital	427,764,344	427,764,344
Accumulated net investment gain (loss)	(64,240,865)	(52,232,153)
Accumulated net realized gain (loss) on investments in Crypto Assets	(58,429,342)	(59,450,077)
Net unrealized appreciation (depreciation) on investments in Crypto Assets	643,818,987	385,024,026
Net Assets	$948,913,124	$701,106,140
Shares issued and outstanding, no par value (unlimited shares authorized)	20,241,947	20,241,947
Net asset value per share	$46.88	$34.64

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Schedules of Investments

June 30, 2024 (unaudited)

	Units	Fair Value	Percentage of Net Assets
Investments in Crypto Assets, at fair value *
Bitcoin	10,822.7163	$648,844,683	68.38%
Ethereum	66,162.3382	223,190,708	23.52
Solana	244,309.7829	34,367,057	3.62
Ripple	29,982,132.8127	14,175,552	1.49
Cardano	19,344,814.1951	7,600,577	0.80
Avalanche	215,669.2655	6,047,366	0.64
Polkadot	754,077.8402	4,711,478	0.50
Chainlink	317,424.5081	4,461,401	0.47
Bitcoin Cash	10,861.6522	4,206,609	0.44
NEAR Protocol	607,601.9414	2,968,743	0.31
Total investments in Crypto Assets, at fair value (cost $306,755,187)		$950,574,174	100.18
Other liabilities in excess of assets		(1,661,050)	(0.18)
Net Assets		$948,913,124	100.00%

December 31, 2023

	Units	Fair Value	Percentage of Net Assets
Investments in Crypto Assets, at fair value *
Bitcoin	10,998.0429	$462,076,062	65.91%
Ethereum	67,221.7443	154,923,265	22.10
Solana	239,876.3681	25,143,841	3.59
Ripple	30,324,826.6436	18,825,652	2.69
Cardano	19,777,360.7670	11,943,548	1.70
Avalanche	195,564.0766	7,859,720	1.12
Polkadot	732,019.7088	6,033,306	0.86
Polygon	5,257,194.4118	5,114,199	0.73
Chainlink	309,529.3045	4,803,895	0.69
Litecoin	41,303.5713	3,075,464	0.44
Total investments in crypto assets, at fair value (cost $314,774,926)		$699,798,952	99.81
Other assets in excess of liabilities		1,307,188	0.19
Net Assets		$701,106,140	100.00%

* Crypto Assets do not have a singular country or geographic region, therefore country information is omitted.

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three months ended June 30,		Six months ended June 30,
	2024 (unaudited)	2023 (unaudited)	2024 (unaudited)	2023 (unaudited)
Income
Other	$—	$68,436	$—	$68,436
Expenses
Management fee	$6,130,463	$3,182,242	$12,008,661	$6,024,544
Transaction and other fees	24	2,203	51	2,203
Total Expenses	6,130,487	3,184,445	12,008,712	6,026,747
Net Investment gain (loss)	(6,130,487)	(3,116,009)	(12,008,712)	(5,958,311)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from Crypto Assets	(495,930)	(220,133)	1,020,735	(2,159,366)
Net change in unrealized appreciation (depreciation) from Crypto Assets	(167,450,727)	21,961,446	258,794,961	223,022,103
Net realized and change in unrealized gain (loss) on investments	(167,946,657)	21,741,313	259,815,696	220,862,737
Net increase (decrease) in Net Assets resulting from operations	$(174,077,144)	$18,625,304	$247,806,984	$214,904,426

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three months ended June 30,		Six months ended June 30,
	2024 (unaudited)	2023 (unaudited)	2024 (unaudited)	2023 (unaudited)
Increase (decrease) in net assets from operations:
Net investment gain (loss)	$(6,130,487)	$(3,116,009)	$(12,008,712)	$(5,958,311)
Net realized gain (loss) from Crypto Assets	(495,930)	(220,133)	1,020,735	(2,159,366)
Net change in unrealized appreciation (depreciation) from Crypto Assets	(167,450,727)	21,961,446	258,794,961	223,022,103
Net increase (decrease) in net assets resulting from operations	(174,077,144)	18,625,304	247,806,984	214,904,426
Net Assets:
Beginning of Period	1,122,990,268	504,435,621	701,106,140	308,156,499
End of Period	$948,913,124	$523,060,925	$948,913,124	$523,060,925
Change in Shares outstanding:
Shares outstanding at beginning of period	20,241,947	20,241,947	20,241,947	20,241,947
Subscriptions	—	—	—	—
Net increase (decrease) in shares	—	—	—	—
Shares outstanding at end of period	20,241,947	20,241,947	20,241,947	20,241,947

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

The accompanying comparative financial statements are unaudited, but in the opinion of management of the Sponsor, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position of the Trust as of June 30, 2024 and December 31, 2023 and the results of operations for the three and six months ended June 30, 2024 and 2023. These interim financial statements should be read in conjunction with the Trust’s annual report on Form 10-K for the year ended December 31, 2023. Interim period results are not necessarily indicative of results for a full-year period.

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

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

During the three-months ended June 30, 2023, the Trust was eligible for a Flare (FLR) airdrop. The airdrop was based on the Trust’s XRP holding in its custody vault as of December 12, 2020. The Trust elected to participate in the airdrop and on April 17th, 2023, Other income resulting from the airdrop was booked into the Trust's assets. At the time of the airdrop, the result was a positive NAV increase of 0.013% bps, less than $0.00 NAV increase and $68,436 net asset increase to the Trust. On April 18th, 2023, the Trust sold the FLR and raised USD resulting in a minor loss to the Trust. The USD was used to purchase other assets in the Trust’s portfolio, since FLR wasn’t part of the Index of the Trust. The impact of this airdrop can be seen within the Statement of Operations under Other income and Net realized gain (loss) from Crypto Assets.

Calculation of Valuation

The process that the Sponsor developed for identifying a principal market (the "Principal Market"), as described in FASB ASC 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable Crypto Asset exchanges selected by the Sponsor and its affiliates in their sole discretion, including, but not limited to, Binance, Bitfinex, Bitflyer, Bitstamp, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset (the "Principal Market Price"). In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the six-month period ended June 30, 2024.

Crypto Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$59,952.11	Coinbase
Ethereum (ETH)	$3,373.38	Crypto.com
Solana (SOL)	$140.67	Coinbase
Ripple (XRP)	$0.47	Coinbase
Cardano (ADA)	$0.39	Coinbase
Avalanche (AVAX)	$28.04	Coinbase
Polkadot (DOT)	$6.25	Coinbase
Chainlink (LINK)	$14.06	Coinbase
Bitcoin Cash (BCH)	$387.29	Coinbase
NEAR Protocol (NEAR)	$4.89	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at June 30, 2024.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$950,574,174	$—	$—	$950,574,174

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2023.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$699,798,952	$—	$—	$699,798,952

4. Risks and Uncertainties

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure, or security breaches. Any of the Trust’s assets that reside on an exchange that closes may be lost. At June 30, 2024, Crypto Assets of approximately $155,100 and cash of approximately $319,600 resided on exchanges. At December 31, 2023, the Trust had a $2,770,000 receivable from Crypto Assets sold and Crypto Assets of approximately $1,270,260 resided on exchanges.

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

Custody of Crypto Assets

Coinbase Custody Trust Company, LLC (the “Custodian”) serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At June 30, 2024 and December 31, 2023, Crypto Assets of approximately $950,419,100 and $698,528,691 were held by the Custodian, respectively.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2024 and December 31, 2023, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2024, the 2023, 2022, 2021, and 2020 tax years remain open for examination. There were no examinations in progress at period end.

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

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

For the periods January 1, 2024 to June 30, 2024 and January 1, 2023 to June 30, 2023, the Shareholders were charged Management Fees of $12,008,661 and $6,024,544, respectively, of which $1,981,029 and $1,091,985 remained payable as of June 30, 2024 and 2023, respectively.

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

9. Financial Highlights

The following presents the financial highlights for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Per Share Performance	Investor Class	Investor Class	Investor Class	Investor Class
(for a share outstanding throughout the period)

Net asset value per share at beginning of period	$55.48	$24.92	$34.64	$15.22

Net increase (decrease) in Net Assets resulting from operations:
Net realized and change in unrealized gain (loss) on investments (1)	(8.30)	1.07	12.83	10.91
Net investment gain (loss) (1)	(0.30)	(0.15)	(0.59)	(0.29)
Net increase (decrease) in Net Assets resulting from operations	(8.60)	0.92	12.24	10.62

Net asset value per share at end of period	$46.88	$25.84	$46.88	$25.84

Total return	(15.50)%	3.69%	35.33%	69.78%

Supplemental Data
Ratios to average net asset value(2)
Expenses	2.51%	2.51%	2.51%	2.51%
Net investment loss	(2.51)%	(2.45)%	(2.51)%	(2.48)%
Net Assets at end of period	$948,913,124	$523,060,925	$948,913,124	$523,060,925
Average net assets(3)	$978,830,316	$508,097,903	$958,691,454	$480,959,405
Portfolio turnover	1.75%	0.96%	2.08%	1.55%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder’s return and ratios may vary based on the timing of capital transactions. Ratios have been annualized for the periods ended June 30, 2024 and 2023; total returns and portfolio turnover have not been annualized.

(1)
Net investment loss per share is calculated by dividing the net investment loss by the average number of shares outstanding during the period. Net realized and change in unrealized gain (loss) on investments is a balancing amount necessary to reconcile the change in net asset value per share with the other per share information.

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

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

11. Subsequent Events

The Sponsor has evaluated subsequent events through August 8, 2024, the date the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure.

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

In furtherance of this objective, the activities of the Trust include (i) issuing Shares in exchange for subscriptions, (ii) selling or buying Portfolio Crypto Assets in connection with monthly rebalancing, (iii) selling Portfolio Crypto Assets as necessary to cover the Management Fee (as defined below) and/or any Organizational Expenses (as defined below), (iv) causing the Sponsor to sell Portfolio Crypto Assets upon any potential future termination of the Trust, and (v) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement of Bitwise 10 Crypto Index Fund (the "Trust Agreement"), and the Custodian Agreement with the Custodian (the “Custodian Agreement").

The Trust’s principal investment objective is to invest in a Portfolio of Crypto Assets that tracks the Bitwise 10 Large Cap Crypto Index (the "Index") as closely as possible with certain exceptions determined by the Sponsor in its sole discretion. In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, Airdrops, Emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent. The Trust believes that it has met its principal investment objective. As of June 30, 2024, there was a correlation of 99.99% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“NAV”) of the shares, and the market price may at times be significantly above or below the shares’ NAV. The NAV of the Trust is calculated by summing the assets and liabilities and the NAV Per Share is calculated by dividing the total NAV by the shares outstanding. However, the Trust believes that any such deviation does not affect the Trust’s principal investment objective, as the Trust does not maintain or promote any business objectives related to the market trading price of its shares. Furthermore, under Regulation M, the Trust as issuer of the Shares is not permitted to take any actions that would seek to reconcile the NAV of the Shares and the market price of the Shares, and the Trust would not undertake business objectives that it was legally restricted from achieving.

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

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on OTCQX and the Trust’s NAV and a comparison of the NAV of the Trust vs the market price as quoted on OTCQX for the period December 10, 2020 to June 30, 2024.

From December 10, 2020 to June 30, 2024, the Shares of BITW traded at an average discount of 15.71%, based on closing prices at 4:00 pm ET, and estimated, unaudited, NAV Per Share. During that same period, the highest premium was 649.38% on December 16, 2020, and the lowest premium was 0.27% on August 4, 2021. During that same period, the highest discount was 67.80% on December 28, 2022, and the lowest discount was 0.09% on September 24, 2021. Given the lack of an ongoing redemption program and the holding period under Rule 144, there is no arbitrage mechanism to keep the Shares closely linked to the value of the Trust’s underlying holdings that may continue to have an adverse impact on investments in the Shares.

The following chart shows a comparison of the cumulative returns of the Index compared to the NAV of the Trust since inception to the period ended June 30, 2024.

Results of Operations

Financial Information for the Three and Six Months ended June 30, 2024 and 2023

The following table sets forth statements of operations data for the three and six months ended June 30, 2024 and 2023.

Statement of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024 (unaudited)	2023 (unaudited)	2024 (unaudited)	2023 (unaudited)
Income
Other	$—	$68,436	$—	$68,436
Expenses
Management fee	$6,130,463	$3,182,242	$12,008,661	$6,024,544
Transaction and other fees	24	2,203	51	2,203
Total Expenses	6,130,487	3,184,445	12,008,712	6,026,747
Net Investment gain (loss)	(6,130,487)	(3,116,009)	(12,008,712)	(5,958,311)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from Crypto Assets	(495,930)	(220,133)	1,020,735	(2,159,366)
Net change in unrealized appreciation (depreciation) from Crypto Assets	(167,450,727)	21,961,446	258,794,961	223,022,103
Net realized and change in unrealized gain (loss) on investments	(167,946,657)	21,741,313	259,815,696	220,862,737
Net increase (decrease) in Net Assets resulting from operations	$(174,077,144)	$18,625,304	$247,806,984	$214,904,426

Comparison of the six-month periods ended June 30, 2024 and 2023

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. Management fees for the six months ended

June 30, 2024 were $12,008,661 compared to management fees for the six months ended June 30, 2023 of $6,024,544. These changes were due to an increase in the Trust’s net asset value due to an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below).

Net realized gain (loss) from Crypto Assets

Net realized gain from Crypto Assets for the six months ended June 30, 2024 was $1,020,735 compared to net realized loss from Crypto Assets for the six months ended June 30, 2023 of $2,159,366. These changes were due to fluctuations in the value of the Portfolio Crypto Assets.

For the six-month period ended June 30, 2024, the Trust recorded net realized gains from sales of Bitcoin and Ethereum of $4,507,996 and $2,938,304, respectively, among the gains and losses realized in smaller amounts from the sale of other Portfolio Crypto Assets. These sales were made as a result of rebalancing activity and sales of Portfolio Crypto Assets to raise money to pay the management fee.

For the six-month period ended June 30, 2023, the Trust recorded net realized losses from sales of Bitcoin and Cardano of $930,621 and $735,998, respectively, among the gains and losses realized in smaller amounts from the sale of other Portfolio Crypto Assets. These sales were made as a result of rebalancing activity and sales of Portfolio Crypto Assets to raise money to pay the management fee.

Net change in unrealized appreciation (depreciation) from Crypto Assets

Net change in unrealized appreciation from Crypto Assets for the six months ended June 30, 2024 was $258,794,961 compared to net change in unrealized appreciation from Crypto Assets for six months ended June 30, 2023 of $223,022,103. The primary factor for the change was related to an increase in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

For the six-month period ended June 30, 2024 the Trust recorded net unrealized appreciation from Crypto Assets of Bitcoin and Ethereum of $192,466,150 and $69,542,641, respectively, among the unrealized gains and losses in smaller amounts of other Portfolio Crypto Assets.

For the six-month period ended June 30, 2023 the Trust recorded net unrealized appreciation from Crypto Assets of Bitcoin and Ethereum of $163,480,319 and $53,071,338, respectively, among the unrealized gains and losses in smaller amounts of other Portfolio Crypto Assets.

Net increase (decrease) in net assets resulting from operations

For the six-month period ended June 30, 2024, the Trust recorded a net increase in net assets resulting from operations of $247,806,984, compared to a net increase in net assets resulting from operations of $214,904,426 for the six-month period ended June 30, 2023. The primary factor that impacted 2024 net increase (decrease) in net assets resulting from operations compared to 2023 net increase (decrease) in net assets resulting from operations was a decrease in net realized loss and change in unrealized gain on investments with a net gain of $259,815,696 in 2024 compared to a net gain of $220,862,737 in 2023. The primary factor for the change was an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below).

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

Shareholder Subscriptions

As of November 18, 2021, the Sponsor to the Trust has closed the acceptance of all subscriptions to the Bitwise 10 Crypto Index Fund, pursuant to its rights under Sections 5 and 6 of the Trust Agreement. At this time, the Sponsor has no plans to reopen subscriptions to the Bitwise 10 Crypto Index Fund. There were no shareholder subscriptions during the quarter ended June 30, 2024.

Liquidity and Capital Resources

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

As described under the heading “Management Fee” above, in exchange for the Management Fee, the Sponsor is responsible for payment of almost all of the expenses incurred by the Trust. As a result, the only material ordinary expense of the Trust during the periods covered by this Registration Statement was the Management Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. See Part I, Item 2 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Fee” for additional discussion of the Trust’s fees and expenses.

Value of Portfolio Crypto Assets

As described in the Risk Factors set out in our Form 10-K filed with the SEC on March 1, 2024, the prices of the various Portfolio Crypto Assets held by the Trust are subject to extreme volatility. This volatility had a significant impact on the value of the Portfolio Crypto Assets for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 and the year ended December 31, 2023.

As shown below in the “Schedules of Investments,” the increase in total investments in Crypto Assets from January 1, 2024 to June 30, 2024 was due primarily to an increase in the value of the Portfolio Crypto Assets and to a lesser extent, by the sale of various Portfolio Crypto Assets to pay the Management Fee.

Shareholder Subscriptions and Redemptions

During the period from January 1, 2024 to June 30, 2024, there were no subscriptions or redemptions of Shares. There were 20,241,947 Shares outstanding as of June 30, 2024.

Schedules of Investments

The following provides details on the Portfolio Crypto Assets that comprise the Trust’s assets.

Six Months Ended June 30, 2024 and the Twelve Months Ended December 31, 2023

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2024	10,998.0429	$462,076,062
Purchases	—	—
Sales	(175.3266)	(10,205,525)
Net realized gain (loss) on investment	—	4,507,996
Net change in unrealized appreciation (depreciation) on investment	—	192,466,150
Balance at June 30, 2024	10,822.7163	$648,844,683

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2024	67,221.7443	$154,923,265
Purchases	432.0858	1,229,000
Sales	(1,491.4919)	(5,442,502)
Net realized gain (loss) on investment	—	2,938,304
Net change in unrealized appreciation (depreciation) on investment	—	69,542,641
Balance at June 30, 2024	66,162.3382	$223,190,708

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2024	239,876.3681	$25,143,841
Purchases	10,550.5042	1,262,000
Sales	(6,117.0894)	(924,066)
Net realized gain (loss) on investment	—	109,256
Net change in unrealized appreciation (depreciation) on investment	—	8,776,026
Balance at June 30, 2024	244,309.7829	$34,367,057

	Ripple (XRP)
	Units	Fair Value
Balance at January 1, 2024	30,324,826.6436	$18,825,652
Purchases	540,570.0964	307,421
Sales	(883,263.9273)	(429,569)
Net realized gain (loss) on investment	—	(206,381)
Net change in unrealized appreciation (depreciation) on investment	—	(4,321,571)
Balance at June 30, 2024	29,982,132.8127	$14,175,552

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2024	19,777,360.7670	$11,943,548
Purchases	188,505.7754	98,965
Sales	(621,052.3473)	(341,700)
Net realized gain (loss) on investment	—	(490,572)
Net change in unrealized appreciation (depreciation) on investment	—	(3,609,664)
Balance at June 30, 2024	19,344,814.1951	$7,600,577

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2024	195,564.0766	$7,859,720
Purchases	25,746.8330	1,006,500
Sales	(5,641.6441)	(206,840)
Net realized gain (loss) on investment	—	(27,667)
Net change in unrealized appreciation (depreciation) on investment	—	(2,584,347)
Balance at June 30, 2024	215,669.2655	$6,047,366

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2024	732,019.7088	$6,033,306
Purchases	30,081.2722	235,943
Sales	(8,023.1408)	(51,946)
Net realized gain (loss) on investment	—	(104,104)
Net change in unrealized appreciation (depreciation) on investment	—	(1,401,721)
Balance at June 30, 2024	754,077.8402	$4,711,478

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2024	309,529.3045	$4,803,895
Purchases	25,101.3301	443,997
Sales	(17,206.1265)	(231,738)
Net realized gain (loss) on investment	—	(90,437)
Net change in unrealized appreciation (depreciation) on investment	—	(464,316)
Balance at June 30, 2024	317,424.5081	$4,461,401

	Bitcoin Cash (BCH)
	Units	Fair Value
Balance at January 1, 2024	—	$—
Purchases	12,200.1241	5,250,000
Sales	(1,338.4719)	(598,580)
Net realized gain (loss) on investment	—	22,604
Net change in unrealized appreciation (depreciation) on investment	—	(467,415)
Balance at June 30, 2024	10,861.6522	$4,206,609

	NEAR Protocol (NEAR)
	Units	Fair Value
Balance at January 1, 2024	—	$—
Purchases	607,601.9414	4,450,000
Sales	—	—
Net realized gain (loss) on investment	—	—
Net change in unrealized appreciation (depreciation) on investment	—	(1,481,257)
Balance at June 30, 2024	607,601.9414	$2,968,743

	Polygon (MATIC)
	Units	Fair Value
Balance at January 1, 2024	5,257,194.4118	$5,114,199
Purchases	236,114.1348	229,000
Sales	(5,493,308.5466)	(3,797,244)
Net realized gain (loss) on investment	—	(4,686,742)
Net change in unrealized appreciation (depreciation) on investment	—	3,140,787
Balance at June 30, 2024	—	$—

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2024	41,303.5713	$3,075,464
Purchases	193.7882	13,000
Sales	(41,497.3595)	(3,876,820)
Net realized gain (loss) on investment	—	1,588,611
Net change in unrealized appreciation (depreciation) on investment	—	(800,255)
Balance at June 30, 2024	—	$—

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2024	—	$—
Purchases	416,683.0500	5,373,913
Sales	(416,683.0500)	(2,833,781)
Net realized gain (loss) on investment	—	(2,540,132)
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at June 30, 2024	—	$—

As of June 30, 2024, Bitcoin represented 68.26% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 23.48%, while the remaining 8.26% of the Portfolio Crypto Assets were comprised of Solana, Ripple, Cardano, Avalanche, Polkadot, Chainlink, Bitcoin Cash, and NEAR Protocol.

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

Significant Accounting Policies and Estimates

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. There were no material estimates involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition used in the preparation of the financial statements. In addition, please refer to Note 2 to the Financial Statements included in this Quarterly Report for further discussion of the Trust’s accounting policies.

Cash

Cash represents cash deposits held at financial institutions and Crypto Asset exchanges. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Investments and Valuation

Calculation of Valuation

The process that the Sponsor developed for identifying a principal market (the "Principal Market"), as described in FASB ASC 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable Crypto Asset exchanges selected by the Sponsor and its affiliates in their sole discretion, including, but not limited to, Binance, Bitfinex, Bitflyer, Bitstamp, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex,, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset (the "Principal Market Price"). In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the six month period ended June 30, 2024.

Crypto Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$59,952.11	Coinbase
Ethereum (ETH)	$3,373.38	Crypto.com
Solana (SOL)	$140.67	Coinbase
Ripple (XRP)	$0.47	Coinbase
Cardano (ADA)	$0.39	Coinbase
Avalanche (AVAX)	$28.04	Coinbase
Polkadot (DOT)	$6.25	Coinbase
Chainlink (LINK)	$14.06	Coinbase
Bitcoin Cash (BCH)	$387.29	Coinbase
NEAR Protocol (NEAR)	$4.89	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at June 30, 2024.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$950,574,174	$—	$—	$950,574,174

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2023.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$699,798,952	$—	$—	$699,798,952

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

The Trust generally records receipt of a new Crypto Asset created due to a Hard Fork at the time the Hard Fork is effective. The Trust’s methodology for determining effectiveness of the fork is when two or more recognized exchanges quote prices for the forked coin. Some exchanges and custodians do not honor Hard Forks or may honor Hard Forks in the future. In such cases, the Trust will record receipt of the new Crypto Asset at the time two or more recognized exchanges begin quoting prices for the asset. Although the Trust records the asset into its books and records at the time the fork is effective, as described above, the Trust’s custodian may take an extended period of time to make the forked asset available for transfer, and it may never make the forked asset available for transfer, which could lead to either the Trust holding the asset longer than it would otherwise hold the asset (if it was freely transferrable), or a complete write-down in the value of the forked asset. The Trust does not allocate any of the original Crypto Asset’s cost to the new Crypto Asset and recognizes unrealized gains equal to the fair value of the new Crypto Asset received. During the period ended June 30, 2024, there were no hard forks recognized or not recognized.

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

During the three months ended June 30, 2023, the Trust was eligible for a Flare (FLR) airdrop. The airdrop was based on the Trust’s XRP holding in its custody vault as of December 12, 2020. The Trust elected to participate in the airdrop and on April 17th, 2023, Other income resulting from the airdrop was booked into the Trust's assets. At the time of the airdrop, the result was a positive NAV increase of 0.013% bps, less than $0.00 NAV increase and $68,436 net asset increase to the Trust. On April 18th, 2023, the Trust sold the FLR and raised USD resulting in a minor loss to the Trust. The USD was used to purchase other assets in the Trust’s portfolio, since FLR wasn’t part of the Index of the Trust. The impact of this airdrop can be seen within the Statement of Operations under Other income and Net realized gain (loss) from Crypto Assets.

There were no Airdrops recognized or not recognized during the period ended June 30, 2024, the fiscal year ended December 31, 2022, or the fiscal year ended December 31, 2021.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2024 and December 31, 2023, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2024, the 2023, 2022, 2021 and 2020 tax years remain open for examination. There were no examinations in progress at period end.

Financial Instruments with Off-Balance-Sheet Risk

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At June 30, 2024, Crypto Assets of approximately $155,100 and cash of approximately $319,600 resided on exchanges. At December 31, 2023, the Trust had a $2,770,000 receivable from Crypto Assets sold and Crypto Assets of approximately $1,270,260 resided on exchanges.

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

Custody of Crypto Assets

The Custodian serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At June 30, 2024 and December 31, 2023, Crypto Assets of approximately $950,419,100 and $698,528,691 were held by the Custodian, respectively.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor performing functions equivalent to those a principal executive officer and principal financial and accounting officer of the Trust would perform if the Trust had any officers, and to the Board of Directors of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factor is being provided to supplement and update the risk factors set forth in Part I, Item 1A, “Risk Factors” of our 2023 Annual Report.

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

Since the Trust’s principal investment objective is to invest in a portfolio of Crypto Assets that tracks the Index as closely as possible, the Trust relies on the Index Methodology when the Trust determines which Crypto Assets it should invest in. The Trust, in the Sponsor’s sole discretion, may choose to immediately liquidate its position in any Portfolio Crypto Asset that it determines may be at undue risk of being in violation of U.S. federal securities laws or based on consideration of new public information available regarding the asset. The Sponsor makes its determination using the same process as the Committee, as set forth in “Item 1. Business-Eligibility of Crypto Assets.” Assets will lose eligibility and be removed from the Index at the next monthly reconstitution event if they violate any of the listed Eligibility Requirements for 30-consecutive days. Under extraordinary circumstances, assets may lose eligibility and be removed on a same-day basis by a unanimous vote of the quorum of members of the Committee. Such emergency removals will take place at 4:00 pm ET following the conclusion of the meeting and public posting of that notice on the Sponsor’s website.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1

Trust Agreement of Bitwise 10 Crypto Index Fund, by and among Bitwise Investment Advisers, LLC, Delaware Trust Company and the Shareholders from time to time thereunder (incorporated by reference to Exhibit 4.1 of the Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2024).

3.2	Certificate of Trust (incorporated by reference to Exhibit 4.2 of the Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2024).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

Bitwise Investment Advisers, LLC as Sponsor of Bitwise 10 Crypto Index Fund (BITW)

By:	/s/ Hunter Horsley
	Name:	Hunter Horsley*
	Title:	President (Principal Executive Officer)*

By:	/s/ Paul Fusaro
	Name:	Paul Fusaro*
	Title:	Title: Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)*

Date: August 8, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.