Form 10-Q
period 2024-09-30
Bitwise 10 Crypto Index Fund
filed 2024-11-08
CIK 1723788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Number of shares of the registrant’s common stock outstanding as of November 8, 2024: 20,241,947

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Bitwise 10 Crypto Index Fund

(formerly known as Bitwise 10 Private Index Fund, LLC)

Financial Statements

September 30, 2024 (Unaudited) and December 31, 2023

Bitwise 10 Crypto Index Fund

Bitwise 10 Crypto Index Fund

Statements of Financial Condition

September 30, 2024 (unaudited) and December 31, 2023

Assets	September 30, 2024 (unaudited)	December 31, 2023
Investments in Crypto Assets, at fair value (cost $304,203,174 and $314,774,926)	$936,381,809	$699,798,952
Crypto Assets sold receivable	300,000	2,770,000
Cash	766	913
Other assets	160	263
Total Assets	$936,682,735	$702,570,128

Liabilities
Management fee payable	$1,949,963	$1,463,687
Crypto Assets purchased payable	700,000	—
Subscriptions received in advance	301	301
Total Liabilities	2,650,264	1,463,988
Net Assets	$934,032,471	$701,106,140

Net Assets consists of:
Paid-in-capital	427,764,344	427,764,344
Accumulated net investment gain (loss)	(70,109,880)	(52,232,153)
Accumulated net realized gain (loss) on investments in Crypto Assets	(55,800,628)	(59,450,077)
Net unrealized appreciation (depreciation) on investments in Crypto Assets	632,178,635	385,024,026
Net Assets	$934,032,471	$701,106,140
Shares issued and outstanding, no par value (unlimited shares authorized)	20,241,947	20,241,947
Net asset value per share	$46.14	$34.64

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Schedules of Investments

September 30, 2024 (unaudited)

	Units	Fair Value	Percentage of Net Assets
Investments in Crypto Assets, at fair value *
Bitcoin	10,732.0578	$681,107,474	72.92%
Ethereum	65,280.5652	169,373,038	18.13
Solana	253,396.0153	39,271,314	4.20
Ripple	30,453,608.8017	18,960,417	2.03
Cardano	19,344,814.1951	7,335,554	0.79
Avalanche	222,015.1482	6,200,883	0.66
Chainlink	332,506.4553	3,980,102	0.43
Bitcoin Cash	10,764.2834	3,669,652	0.39
Polkadot	758,116.6428	3,424,413	0.37
Uniswap	410,598.9756	3,058,962	0.33
Total investments in Crypto Assets, at fair value (cost $304,203,174)		$936,381,809	100.25
Other liabilities in excess of assets		(2,349,338)	(0.25)
Net Assets		$934,032,471	100.00%

December 31, 2023

	Units	Fair Value	Percentage of Net Assets
Investments in Crypto Assets, at fair value *
Bitcoin	10,998.0429	$462,076,062	65.91%
Ethereum	67,221.7443	154,923,265	22.10
Solana	239,876.3681	25,143,841	3.59
Ripple	30,324,826.6436	18,825,652	2.69
Cardano	19,777,360.7670	11,943,548	1.70
Avalanche	195,564.0766	7,859,720	1.12
Polkadot	732,019.7088	6,033,306	0.86
Polygon	5,257,194.4118	5,114,199	0.73
Chainlink	309,529.3045	4,803,895	0.69
Litecoin	41,303.5713	3,075,464	0.44
Total investments in crypto assets, at fair value (cost $314,774,926)		$699,798,952	99.81
Other assets in excess of liabilities		1,307,188	0.19
Net Assets		$701,106,140	100.00%

* Crypto Assets do not have a singular country or geographic region, therefore country information is omitted.

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three months ended September 30,		Nine months ended September 30,
	2024 (unaudited)	2023 (unaudited)	2024 (unaudited)	2023 (unaudited)
Income
Other	$—	$—	$—	$68,436
Expenses
Management fee	$5,869,017	$2,927,022	$17,877,678	$8,951,566
Transaction and other fees	(2)	—	49	2,203
Total Expenses	5,869,015	2,927,022	17,877,727	8,953,769
Net Investment gain (loss)	(5,869,015)	(2,927,022)	(17,877,727)	(8,885,333)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from Crypto Assets	2,628,714	(4,074,541)	3,649,449	(6,234,107)
Net change in unrealized appreciation (depreciation) from Crypto Assets	(11,640,352)	(63,235,155)	247,154,609	159,787,148
Net realized and change in unrealized gain (loss) on investments	(9,011,638)	(67,309,696)	250,804,058	153,553,041
Net increase (decrease) in Net Assets resulting from operations	$(14,880,653)	$(70,236,718)	$232,926,331	$144,667,708

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three months ended September 30,		Nine months ended September 30,
	2024 (unaudited)	2023 (unaudited)	2024 (unaudited)	2023 (unaudited)
Increase (decrease) in net assets from operations:
Net investment gain (loss)	$(5,869,015)	$(2,927,022)	$(17,877,727)	$(8,885,333)
Net realized gain (loss) from Crypto Assets	2,628,714	(4,074,541)	3,649,449	(6,234,107)
Net change in unrealized appreciation (depreciation) from Crypto Assets	(11,640,352)	(63,235,155)	247,154,609	159,787,148
Net increase (decrease) in net assets resulting from operations	(14,880,653)	(70,236,718)	232,926,331	144,667,708
Net Assets:
Beginning of Period	948,913,124	523,060,925	701,106,140	308,156,499
End of Period	$934,032,471	$452,824,207	$934,032,471	$452,824,207
Change in Shares outstanding:
Shares outstanding at beginning of period	20,241,947	20,241,947	20,241,947	20,241,947
Subscriptions	—	—	—	—
Net increase (decrease) in shares	—	—	—	—
Shares outstanding at end of period	20,241,947	20,241,947	20,241,947	20,241,947

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

The accompanying comparative financial statements are unaudited, but in the opinion of management of the Sponsor, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position of the Trust as of September 30, 2024 and December 31, 2023 and the results of operations for the three and nine months ended September 30, 2024 and 2023. These interim financial statements should be read in conjunction with the Trust’s annual report on Form 10-K for the year ended December 31, 2023. Interim period results are not necessarily indicative of results for a full-year period.

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

Calculation of Valuation

The process that the Sponsor developed for identifying a principal market (the "Principal Market"), as described in FASB ASC 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable Crypto Asset exchanges selected by the Sponsor and its affiliates in their sole discretion, including, but not limited to, Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset (the "Principal Market Price"). In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the nine-month period ended September 30, 2024.

Crypto Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$63,464.76	Coinbase
Ethereum (ETH)	$2,594.54	Crypto.com
Solana (SOL)	$154.98	Coinbase
Ripple (XRP)	$0.62	Coinbase
Cardano (ADA)	$0.38	Coinbase
Avalanche (AVAX)	$27.93	Coinbase
Chainlink (LINK)	$11.97	Coinbase
Bitcoin Cash (BCH)	$340.91	Coinbase
Polkadot (DOT)	$4.52	Coinbase
Uniswap (UNI)	$7.45	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at September 30, 2024.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$936,381,809	$—	$—	$936,381,809

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2023.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$699,798,952	$—	$—	$699,798,952

4. Risks and Uncertainties

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure, or security breaches. Any of the Trust’s assets that reside on an exchange that closes may be lost. At September 30, 2024, the Trust had a $400,000 net payable from Crypto Assets purchased and no Crypto Assets or cash resided on exchanges. At December 31, 2023, the Trust had a $2,770,000 receivable from Crypto Assets sold and Crypto Assets of approximately $1,270,260 resided on exchanges.

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

Custody of Crypto Assets

Coinbase Custody Trust Company, LLC (the “Custodian”) serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At September 30, 2024 and December 31, 2023, Crypto Assets of $936,381,809 and $698,528,691 were held by the Custodian, respectively.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2024 and December 31, 2023, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2024, the 2023, 2022, and 2021 tax years remain open for examination. There were no examinations in progress at period end.

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

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

For the periods January 1, 2024 to September 30, 2024 and January 1, 2023 to September 30, 2023, the Shareholders were charged Management Fees of $17,877,678 and $8,951,566, respectively, of which $1,949,963 and $945,353 remained payable as of September 30, 2024 and 2023, respectively.

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

9. Financial Highlights

The following presents the financial highlights for the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September, 30, 2024	Nine months ended September, 30, 2023
Per Share Performance	Investor Class	Investor Class	Investor Class	Investor Class
(for a share outstanding throughout the period)

Net asset value per share at beginning of period	$46.88	$25.84	$34.64	$15.22

Net increase (decrease) in Net Assets resulting from operations:
Net realized and change in unrealized gain (loss) on investments (1)	(0.45)	(3.33)	12.38	7.59
Net investment gain (loss) (1)	(0.29)	(0.14)	(0.88)	(0.44)
Net increase (decrease) in Net Assets resulting from operations	(0.74)	(3.47)	11.50	7.15

Net asset value per share at end of period	$46.14	$22.37	$46.14	$22.37

Total return	(1.58)%	(13.43)%	33.20%	46.98%

Supplemental Data
Ratios to average net asset value(2)
Expenses	2.51%	2.51%	2.51%	2.51%
Net investment loss	(2.51)%	(2.51)%	(2.51)%	(2.49)%
Net Assets at end of period	$934,032,471	$452,824,207	$934,032,471	$452,824,207
Average net assets(3)	$937,086,300	$467,348,360	$951,489,736	$476,422,390
Portfolio turnover	0.82%	4.73%	2.90%	6.21%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder’s return and ratios may vary based on the timing of capital transactions. Ratios have been annualized for the periods ended September 30, 2024 and 2023; total returns and portfolio turnover have not been annualized.

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

11. Subsequent Events

The Sponsor has evaluated subsequent events through the date the financial statements were issued, and has determined that there are no subsequent events that require disclosure.

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

The Trust’s principal investment objective is to invest in a Portfolio of Crypto Assets that tracks the Bitwise 10 Large Cap Crypto Index (the "Index") as closely as possible with certain exceptions determined by the Sponsor in its sole discretion. In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, Airdrops, Emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent. The Trust believes that it has met its principal investment objective. As of September 30, 2024, there was a correlation of 99.99% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“NAV”) of the shares, and the market price may at times be significantly above or below the shares’ NAV. The NAV of the Trust is calculated by summing the assets and liabilities and the NAV Per Share is calculated by dividing the total NAV by the shares outstanding. However, the Trust believes that any such deviation does not affect the Trust’s principal investment objective, as the Trust does not maintain or promote any business objectives related to the market trading price of its shares. Furthermore, under Regulation M, the Trust as issuer of the Shares is not permitted to take any actions that would seek to reconcile the NAV of the Shares and the market price of the Shares, and the Trust would not undertake business objectives that it was legally restricted from achieving.

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

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on OTCQX and the Trust’s NAV and a comparison of the NAV of the Trust vs the market price as quoted on OTCQX for the period December 10, 2020 to September 30, 2024.

From December 10, 2020 to September 30, 2024, the Shares of BITW traded at an average discount of 16.57%, based on closing prices at 4:00 pm ET, and estimated, unaudited, NAV Per Share. During that same period, the highest premium was 649.38% on December 16, 2020, and the lowest premium was 0.27% on August 4, 2021. During that same period, the highest discount was 67.80% on December 28, 2022, and the lowest discount was 0.09% on September 24, 2021. Given the lack of an ongoing redemption program and the holding period under Rule 144, there is no arbitrage mechanism to keep the Shares closely linked to the value of the Trust’s underlying holdings that may continue to have an adverse impact on investments in the Shares.

The following chart shows a comparison of the cumulative returns of the Index compared to the NAV of the Trust since inception to the period ended September 30, 2024.

Results of Operations

Financial Information for the Three and Nine Months ended September 30, 2024 and 2023

The following table sets forth statements of operations data for the three and nine months ended September 30, 2024 and 2023.

Statement of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024 (unaudited)	2023 (unaudited)	2024 (unaudited)	2023 (unaudited)
Income
Other	$—	$—	$—	$68,436
Expenses
Management fee	$5,869,017	$2,927,022	$17,877,678	$8,951,566
Transaction and other fees	(2)	—	49	2,203
Total Expenses	5,869,015	2,927,022	17,877,727	8,953,769
Net Investment gain (loss)	(5,869,015)	(2,927,022)	(17,877,727)	(8,885,333)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from Crypto Assets	2,628,714	(4,074,541)	3,649,449	(6,234,107)
Net change in unrealized appreciation (depreciation) from Crypto Assets	(11,640,352)	(63,235,155)	247,154,609	159,787,148
Net realized and change in unrealized gain (loss) on investments	(9,011,638)	(67,309,696)	250,804,058	153,553,041
Net increase (decrease) in Net Assets resulting from operations	$(14,880,653)	$(70,236,718)	$232,926,331	$144,667,708

Comparison of the three-month periods ended September 30, 2024 and 2023

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. Management fees for the three months ended

September 30, 2024 were $5,869,017 compared to management fees for the three months ended September 30, 2023 of $2,927,022. These changes were due to an increase in the Trust’s net asset value due to an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below).

Net realized gain (loss) from Crypto Assets

Net realized gain from Crypto Assets for the three months ended September 30, 2024 was $2,628,714 compared to net realized loss from Crypto Assets for the three months ended September 30, 2023 of $4,074,541. These changes were due to fluctuations in the value of the Portfolio Crypto Assets.

For the three-month period ended September 30, 2024, the Trust recorded net realized gains from sales of Bitcoin and Ethereum of approximately $2,662,860 and $1,616,962, respectively, among the gains and losses realized in smaller amounts from the sale of other Portfolio Crypto Assets. These sales were made as a result of rebalancing activity and sales of Portfolio Crypto Assets to raise money to pay the management fee.

For the three-month period ended September 30, 2023, the Trust recorded net realized gains from sales of Ethereum and net realized losses from the sales of Bitcoin of approximately $2,011,208 and $1,896,151, respectively, among the gains and losses realized in smaller amounts from the sale of other Portfolio Crypto Assets. These sales were made as a result of rebalancing activity and sales of Portfolio Crypto Assets to raise money to pay the management fee.

Net change in unrealized appreciation (depreciation) from Crypto Assets

Net change in unrealized depreciation from Crypto Assets for the three months ended September 30, 2024 was $11,640,352 compared to net change in unrealized depreciation from Crypto Assets for three months ended September 30, 2023 of $63,235,155. The primary factor for the change was related to a decrease in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

For the three-month period ended September 30, 2024 the Trust recorded net unrealized depreciation from Crypto Assets of Ethereum and net unrealized appreciation of Bitcoin of approximately $52,844,634 and $34,989,433, respectively, among the unrealized gains and losses in smaller amounts of other Portfolio Crypto Assets.

For the three-month period ended September 30, 2023 the Trust recorded net unrealized depreciation from Crypto Assets of Bitcoin and Ethereum of approximately $37,209,814 and $20,275,467, respectively, among the unrealized gains and losses in smaller amounts of other Portfolio Crypto Assets.

Net increase (decrease) in net assets resulting from operations

For the three-month period ended September 30, 2024, the Trust recorded a net decrease in net assets resulting from operations of $14,880,653, compared to a net decrease in net assets resulting from operations of $70,236,718 for the three-month period ended September 30, 2023. The primary factor that impacted 2024 net decrease in net assets resulting from operations compared to 2023 net decrease in net assets resulting from operations was a decrease in net realized loss and change in unrealized gain on investments with a net loss of $11,640,352 in 2024 compared to a net loss of $63,235,155 in 2023. The primary factor for the change was an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below).

Comparison of the nine-month periods ended September 30, 2024 and 2023

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. Management fees for the nine months ended September 30, 2024 were $17,877,678 compared to management fees for the nine months ended September 30, 2023 of $8,951,566. These changes were due to an increase in the Trust’s net asset value due to an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below).

Net realized gain (loss) from Crypto Assets

Net realized gain from Crypto Assets for the nine months ended September 30, 2024 was $3,649,449 compared to net realized loss from Crypto Assets for the nine months ended September 30, 2023 of $6,234,107. These changes were due to fluctuations in the value of the Portfolio Crypto Assets.

For the nine-month period ended September 30, 2024, the Trust recorded net realized gains from sales of Bitcoin and Ethereum of $7,170,856 and $4,555,266, respectively, among the gains and losses realized in smaller amounts from the sale of other Portfolio

Crypto Assets. These sales were made as a result of rebalancing activity and sales of Portfolio Crypto Assets to raise money to pay the management fee.

For the nine-month period ended September 30, 2023, the Trust recorded net realized losses from sales of Bitcoin and Solana of $2,826,800 and $1,859,900, respectively, among the gains and losses realized in smaller amounts from the sale of other Portfolio Crypto Assets. These sales were made as a result of rebalancing activity and sales of Portfolio Crypto Assets to raise money to pay the management fee.

Net change in unrealized appreciation (depreciation) from Crypto Assets

Net change in unrealized appreciation from Crypto Assets for the nine months ended September 30, 2024 was $247,154,609 compared to net change in unrealized appreciation from Crypto Assets for nine months ended September 30, 2023 of $159,787,148. The primary factor for the change was related to an increase in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

For the nine-month period ended September 30, 2024 the Trust recorded net unrealized appreciation from Crypto Assets of Bitcoin and Ethereum of $227,455,583 and $16,698,007, respectively, among the unrealized gains and losses in smaller amounts of other Portfolio Crypto Assets.

For the nine-month period ended September 30, 2023 the Trust recorded net unrealized appreciation from Crypto Assets of Bitcoin and Ethereum of $126,270,500 and $32,795,900, respectively, among the unrealized gains and losses in smaller amounts of other Portfolio Crypto Assets.

Net increase (decrease) in net assets resulting from operations

For the nine-month period ended September 30, 2024, the Trust recorded a net increase in net assets resulting from operations of $232,926,331, compared to a net increase in net assets resulting from operations of $144,667,708 for the nine-month period ended September 30, 2023. The primary factor that impacted 2024 net increase in net assets resulting from operations compared to 2023 net increase in net assets resulting from operations was a decrease in net realized loss and an increase in the change in unrealized gain on investments with a net gain of $250,804,058 in 2024 compared to a net gain of $153,533,041 in 2023. The primary factor for the change was an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below).

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

Shareholder Subscriptions

As of November 18, 2021, the Sponsor to the Trust has closed the acceptance of all subscriptions to the Bitwise 10 Crypto Index Fund, pursuant to its rights under Sections 5 and 6 of the Trust Agreement. At this time, the Sponsor has no plans to reopen subscriptions to the Bitwise 10 Crypto Index Fund. There were no shareholder subscriptions during the quarter ended September 30, 2024.

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

Value of Portfolio Crypto Assets

As described in the Risk Factors set out in our Form 10-K filed with the SEC on March 1, 2024, the prices of the various Portfolio Crypto Assets held by the Trust are subject to extreme volatility. This volatility had a significant impact on the value of the Portfolio Crypto Assets for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 and the year ended December 31, 2023.

As shown below in the “Schedules of Investments,” the increase in total investments in Crypto Assets from January 1, 2024 to September 30, 2024 was due primarily to an increase in the value of the Portfolio Crypto Assets and to a lesser extent, by the sale of various Portfolio Crypto Assets to pay the Management Fee.

Shareholder Subscriptions and Redemptions

During the period from January 1, 2024 to September 30, 2024, there were no subscriptions or redemptions of Shares. There were 20,241,947 Shares outstanding as of September 30, 2024.

Schedules of Investments

The following provides details on the Portfolio Crypto Assets that comprise the Trust’s assets.

Nine Months Ended September 30, 2024 and the Twelve Months Ended December 31, 2023

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2024	10,998.0429	$462,076,062
Purchases	3.7833	247,000
Sales	(269.7684)	(15,842,027)
Net realized gain (loss) on investment	—	7,170,856
Net change in unrealized appreciation (depreciation) on investment	—	227,455,583
Balance at September 30, 2024	10,732.0578	$681,107,474

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2024	67,221.7443	$154,923,265
Purchases	757.8431	2,329,002
Sales	(2,699.0222)	(9,132,502)
Net realized gain (loss) on investment	—	4,555,266
Net change in unrealized appreciation (depreciation) on investment	—	16,698,007
Balance at September 30, 2024	65,280.5652	$169,373,038

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2024	239,876.3681	$25,143,841
Purchases	20,299.1894	2,699,000
Sales	(6,779.5422)	(1,013,971)
Net realized gain (loss) on investment	—	82,082
Net change in unrealized appreciation (depreciation) on investment	—	12,360,362
Balance at September 30, 2024	253,396.0153	$39,271,314

	Ripple (XRP)
	Units	Fair Value
Balance at January 1, 2024	30,324,826.6436	$18,825,652
Purchases	1,012,046.0855	587,421
Sales	(883,263.9274)	(429,568)
Net realized gain (loss) on investment	—	(206,381)
Net change in unrealized appreciation (depreciation) on investment	—	183,293
Balance at September 30, 2024	30,453,608.8017	$18,960,417

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2024	19,777,360.7670	$11,943,548
Purchases	188,505.7754	98,966
Sales	(621,052.3473)	(341,700)
Net realized gain (loss) on investment	—	(490,572)
Net change in unrealized appreciation (depreciation) on investment	—	(3,874,688)
Balance at September 30, 2024	19,344,814.1951	$7,335,554

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2024	195,564.0766	$7,859,720
Purchases	32,862.8089	1,186,404
Sales	(6,411.7373)	(226,840)
Net realized gain (loss) on investment	—	(38,786)
Net change in unrealized appreciation (depreciation) on investment	—	(2,579,615)
Balance at September 30, 2024	222,015.1482	$6,200,883

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2024	732,019.7088	$6,033,306
Purchases	34,120.0748	257,943
Sales	(8,023.1408)	(51,946)
Net realized gain (loss) on investment	—	(104,104)
Net change in unrealized appreciation (depreciation) on investment	—	(2,710,786)
Balance at September 30, 2024	758,116.6428	$3,424,413

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2024	309,529.3045	$4,803,895
Purchases	40,183.2772	638,997
Sales	(17,206.1264)	(231,737)
Net realized gain (loss) on investment	—	(90,437)
Net change in unrealized appreciation (depreciation) on investment	—	(1,140,616)
Balance at September 30, 2024	332,506.4553	$3,980,102

	Bitcoin Cash (BCH)
	Units	Fair Value
Balance at January 1, 2024	—	$—
Purchases	13,405.6864	5,655,500
Sales	(2,641.4030)	(1,034,580)
Net realized gain (loss) on investment	—	(102,078)
Net change in unrealized appreciation (depreciation) on investment	—	(849,190)
Balance at September 30, 2024	10,764.2834	$3,669,652

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2024	—	$—
Purchases	828,677.0697	9,173,913
Sales	(418,078.0941)	(2,843,781)
Net realized gain (loss) on investment	—	(2,542,999)
Net change in unrealized appreciation (depreciation) on investment	—	(728,171)
Balance at September 30, 2024	410,598.9756	$3,058,962

	Polygon (MATIC)
	Units	Fair Value
Balance at January 1, 2024	5,257,194.4118	$5,114,199
Purchases	236,114.1349	229,000
Sales	(5,493,308.5467)	(3,797,244)
Net realized gain (loss) on investment	—	(4,686,742)
Net change in unrealized appreciation (depreciation) on investment	—	3,140,787
Balance at September 30, 2024	—	$—

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2024	41,303.5713	$3,075,464
Purchases	193.7882	13,000
Sales	(41,497.3595)	(3,876,820)
Net realized gain (loss) on investment	—	1,588,611
Net change in unrealized appreciation (depreciation) on investment	—	(800,255)
Balance at September 30, 2024	—	$—

	NEAR Protocol (NEAR)
	Units	Fair Value
Balance at January 1, 2024	—	$—
Purchases	607,602.0006	4,450,000
Sales	(607,602.0006)	(2,964,735)
Net realized gain (loss) on investment	—	(1,485,265)
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at September 30, 2024	—	$—

As of September 30, 2024, Bitcoin represented 72.74% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 18.09%, while the remaining 9.17% of the Portfolio Crypto Assets were comprised of Solana, Ripple, Cardano, Avalanche, Chainlink, Bitcoin Cash, Polkadot, and Uniswap.

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

Investments and Valuation

Calculation of Valuation

The process that the Sponsor developed for identifying a principal market (the "Principal Market"), as described in FASB ASC 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable Crypto Asset exchanges selected by the Sponsor and its affiliates in their sole discretion, including, but not limited to, Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset (the "Principal Market Price"). In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the six month period ended September 30, 2024.

Crypto Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$63,464.76	Coinbase
Ethereum (ETH)	$2,594.54	Crypto.com
Solana (SOL)	$154.98	Coinbase
Ripple (XRP)	$0.62	Coinbase
Cardano (ADA)	$0.38	Coinbase
Avalanche (AVAX)	$27.93	Coinbase
Chainlink (LINK)	$11.97	Coinbase
Bitcoin Cash (BCH)	$340.91	Coinbase
Polkadot (DOT)	$4.52	Coinbase
Uniswap (UNI)	$7.45	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at September 30, 2024.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$936,381,809	$—	$—	$936,381,809

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2023.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$699,798,952	$—	$—	$699,798,952

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

The Trust generally records receipt of a new Crypto Asset created due to a Hard Fork at the time the Hard Fork is effective. The Trust’s methodology for determining effectiveness of the fork is when two or more recognized exchanges quote prices for the forked coin. Some exchanges and custodians do not honor Hard Forks or may honor Hard Forks in the future. In such cases, the Trust will record receipt of the new Crypto Asset at the time two or more recognized exchanges begin quoting prices for the asset. Although the Trust records the asset into its books and records at the time the fork is effective, as described above, the Trust’s custodian may take an extended period of time to make the forked asset available for transfer, and it may never make the forked asset available for transfer, which could lead to either the Trust holding the asset longer than it would otherwise hold the asset (if it was freely transferrable), or a complete write-down in the value of the forked asset. The Trust does not allocate any of the original Crypto Asset’s cost to the new Crypto Asset and recognizes unrealized gains equal to the fair value of the new Crypto Asset received. During the period ended September 30, 2024, there were no hard forks recognized or not recognized.

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

There were no Airdrops recognized or not recognized during the period ended September 30, 2024, the fiscal year ended December 31, 2022, or the fiscal year ended December 31, 2021.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2024 and December 31, 2023, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2024, the 2023, 2022, and 2021 tax years remain open for examination. There were no examinations in progress at period end.

Financial Instruments with Off-Balance-Sheet Risk

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At September 30, 2024, the Trust had a $400,000 net payable from Crypto Assets purchased and no Crypto Assets or cash resided on exchanges. At December 31, 2023, the Trust had a $2,770,000 receivable from Crypto Assets sold and Crypto Assets of approximately $1,270,260 resided on exchanges.

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

Custody of Crypto Assets

The Custodian serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At September 30, 2024 and December 31, 2023, Crypto Assets of approximately $936,381,800 and $698,528,691 were held by the Custodian, respectively.

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

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

32.1*

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

32.2*

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

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

Date: November 8, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.