Form 10-K
period 2024-12-31
Bitwise 10 Crypto Index Fund
filed 2025-02-20
CIK 1723788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $682,936,133, computed by reference to the closing sale price of the registrant’s common stock on the OTCQX, on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.

Number of shares of the registrant’s common stock outstanding as of February 20, 2025: 20,241,947.

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
•
regulatory changes or actions by the United States (“U.S.”) Congress or any U.S. federal or state agencies that may affect the value of the Shares or restrict the use of one or more Crypto Assets, Mining activity or the operation of their networks or the markets for the Portfolio Crypto Assets in a manner that adversely affects the value of the Shares;
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

“Crypto Assets” – means a Crypto Asset designed to work as a store of value and/or medium of exchange wherein individual Crypto Asset ownership records are stored in a ledger, a computerized database using cryptography to secure transaction records, to control the creation of additional Crypto Assets and to verify the transfer of Crypto Asset ownership.

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

“Market-Capitalization Weighted” – means the top 10 Crypto Assets in the Bitwise 10 Crypto Index selected and held in proportion to their valuation.

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

“Portfolio Crypto Assets” – means the group of selected Crypto Assets held by the Trust.

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

“Shareholders” – means holders of common units of fractional undivided beneficial interest of the Trust.

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

The Trust believes that it has met its principal investment objective, however, because the Trust does not operate a redemption program for the Shares, because of the holding period required under Rule 144 for the sale of the Shares purchased from the Trust, and because the Trust may from time to time halt Share subscriptions, there can be no assurance that the value of the Shares will reflect the value of the Trust’s NAV Per Share, and the Shares may trade at a substantial premium over, or a substantial discount to, the value of the Trust’s NAV Per Share, and as such, there can be no assurance that an investor will achieve a return on investment that tracks the performance of the Index. As of December 31, 2024, there was a correlation of 99.99% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“NAV”) of the Shares, that to date the Shares traded on the secondary market have not closely tracked the NAV of the Shares, and that the market price of the Shares has been and may continue to be significantly above or below the net asset value per share (“NAV Per Share”). However, the Trust does not have control over an investor’s ability to achieve a return on investment that tracks the performance of the Index. The trading price of the Shares is determined by the market, and at times the Shares will trade at a premium or a discount to the NAV Per Share. Regardless of the Trust or Sponsor’s methods of managing the underlying portfolio, the price an investor will pay on the secondary market could differ significantly from the NAV Per Share. The Trust does not seek to track the performance of the trading of Shares on the secondary market and the trading price for those Shares. The price an investor will pay on the secondary market may be significantly different from the NAV Per Share. Furthermore, under Regulation M, the Trust, as the issuer of the Shares, is not legally permitted to take the types of actions that might help to reconcile the NAV Per Share and the market price per Share.

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

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on OTCQX and the Trust’s NAV and a comparison of the NAV of the Trust vs the market price as quoted on OTCQX for the period December 10, 2020 through December 31, 2024:

BITW Premium/(Discount): BITW Share Price
vs. NAV per Share (%)
700.00%
600.00%
500.00%
400.00%
300.00%
200.00%
100.00%
0.00%
-100.00%
Dec-20
Jan-21
Feb-21
Mar-21
Apr-21
May-21
Jun-21
Jul-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
Jan-24
Feb-24
Mar-24
Apr-24
May-24
Jun-24
Jul-24
Aug-24
Sep-24
Oct-24
Nov-24
Dec-24

From December 10, 2020 to December 31, 2024, the Shares of BITW traded at an average discount, based on closing prices at 4:00 pm ET, and estimated, un-audited, NAV Per Share of 16.72%. During that same period, the highest premium was 649.38% on December 16, 2020, and the lowest premium was 0.27% on August 4, 2021. During that same period, the highest discount was 67.80% on December 28, 2022, and the lowest discount was 0.09% on September 24, 2021. Given the lack of an ongoing redemption program and the holding period under Rule 144, there is no arbitrage mechanism to keep the Shares closely linked to the value of the Trust’s underlying holdings that may continue to have an adverse impact on investments in the Shares.

The following chart shows a comparison of the cumulative returns of the Index compared to the NAV of the Trust:

Cumulative Returns: Bitwise 10 Large Cap Crypto Index vs. Bitwise 10 Crypto Index Fund
(NAV per Share) October 31, 2017 through December 31, 2024
800%
700%
600%
500%
400%
300%
200%
100%
0%
-100%
-200%
Oct-17
Dec-17
Feb-18
Apr-18
Jun-18
Aug-18
Oct-18
Dec-18
Feb-19
Apr-19
Jun-19
Aug-19
Oct-19
Dec-19
Feb-20
Apr-20
Jun-20
Aug-20
Oct-20
Dec-20
Feb-21
Apr-21
Jun-21
Aug-21
Oct-21
Dec-21
Feb-22
Apr-22
Jun-22
Aug-22
Oct-22
Dec-22
Feb-23
Apr-23
Jun-23
Aug-23
Oct-23
Dec-23
Feb-24
Apr-24
Jun-24
Aug-24
Oct-24
Dec-24
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

Competitive Business Conditions

The Crypto Asset industry is rapidly developing, and there are significant uncertainties with respect to the development, acceptance, and success of the digital networks underlying the Portfolio Crypto Assets. See “Item 1A. Risk Factors—Risks Related to Crypto Assets—The long-term viability and technological evolution of Crypto Assets and Blockchain technology are uncertain, and their development, acceptance, and adoption face significant industry-wide challenges, which could negatively impact the value of the Portfolio Crypto Assets and the Shares” and "Item 1A. Risk Factors—Risks Related to Crypto Assets—The Blockchain technology underlying the Crypto Asset is subject to a number of known and unknown technological challenges and risks that may prevent wide adoption and use of the Crypto Assets, which may negatively affect the value of Portfolio Crypto Assets and the value of the Shares" for additional information. While the Crypto Assets that are Portfolio Crypto Assets have enjoyed some acceptance and use in their limited history, it is possible that other Crypto Assets may grow more rapidly in acceptance and adoption for use as compared to Portfolio Crypto Assets, and while the Index may, over time, change to include more successful Crypto Assets, the Index may not capture the growth in value of more rapidly growing Crypto Assets.

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

The Trust’s Portfolio Crypto Assets are held by Coinbase Custody Trust Company, LLC (the “Custodian“) on behalf of the Trust. The Trust’s Portfolio Crypto Assets are transferred only in the following circumstances: (i) sales made in connection with monthly rebalancing in order to more closely track the Index, (ii) sales to pay expenses of the Trust, (iii) sales on behalf of the Trust in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation, and (iv) transfers to pursue Airdrops, forks, Emissions, or other similar network events as deemed necessary by the Sponsor. Each delivery or sale of Portfolio Crypto Assets for purposes of rebalancing the Trust’s Portfolio Crypto Assets to track the Index will be a taxable event for Shareholders. See “Certain U.S. Federal Income Tax Considerations.,” and “Item 1A. Risk Factors—Risks Related to Crypto Assets—The Sponsor may experience loss or theft of its Portfolio Crypto Assets during the transfer of Portfolio Crypto Assets from the Custodian to the Sponsor or to Crypto Asset trading venues, which could adversely affect the value of the Shares.” In addition, each sale of Portfolio Crypto Assets by the Trust to pay the expenses of the Trust will be a taxable event for Shareholders.

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

Effective February 13, 2023, the Sponsor adapted a nearly identical principal market valuation process, with no material impact to the Trust, using a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable Crypto Asset exchanges selected by Lukka, Inc. in their sole discretion, including Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

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

Trade execution and portfolio management is dynamic and complex, and the Sponsor must exercise judgment, assess multiple factors including recent experience and market conditions, as well as the size of the trades, settlement procedures at each venue, types of assets that need to be executed, as well as their availability on such platforms, prior to determining the best venue on which to execute each trade. The Sponsor attempts to purchase or sell each asset in each instance at a price that is close to the price used for calculating the NAV of the Trust (and the Index’s daily price) at 4:00 pm ET, while also minimizing market impact and reducing operational and settlement risk. The Trust may choose to algorithmically execute a trade over time (for example, to execute a trade while only participating in a certain amount of volume), to execute a trade using a market order (e.g., purchasing or selling a Crypto Asset immediately at whatever price the entire order can be filled), or by putting multiple OTC Desks into competition to provide the best price possible for a given amount and quantity of a Crypto Asset. Often, OTC Desks may be able to provide better prices than trading venues, and can also streamline and minimize operational complexity and settlement risk. There is no guarantee that the Sponsor will be able to trade Crypto Assets at or near the Benchmark Price, as there are a number of other factors aside from price slippage that inform best practices in trade execution, and market conditions change rapidly. Such factors include, but are not limited to, reputation of the trading venue, availability and support of personnel and coverage at the trading venue, settlement consistency or procedures, availability of assets and Crypto Asset coverage, understanding of market dynamics, and perceived, disclosed, or reported regulatory compliance of the platform.

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

The Trust records receipt of staking rewards when they are received if there is value to the Trust in doing so. Crypto Assets received from staking rewards have no cost basis and the Trust recognizes unrealized gains equal to the fair value of the new Crypto Asset received. To date, the only Crypto Asset the Trust has staked was Tezos, which was part of the Index and the Trust’s Portfolio Crypto Assets from April 12, 2019 until February 26, 2021, when the Crypto Asset's market capitalization declined relative to other Crypto Assets and made it ineligible to be included in the Index. During 2020, the Trust participated in staking activities with Tezos which required the Trust to post certain Crypto Assets for a period of time to a “stakepool” and vote on certain items on the staking platform, in return for collecting the staking reward. The amount of rewards received from this activity was de minimis, and the Sponsor participated on behalf of the Trust due to the fact that the Trust’s Custodian was able to facilitate the process while retaining custody and safekeeping the Trust’s Tezos during the staking process. The Trust has not participated in any staking or reward generation activity other than in 2020 with respect to Tezos when the Trust received $2,139 in total staking rewards from its Tezos staking activities. While the Trust currently does not participate in any staking activities, it may in the future engage in further staking activities if the Trust deems such activity to be in the best interest of Shareholders. If the Sponsor makes material changes to the Trust's staking policy in the future, it will disclose such changes on Form 8-K.

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
•
Protocol developers are involved directly in building the core software that defines how a network works. Most projects adopt the free and open-source software ("FOSS") paradigm, which means that the software is free and openly shared so people can voluntarily contribute to its maintenance and improvement. Protocol developers can exert power over the network as they ultimately define which rules it will abide by. That is why having a high number of developers (i.e. decentralization) is important. Additionally, as the software is open-source, users can opt to run any version of the software they see more fit. This keeps the developers’ power over the network in check. Protocol developers are usually highly specialized experts with deep knowledge not only of software development but also in cryptography, computer networking or other subfields of computer science.
•
Application developers use the software built by protocol developers to build applications that will ultimately reach end-users. Such projects might or might not be open-source software. Examples of such projects would include digital wallets, which are designed to allow users to hold Crypto Assets without the complexity of interacting with the underlying protocol.

Overview of the Index

The Index is designed to track the performance of the ten largest Crypto Assets, as selected and weighted by free-float market capitalization. These assets collectively account for more than approximately 75% of the total market capitalization of the Crypto Asset market as of December 31, 2024.

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

Purpose of the Index

The purpose of the Index is to track a basket of Crypto Assets that represents the majority of Crypto Assets by market capitalization. At its inception on October 1, 2017, the Crypto Assets in the Index represented about 83% of all Crypto Assets by market capitalization, and now represent approximately 75% as of December 31, 2024. The Index is comprised of the top 10 Crypto Assets selected and weighted by free-float-adjusted market capitalization. The Index is rebalanced monthly. Additional eligibility criteria are applied to screen Crypto Assets for investment feasibility (as defined below), to ensure the integrity of the Crypto Assets selected to comprise the Index, and to appropriately account for one-off events. As a result, the 10 Crypto Assets in the Index may not always completely match lists of the "top 10 Crypto Assets" that may be available on popular websites such as CoinMarketCap.com.

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
iii.
As of December 31, 2024, Quote Crypto Assets were Bitcoin ("BTC") and Ethereum ("ETH").
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

In fiscal year 2024, the Committee approved by unanimous vote the following changes to the methodology:

•
to remove Bakkt as an eligible custodian under clause III.B.i.e of the Bitwise Crypto Asset Index Methodology, which allows for the removal of a custodian “at the discretion of the Bitwise Crypto Index Committee.”

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
3.
Is freely traded and can be freely held for the foreseeable future
4.
Trades on two or more Eligible Crypto Asset trading venues, without withdrawal issues specific to that Crypto Asset
5.
Is custodied by a third-party custodian regulated as a federally chartered bank or as a state trust company, and meets additional security practices, insurance requirements and business practice requirements as determined by the Committee. The list of approved custodians is reviewed and updated on an annual basis, or at the discretion of the Committee. As of October 8, 2024, the most recent date that the Committee performed a review of eligible custodians, the list of approved custodians was as follows:
i.
Anchorage
ii.
Coinbase Custody
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

The following table sets forth all of the Crypto Assets included in the Index as of December 31, 2024, as well as Crypto Assets that were included in the list of the top 10 coins measured by market capitalization on CoinMarketCap.com as of December 31, 2024, but were deemed by the Committee not to satisfy each of the above- described eligibility requirements and were therefore not included in the Index:

Crypto Assets	Symbol	Included in / Excluded from Index	If excluded, reason for exclusion
Bitcoin	BTC	Included	—
Ethereum	ETH	Included	—
Ripple	XRP	Included	—
Tether	USDT	Excluded	USDT is a stablecoin designed to reflect the value of the dollar.
Solana	SOL	Included	—
Binance Coin	BNB	Excluded	BNB does not trade on two or more eligible crypto asset trading venues.
Dogecoin	DOGE	Excluded	DOGE has security risks and undue exposure to a 51% attack due to its use of auxiliary proof of work.
Cardano	ADA	Included	—
USD Coin	USDC	Excluded	USDC is a stablecoin designed to reflect the value of the dollar.
Avalanche	AVAX	Included	—
Tron	TRX	Excluded	TRX has known protocol level security vulnerabilities
SHIBA INU	SHIB	Excluded	SHIB does not have a price over $0.01.
Toncoin	TON	Excluded	TON is not custodied at an approved custodian.
Stellar	XLM	Excluded	XLM has undue risk due to centralization concerns.
Chainlink	LINK	Included	—
Polkadot	DOT	Included	—
Hedera	HBAR	Excluded	HBAR has centralization concerns due to centralized node operators.
Bitcoin Cash	BCH	Included	—
Sui	SUI	Excluded	SUI has security risks and undue exposure to a 51% attack due to our current understanding that the foundation holds more than 50% of the tokens.
Litecoin	LTC	Excluded	LTC did not meet market cap requirements for EOM November 2024 rebalance.
Near Protocol	NEAR	Included	—

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

Additionally, laws, regulation or other factors may prevent Shareholders from benefiting from such Airdrops. For example, it may be illegal to sell or otherwise dispose of such assets, or there may not be a suitable market into which such assets can be sold (immediately after the Airdrop, or ever). For further information on Airdrops or Emissions recognized or not recognized during the fiscal years ended December 31, 2024, 2023 and 2022, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies—Investments and Valuation—Valuation during the periods presented.”

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

Overview of Index Constituents

As of December 31, 2024, the constituents in the Index and their weights were as follows:

Bitcoin:	72.66%
Ethereum:	15.82%
Ripple:	4.69%
Solana:	3.62%
Cardano:	1.19%
Avalanche:	0.58%
Chainlink:	0.49%
Polkadot:	0.38%
Bitcoin Cash:	0.34%
NEAR Protocol:	0.23%

As of December 31, 2023, the constituents in the Index and their weights were as follows:

Bitcoin:	66.37%
Ethereum:	21.85%
Solana:	3.57%
Ripple:	2.66%
Cardano:	1.67%
Avalanche:	1.15%
Polkadot:	0.87%
Polygon:	0.75%
Chainlink:	0.67%
Litecoin:	0.43%

As of December 31, 2022, the constituents in the Index and their weights were as follows:

Bitcoin:	63.53%
Ethereum:	28.75%
Cardano:	1.71%
Polygon:	1.32%
Polkadot:	1.02%
Litecoin:	0.98%
Uniswap:	0.76%
Solana:	0.72%
Avalanche:	0.68%
Chainlink:	0.53%

The following is an overview of the constituents in the Index as of December 31, 2024:

Bitcoin (BTC)

Bitcoin is the most well-recognized Crypto Asset in the world. As of December 31, 2024, Bitcoin is the largest Crypto Asset in the world by market capitalization. Bitcoin was invented in 2008 by a pseudonymous software developer, or a group of software developers, under the name Satoshi Nakamoto. Nakamoto published a white paper titled “Bitcoin: A Peer-to-Peer Electronic Cash System” on October 31, 2008, which provided the technical outline for launching the Bitcoin network. The network went live on January 3, 2009, when Nakamoto mined the first block of transactions, known as the “Genesis Block.”

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

Ethereum (ETH)

Ether is the native Crypto Asset of Ethereum, the second largest Blockchain network ranked by market capitalization as of December 31, 2024. Ethereum was described in a white paper in late 2013, and an online crowdsale to fund development took place between July and August 2014. The network went live in July 2015.

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

Ripple (XRP)

The XRP Ledger (XRPL) is a decentralized blockchain optimized for fast and efficient transactions, with its native digital asset, XRP, used for payments and liquidity. XRPL employs a unique consensus protocol that enables transaction finality in 3-5 seconds without relying on proof-of-work or proof-of-stake mechanisms, making it highly energy-efficient. The network can process up to 1,500 transactions per second with minimal fees, designed to facilitate cross-border payments and remittances. In addition to payments, XRPL supports tokenization, decentralized exchanges, and smart contract functionality through its built-in features, enabling a range of financial and decentralized applications.

Solana (SOL)

Solana is a decentralized blockchain network with a focus on secure, low-fee, high-speed transactions that are paid for using the SOL, or the Solana blockchain’s native Crypto Asset. By leveraging Proof-of-History ("PoH") and other breakthrough innovations, Solana allows for greater throughput than many other blockchains, with the ability to scale at the rate of Moore's Law. Solana, like Ethereum, is home to several use cases including gaming, decentralized finance (DeFi), and non-fungible token (NFT) marketplaces.

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

Cardano (ADA)

Cardano (ADA): Cardano is a PoS blockchain and smart contract platform that facilitates secure payments and enables developers to build decentralized applications ("dApps"). Grounded in research and academia, the protocol and its token were named after 16th and 19th century polymaths, and its programming language, Haskell, is commonly used in the traditional finance and security sectors.

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

Bitcoin Cash (BCH)

Bitcoin Cash (BCH) is a decentralized blockchain network designed for fast, low-cost peer-to-peer transactions, with its native digital asset, BCH, serving as a medium of exchange. Forked from Bitcoin in 2017, Bitcoin Cash increases transaction throughput by using larger block sizes—currently 32MB compared to Bitcoin’s 1MB—allowing for faster confirmation times and lower fees. The network relies on proof-of-work (PoW) mining for security and maintains a fixed supply of 21 million coins. Bitcoin Cash also supports basic smart contract functionality and tokenization via the CashTokens protocol, enabling additional use cases beyond simple payments.

NEAR Protocol (NEAR)

NEAR Protocol (NEAR) is a decentralized, developer-friendly blockchain designed for high-performance applications, leveraging a PoS consensus mechanism called Nightshade sharding. This approach enables NEAR to scale efficiently by distributing network load across multiple parallel shards, increasing transaction throughput while maintaining low costs. NEAR achieves finality in seconds and is optimized for smart contract execution, supporting developers with features like human-readable account names and built-in interoperability. The network’s native token, NEAR, is used for transaction fees, staking, and network security while also serving as a medium of exchange for dApps built on the protocol.

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

In addition, certain regulatory considerations may exist under the Securities Act with respect to the Portfolio Crypto Assets, and it is possible that the SEC may determine that the Trust has invested in assets that are deemed to be securities. In the event the Trust is invested in assets that are deemed securities, the Sponsor may also be subject to additional regulatory requirements, including under the Securities Act. See “Item 1A. Risk Factors—Risks Related to Regulatory and Compliance—As the Crypto Asset ecosystem has expanded, it has attracted increasing regulatory attention from U.S. regulators, and evolving regulatory frameworks may impact the Portfolio Crypto Assets’ classification and treatment. These developments could significantly influence the Trust’s compliance requirements, valuation strategies, result in Extraordinary Expenses, and substantially impact the value of the Shares” and below for additional information. For example, typically, offerings of securities in the United States are required to register under the Securities Act with the SEC and, in compliance with state law, with applicable state regulators, and to the extent any Portfolio Crypto Asset was originally distributed in connection with an illegal securities offering, our Portfolio Crypto Assets may lose value. In addition, our plans to make purchases and sales of Portfolio Crypto Assets in connection with the monthly rebalancing of the Index may be substantially constrained or prohibited with respect to transactions in any Portfolio Crypto Asset determined to be a security. We may need to find a suitable exemption from registration for these sales. As a result, the Trust may not be permitted to operate its business in the manner in which we currently operate our businesses.

Securities Exchange Act of 1934

As described above, it is possible that the Portfolio Crypto Assets could be deemed to be “securities” under the federal or state securities laws. See “Item 1A. Risk Factors—Risks Related to Regulatory and Compliance—As the Crypto Asset ecosystem has expanded, it has attracted increasing regulatory attention from U.S. regulators, and evolving regulatory frameworks may impact the Portfolio Crypto Assets’ classification and treatment. These developments could significantly influence the Trust’s compliance requirements, valuation strategies, result in Extraordinary Expenses, and substantially impact the value of the Shares.” In the event the Trust does invest in assets that are deemed securities, the Sponsor may also be subject to additional regulatory requirements, including under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For example, the Trust may be required to make certain filings with the SEC in connection with any acquisition or beneficial ownership of more than 5% of any class of the equity securities of a company registered under the Exchange Act. Generally, these filings require disclosure of the identity and background of the purchaser, the source and amount of funds used to acquire the securities, the purpose of the transaction, the purchaser’s interest in the securities, and any contracts, arrangements or undertakings regarding the securities. In certain circumstances, the Trust may be required to aggregate its investment position in a given company with the beneficial ownership of that company’s securities by or on behalf of the Sponsor or its affiliates, which could require the Trust, together with such other parties, to make certain disclosure filings or otherwise restrict the Trust’s activities with respect to such securities.

In addition, if the Trust becomes the beneficial owner of more than 10% of any class of the equity securities of a company registered under the Exchange Act, the Trust may be subject to certain additional reporting requirements and to liability for short-swing profits under Section 16 of the Exchange Act.

Investment Company Act of 1940

The Investment Company Act regulates certain companies that invest in, hold or trade securities. In general, a company with more than 40% of the value of its non-cash assets held in investment securities is an “investment company.” It is possible that the Trust could be subject to the provisions of the Investment Company Act if its assets were deemed to constitute securities under the U.S. securities laws. See “Item 1A. Risk Factors—Risks Related to Regulatory and Compliance—As the Crypto Asset ecosystem has expanded, it has attracted increasing regulatory attention from U.S. regulators, and evolving regulatory frameworks may impact the Portfolio Crypto Assets’ classification and treatment. These developments could significantly influence the Trust’s compliance requirements, valuation strategies, result in Extraordinary Expenses, and substantially impact the value of the Shares” for additional information. Currently, because the Trust has determined that it does not invest in, hold or trade securities, Shareholders are not afforded the protections of the Investment Company Act.

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

Investment Advisers Act of 1940

The Investment Advisers Act of 1940, as amended (the “Advisers Act”) regulates persons who for compensation are engaged in the business of providing advice, making recommendations, issuing reports, or furnishing analyses on securities, either directly or through publications, to others. We believe that, because the assets of the Trust do not constitute securities under the U.S. securities laws, the Sponsor is not subject to investment adviser regulation under the Advisers Act. See “Item 1A. Risk Factors—As the Crypto Asset ecosystem has expanded, it has attracted increasing regulatory attention from U.S. regulators, and evolving regulatory frameworks may impact the Portfolio Crypto Assets’ classification and treatment. These developments could significantly influence the Trust’s compliance requirements, valuation strategies, result in Extraordinary Expenses, and substantially impact the value of the Shares” for additional information.

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

This discussion does not purport to deal with all tax considerations applicable to any particular investor. This discussion is limited to prospective investors who hold interests in the Trust as a capital asset (generally, property held for investment). This discussion does not address tax considerations arising under the laws of a non-U.S. jurisdiction or an income tax treaty, and this discussion is not a complete discussion of all U.S. federal income tax considerations applicable to an investment in the Trust, does not address the consequences under any U.S. federal non-income tax laws (such as U.S. federal estate and gift tax laws), or any state or local law tax consequences of an investment to any investor. In addition, this discussion does not address all tax considerations that may be important to a particular investor in light of its particular circumstances or to certain categories of investors that may be subject to special rules, such as:

•
dealers in securities or currencies;
•
traders in securities that have elected the mark-to-market method of accounting for their securities;
•
Shareholders whose functional currency is not the U.S. dollar;
•
Non-U.S. Person (as defined below) that are present within the United States for 183 days or more (as such days are calculated under Section 7701(b) of the Code) in any taxable year (except to the limited extent provided herein);
•
persons holding interests in the Trust as part of a hedge, straddle, conversion or other ‘synthetic security” or integrated transaction;
•
former U.S. citizens or long-term residents of the United States;
•
financial institutions;
•
insurance companies;
•
regulated investment companies;
•
real estate investment trusts;
•
accrual method taxpayers subject to Section 451(b) of the Code;
•
person that are exempt from tax, such as tax-exempt organizations described in Section 501(c) of the Code, qualified pension, profit-sharing and stock bonus plans, individual retirement accounts, education institutions and other tax-exempt entities;
•
persons subject to the alternative minimum tax; and
•
partnerships and other pass-through entities (or arrangements classified as partnership for U.S. federal income tax purposes) and holders of interests therein.

If an entity (or an arrangement) classified as a partnership for U.S. federal income tax purposes holds interests in the Trust, the U.S. federal income tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. If you are a partner in a partnership that would be acquiring interests in the Trust you are urged to consult your own tax advisor about the U.S. federal income tax consequences to you of the partnership acquiring, holding and disposing of interests in the Trust.

Except to the extent set forth below under the heading “—U.S. Taxation of Non-U.S. Persons,” this discussion does not address the U.S. federal income tax considerations that may be relevant to Non-U.S. Persons (as defined below). In addition, this summary assumes that the Trust’s Shareholders will generally be U.S. Persons (as defined below).

For purposes of this discussion, a “U.S. Person” is a beneficial owner of Shares in the Trust that is (i) an individual who is a citizen of the United States or is treated as a resident of the United States for U.S. federal income tax purposes, (ii) a corporation or other entity treated as a corporation for U.S. federal income tax purposes that is created or organized in or under the laws of the United States, any State thereof or the District of Columbia, (iii) an estate, the income of which is subject to U.S. federal income taxation regardless of its source, or (iv) a trust that (a) is subject to the supervision of a court within the United States and the control of one or more U.S. Persons or (b) has a valid election in effect under applicable Regulations to be treated as a U.S. Person. A “Non-U.S. Person” is a beneficial owner of Shares in the Trust that is an individual, corporation, estate or trust for U.S. federal income tax purposes and is not a U.S. Person.

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

Entity Classification and Partnership Taxation

Classification of the Trust. The Trust is a statutory trust organized under Delaware law and it is anticipated that at all relevant times it will have at least two Shareholders and thus, subject to the discussion below under “—Publicly Traded Partnership Status,” it is intended that the Trust will be classified as a partnership for U.S. federal income tax purposes. It is anticipated that the Trust will not be classified as a grantor trust for U.S. federal income tax purposes because it will not hold a fixed pool of assets. As a partnership, the Trust generally will not be subject to federal income tax. Instead, each Shareholder will be required to report separately on its income tax return for each year its distributive share of the Trust’s items of income, gain, loss and deduction and will be taxed currently on that distributive share, regardless of whether the Shareholder has received or will receive a distribution of cash or other assets from the Trust.

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

Publicly Traded Partnership Status. Under the Code, a “publicly traded partnership” generally is treated as a corporation. A partnership is a “publicly traded partnership” if interests therein (i) are traded on an established securities market (as defined under the applicable Regulations (“PTP Regulations”)), or (ii) are readily tradable on a secondary market (or the substantial equivalent thereof) (“Readily Tradable”). Even if interests of a partnership are treated as Readily Tradable such that the partnership is classified as a publicly traded partnership, it would not be treated as a corporation for U.S. federal income tax purposes for any taxable year in which (i) it was not registered under the Investment Company Act and (ii) at least 90% of its gross income for that year (and each preceding year from the first year in which it was a publicly traded partnership) consisted of “qualifying income.” “Qualifying income” is defined to include interest (except interest “derived in the conduct of a financial business,” which exception, for example, does not include interest from commercial mortgages held as investments) and dividends and gain from the sale or disposition of a capital asset. Qualifying income also includes any income that would qualify for (i) a regulated investment company (mutual fund), and (ii) a real estate investment trust. Qualifying income generally does not, however, include compensation for the performance of services or income from other trade or business activities. As long as the Trust limits its gross income from “non-qualifying income” to no more than 10% of its gross income and is not required to be registered under the Investment Company Act on a continuing basis, and assuming there is no change in law or relevant change in our structure, it should not be treated as a corporation for U.S. federal income tax purposes. Thus, it is anticipated that the Trust will be taxed as a partnership for U.S. federal income tax purposes.

The remainder of this discussion assumes that the Trust will be classified as a partnership that is not an association or publicly traded partnership taxable as a corporation.

General Principles of Partnership Taxation. A partnership generally is not subject to U.S. federal income tax; however, a partnership must file a federal information return in which it reports its items of income, gain, loss and deduction for each taxable year. Each partner in a partnership includes its allocable share of the partnership’s items in determining its taxable income. Thus, each Shareholder must take into account its allocable share of the Trust’s partnership items. A Shareholder will be subject to tax on its distributive share of the Trust’s taxable income regardless of whether any distribution of cash or property is made to it. In addition, certain investments held by the Trust may give rise to income subject to U.S. federal income tax even though there has been no corresponding receipt of cash or property by the Trust. Accordingly, a Shareholder’s tax liability related to its interest in the Trust could exceed the amounts distributed to such Shareholder in a particular year.

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

Allocations of Income and Loss. A capital account will be established and maintained on the Trust’s books separately for each Shareholder. These accounts will be maintained in accordance with Code Section 704(b) of the Code and Regulation Section 1.704-1(b)(2)(iv).

A partner’s distributive share of a partnership’s items of income, gain, loss or deduction for U.S. federal income tax purposes generally is determined in accordance with the provisions of its partnership agreement. An allocation under a partnership agreement may be disregarded, however, if the allocation does not have “substantial economic effect.” An allocation to a partner that does not cause or increase a deficit balance in the partner’s capital account has economic effect if (i) the partners’ capital accounts are determined and maintained in accordance with the Regulations, (ii) distributions on liquidation of the partnership are to be made in accordance with the partners’ positive capital account balances, and (iii) the partnership agreement includes certain protective allocation provisions. Subject to special rules regarding certain shifting or transitory allocations, the Regulations provide that the economic effect of an allocation will be substantial if there is a reasonable possibility that the allocation will substantially affect the dollar amount to be received by the partners, independent of tax consequences. It is believed that the Trust Agreement contains provisions designed to comply with the requirements of the Regulations so that allocations of taxable income and loss thereunder should have substantial economic effect. However, the Regulations are complex and lack significant administrative and/or judicial interpretation. There can be no assurance that the Regulations would not be interpreted by the Service in a manner materially adverse to the Shareholders. If the allocations provided in the Trust Agreement are not accepted by the Service, the amount of income or loss, if any, allocated to any Shareholder for U.S. federal income tax purposes may be increased or reduced.

Under the Trust Agreement, the Sponsor has the discretion to follow an industry accounting convention of specially allocating the Trust’s realized gains and losses, for U.S. federal income tax purposes, with respect to Shares that are redeemed or transferred to the extent the capital account balance associated with such Shares is more or less, respectively, than the tax basis for in such Shares. There can be no assurance that the Service will accept any such special allocation. If the Service successfully challenged such an allocation, the Trust’s gains and losses allocable to the remaining Shares could change. This could result in some acceleration of taxable income if the redemption or transfer is close to the end of a taxable year and could also result in the withdrawing Shareholder being taxed at ordinary income rates on some or all of the amounts that would otherwise be taxed at favorable long-term capital gain rates. There can be no assurance that the Service will not challenge such an allocation, in which case the remaining Shareholders could be considered to have underreported income and gains for the year for which the allocation was made and the Trust and those Shareholders could be subject to additional taxes as well as interest and penalties.

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

Taxation of Operations

Gains and Losses from Transactions (Generally). Gains recognized by noncorporate taxpayers from property held for more than one year generally will be eligible for favorable tax treatment. The maximum U.S. federal income tax rate applicable to a noncorporate taxpayer’s net capital gain (the excess of net long-term capital gain over net short-term capital loss) recognized on the sale or exchange of capital assets held for more than one year is 20%. In addition, certain non-corporate taxpayers are subject to an increased rate of federal tax on some or all of their “net investment income,” which generally will include all or a portion of the income allocated to noncorporate Shareholders by the Trust, and any net gain recognized upon a disposition of Shares. Prospective investors should consult their tax advisor regarding the applicability of this federal tax in respect of an investment in the Trust.

Gains and Losses from Crypto Asset Transactions. The Trust expects to deal with its Crypto Assets as a trader or investor (generally, a person that buys and sells property for its own account for purposes of investment) and not as a dealer (generally, a person that buys from and sells property to customers with a view to the gains from those transactions). Accordingly, except as discussed below, the Trust generally expects that gains and losses recognized on the sale of its Crypto Assets will be capital gains and losses, which will be long-term or short-term depending, in general, on the length of time it held the Crypto Assets and, in some cases, the nature of the transactions. Without limiting the foregoing, each delivery or sale of Portfolio Crypto Assets for purposes of rebalancing the Trust’s Portfolio Crypto Assets to track the Index will be a taxable event for Shareholders. In addition, each sale of Portfolio Crypto Assets by the Trust to pay the Management Fee and/or any Organizational Expenses will be a taxable event for Shareholders. See “Item 1A. Risk Factors—Risks Related to Tax—The treatment of Crypto Asset for U.S. federal income tax purposes is uncertain” and “Item 1A. Risk Factors—Risks Related to Tax—Future developments regarding the treatment of Crypto Asset for U.S. federal income tax purposes could adversely affect the value of the Shares” for certain tax related risk resulting from the Trust engaging in Crypto Asset transactions.

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

The Trust pays out of its assets certain legal, accounting and other expenses of its organization. Expenses directly related to the Trust’s organization, such as the costs of preparing the Trust Agreement, are currently deductible up to $5,000, subject to certain limitations, and the remainder, at the election of the Trust, may generally be capitalized and amortized over a period of 180 months for tax purposes. Those expenses, if any, related to the sale of Shares must be capitalized and cannot be amortize.

If the Trust were considered an investor rather than a trader in securities (an annual determination which is generally based on facts and circumstances), expenses incurred by the Trust, including the Management Fee, would generally constitute “miscellaneous itemized deductions.” Pursuant to the Tax Cuts and Jobs act that was enacted in 2017 (the “TCJA”), a non-corporate taxpayer’s “miscellaneous itemized deductions,” which include certain investment expenses, are allowable only to the extent they exceed, in the aggregate, 2% of the non-corporate taxpayer’s adjusted gross income and are not allowed for purposes of the alternative minimum tax and are not allowed at all for taxable years beginning after December 31, 2017 and before January 1, 2026. In determining his, her or its miscellaneous itemized deductions, a non-corporate partner in a partnership, such as the Trust, must take into account his, her or its distributive share of the partnership’s deductions. The Sponsor will receive Management Fees. If the Management Fees and/or such other expenses are characterized as “miscellaneous itemized deductions,” each non-corporate Shareholder would be required to include his, her or its allocable share thereof in calculating deductible miscellaneous itemized deductions, if any.

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

Basis. A Shareholder’s basis of its Shares is important in determining (i) the amount of gain or loss it will realize on the sale or other disposition of the Shares, (ii) the amount of non-taxable distributions (including any decrease in the Shareholder’s share of the Trust’s liabilities) that it may receive from the Trust, and (iii) its ability to utilize its distributive share of any tax loss of the Trust. A Shareholder’s initial tax basis of its Shares will equal its cost for the Shares (which, to the extent that the Shareholder contributes property other than cash, will be limited to the Shareholder’s basis in the contributed property) plus its share of the Trust’s liabilities at the time of purchase. In general, a Shareholder’s “share” of those liabilities will equal the sum of (i) the entire amount of any otherwise nonrecourse liability of the Trust as to which the Shareholder or an affiliate is the creditor (a “Partner Nonrecourse Liability”), and (ii) a share, based in part on profit-sharing ratios, of any nonrecourse liabilities of the Trust that are not Partner Nonrecourse Liabilities as to any partner.

A Shareholder’s tax basis in each of its Shares will be equal to the Shareholder’s initial purchase price for such Share (i) increased by (a) such Share’s allocable share of the Trust’s taxable income and gain, and (b) any amounts treated as additional contributions by the Shareholder to the Trust with respect to such Share, and (ii) decreased (but not below zero) by (a) such Share’s allocable share of the Trust’s tax deductions and losses, and (b) any distributions by the Trust to the Shareholder with respect to such Share. For this purpose, an increase in a share of the Trust’s liabilities allocated to a Share will be treated as a contribution by the Shareholder to the Trust with respect to such Share and a decrease in a share of the Trust’s liabilities allocated to a Share will be treated as a distribution by the Trust to the Shareholder with respect to such Share.

“At Risk” Limitations. The “at risk” rules of Section 465 of the Code generally limit a taxpayer’s loss to the amount the taxpayer has at risk (i.e., the amount the taxpayer could actually lose from an activity). In the context of a partnership such as the Trust, the “at risk” rules, which apply to Shareholders that are individuals, estates, S corporation shareholders and certain closely-held “C” corporations, can operate to limit the amount of losses that such persons can deduct from their participation in a partnership in much the same way that the rules discussed above under “Basis” limit a partner’s ability to deduct currently its distributive share of partnership losses to such partner’s adjusted basis in its partnership interest. In general, a partner’s “at risk” basis will be equal to the sum of (i) the amount of money and adjusted basis of property contributed by such partner to the activity, and (ii) any amounts borrowed for use in the activity where the partner is personally liable for the repayment of the loan or has pledged property other than that used in the activity as security (but only to the extent of the net fair market value of the partner’s interest in the property). Such “at risk” basis will be further increased by a partner’s share of partnership income retained in the partnership but reduced by such items as cash distributed by the partnership to such partner, the commencement of a guarantee or similar device that eliminates the partner’s personal liability for borrowed amounts, and losses previously allocated to a partner. If and to the extent that a loss allocated to a partner exceeds the amount that such partner has “at risk,” such loss is not permanently disallowed but can be carried over indefinitely and deducted in a subsequent taxable year to the extent the partner’s “at risk” basis increases and is sufficient to absorb such loss in such later year. Rules requiring the recapture of previously deducted losses can be triggered when a taxpayer’s “at risk” basis in an activity falls below zero.

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

If liquidating distributions consist wholly or partly of assets other than cash (and, in certain circumstances, marketable securities), the Trust will not recognize any gain or loss on the distributions and a Shareholder that receives such a distribution generally will not recognize any loss on the distribution and will have a basis in the non-cash assets equal to the adjusted basis of its Shares immediately before the liquidating distribution, reduced by the amount of cash the Shareholder receives in the distribution.

Redemption or Transfer of Shares

If a Shareholder’s Shares are redeemed or a Shareholder, with the Sponsor’s consent, sells or exchanges its Shares, the Shareholder will realize gain or loss equal to the difference between the amount realized from the redemption, sale or exchange (including any reduction in its share of the Trust’s liabilities) and its adjusted basis of its Shares. That gain or loss will be treated as capital gain or loss (taxed as described above). In addition, as noted above under “—Entity Classification and Partnership Taxation—Allocations of Income and Loss,” the Sponsor has the discretion to specially allocate the Trust’s realized gains and losses, for U.S. federal income tax purposes, with respect to Shares that are redeemed or transferred to the extent the capital account balance associated with such Shares is more or less, respectively, than the tax basis in such Shares.

Tax Elections and Returns

The Trust may make various elections for U.S. federal income tax purposes that could result in certain items of income, gain, loss and deduction being treated differently for tax and accounting purposes. Elections permitted under the Code that may affect the determination of the Trust’s income, the deductibility of expenses, accounting methods and the like must be made by the Trust and not by the Shareholders, and these elections will be binding in most cases on all Shareholders.

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

The Trust will file an annual partnership information return with the Service reporting the results of its operations. After the end of each calendar year, the Trust or the Administrator will distribute to the Shareholders or custodians of Shares, as applicable, U.S. federal income tax information reasonably necessary to enable each Shareholder to report its distributive share of the Trust’s partnership items. Each Shareholder must treat partnership items reported on the Trust’s returns consistently on the Shareholder’s own returns, unless the Shareholder files a statement with the Service disclosing the inconsistency.

Audits

The Sponsor decides how to report the partnership items on the Trust’s tax returns. In certain cases, the Trust may be required to file a statement with the Service disclosing one or more positions taken on its tax return, generally where the tax law is uncertain or a position lacks clear authority. All Shareholders are required under the Code to treat the partnership items consistently on their own returns, unless they file a statement with the Service disclosing the inconsistency. Given the uncertainty and complexity of the tax laws, it is possible that the Service may not agree with the manner in which the Trust’s items have been reported. In the event the income tax returns of the Trust are audited by the Service, the tax treatment of income and deductions of the Trust generally will be determined at the Trust level in a centralized partnership audit regime (the “Partnership Audit Rules”), rather than by individual audits of the Shareholders. The Sponsor has been appointed as partnership representative, with the authority to determine the Trust’s response to an audit. The Partnership Audit Rules generally provide that adjustments to tax items of partnerships, or to the partners’ relative allocable shares of such tax items, will be determined at the partnership level, with all partners generally being bound by that determination. Where an adjustment is made, the Partnership Audit Rules generally provide that the partnership, in the year for which the adjustment is finalized (the “adjustment year”), rather than the partners of the partnership in the year to which the adjustment relates (the “reviewed year”), will be liable for income taxes (as determined by rules that may effectively overstate the income subject to tax or apply a higher rate than would have applied had the relevant tax items passed-through to the partnership’s partners) and related interest and penalties with respect to the adjustment, unless the partnership elects application of an alternative procedure described below. This imposition of tax at the partnership level has the potential to significantly affect economic returns to the partners, especially if there have been interim changes in ownership, so that the burden of the tax is not wholly borne by those persons who were direct or indirect partners during the reviewed year.

As an alternative to the entity-level tax rules described above, the partnership generally can elect to distribute to those persons who were partners in the reviewed year a revised statement, reflecting the adjustment, of their allocable share of the partnership’s tax items (the “Alternative Procedure”). Where this election is made, the partners from the reviewed year are required to pay tax for the year in which they receive the revised statement that reflects the adjustment, along with interest (generally from the time U.S. federal income tax was due for the reviewed year) at the standard tax underpayment rates plus two (2) percentage points and a share of the associated penalties, additions to tax or additional amounts (which will be determined at the partnership level).

Each Shareholder must agree to provide promptly, and to update as necessary at any times requested by the Sponsor, all information, documents, self-certifications, tax identification numbers, tax forms, and verifications thereof, that the Sponsor deems necessary generally in connection with (1) certain elections by the Trust relating to audits of the Trust, including any Alternative Procedure, and (2) an audit or a final adjustment of the Trust by a taxing authority. Each Shareholder covenants and agrees to take any action reasonably requested by the Trust in connection with an audit or a final adjustment of the Trust by a taxing authority (including, without limitation, promptly filing amended tax returns and promptly paying any related taxes, including penalties and interest) and certain elections relating to audits of the Trust. Prospective investors are encouraged to discuss the potential impact of the Partnership Audit Rules with their tax advisors.

Tax Shelter Disclosure

Certain rules require taxpayers to disclose—on their U.S. federal income tax returns and, under certain circumstances, separately to the Office of Tax Shelter Analysis—their participation in “reportable transactions” and require “material advisors” to maintain investor lists with respect thereto. These rules apply to a broad range of transactions, including transactions that would not ordinarily be viewed as tax shelters, and to indirect participation in a reportable transaction (such as through a partnership). For example, reportable transactions include “loss transactions,” defined as any losses incurred by a taxpayer, either directly or through a partnership, that exceed certain thresholds.

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

Notwithstanding the foregoing, if the Trust were to acquire stock in a “U.S. real property holding corporation” and either (i) such stock was not regularly traded on an established securities market within the meaning of the Code or (ii) the stock was treated as owned by a holder of more than 5% (by value) of such stock, then gain on the sale of such stock would be treated as income effectively connected with the conduct of a U.S. trade or business and would be subject to regular U.S. federal income tax. A “U.S. real property holding corporation” is generally a corporation 50% or more of whose assets consist of U.S. real property interests within the meaning of Section 897(c) of the Code.

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

Possible Legislative or Other Changes

This discussion is based on the Code and applicable Regulations effective as of the date of this Annual Report on Form 10-K, including amendments to such laws resulting from legislation enacted in 2017 there were enacted in connection with the TCJA. Future legislative, regulatory, or administrative changes, including any provisions of the TCJA that sunset and thereafter no longer apply for taxable years beginning on or after January 1, 2026, or court decisions may significantly change the tax rules applicable to the Trust and the Shareholders. The Code, with respect to all of the foregoing matters and other matters that may affect the Trust or the Shareholders, is constantly subject to change by Congress. Congress, in 2017, enacted a major overhaul of the Code. In recent years there have been significant changes in the Code, many of which are being reconsidered by Congress and interpretations of which are being considered by the Service and the courts. It is not possible at this time to predict whether or to what extent any changes in the Code or interpretations thereof will occur. Prospective investors should note that the Trust will not undertake to advise Shareholders of any legislative or other similar developments. Such Shareholders should consult their own tax advisors regarding pending and proposed legislation or other changes.

State and Local Taxation

In addition to the U.S. federal income tax considerations summarized above, prospective investors should consider potential state and local tax consequences of an investment in the Trust. A Shareholder’s distributive share of the Trust’s taxable income or loss generally will be required to be included in determining the Shareholder’s taxable income for state and local tax purposes in the jurisdiction in which it is resident. However, state and local laws may differ from the U.S. federal income tax law with respect to the treatment of specific items of income, gain, loss and deduction from the Trust.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in this section “Item 1A. Risk Factors.” The principal risks that we face include the following:

•
Crypto Assets are subject to significant price volatility which can impact investments in the Trust;
•
the value of Crypto Assets, including Bitcoin and Ether, may be subject to momentum pricing, resulting in inaccurate valuations, heightened volatility, and potential adverse impacts on the value of an investment in the Shares;
•
the value of the Crypto Assets is dependent on prices established by Crypto Asset exchanges and other Crypto Asset trading venues, the instability, failure, closure, or manipulation of which could adversely affect an investment in the Trust;
•
limited adoption, usage, and evolving market challenges for Bitcoin, Ether, and other Crypto Assets could adversely impact the Trust and the value of its Shares;
•
changes in the governance of a Crypto Asset’s Blockchain network may not receive sufficient support from users, Validators or Miners, which may negatively affect that Blockchain network’s ability to grow and respond to challenges;
•
many Crypto Asset Networks and protocols, including some of the networks and protocols of Portfolio Crypto Assets, are supported by foundations and/or founding teams that may influence the development of the Crypto Asset Networks or protocols and could adversely affect the value of the Portfolio Crypto Assets;
•
a temporary or permanent “fork” could adversely affect the value of the Shares and the operations of the Trust;
•
competition from the emergence or growth of other Crypto Assets or the development of other methods of investing in Crypto Assets could have a negative impact on the price of Crypto Assets and adversely affect the value of the Shares;
•
political or economic crises may motivate large-scale sales of Crypto Assets and/or Ether, which could result in a reduction in the price of Ether and adversely affect an investment in the Shares;
•
evolving regulatory landscape and increased scrutiny of Crypto Assets may adversely impact the business and reputation of the Trust and the Sponsor;

•
decentralized governance and amendments to Bitcoin and Ethereum networks, if accepted and authorized by the Bitcoin or Ethereum networks, could adversely affect an investment in the Trust;
•
fluctuations in the supply of Bitcoin and Ether due to regulatory, technological, and deflationary factors could adversely affect the value of the Shares;
•
if a malicious actor or botnet gained control over the Bitcoin or Ethereum networks could adversely impact the value of the Shares and the Trust’s ability to operate;
•
certain Portfolio Crypto Assets utilize DeFi protocols, which are typically developed on top of other public Blockchain networks and are therefore subject to the risks of the underlying public Blockchain networks, as described above;
•
the limited operating history of the Trust and the Index, as well as potential methodological changes to the Index which the Trust relies on could adversely impact the performance of the Trust;
•
the Trust is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Shares less attractive to investors;
•
as a public company, the Trust’s compliance with public reporting obligations and exchange listing standards imposes significant costs and operational challenges, and failure to meet these standards could adversely affect the market price and liquidity of the Shares;
•
it is possible that the SEC or a court may determine that the Trust’s redemption program, which ended prior to the quotation of the Shares on the OTCQX, violated Regulation M;
•
as the Crypto Asset ecosystem has expanded, it has attracted increasing regulatory attention from U.S. regulators, and evolving regulatory frameworks may impact the Portfolio Crypto Assets’ classification and treatment. These developments could significantly influence the Trust’s compliance requirements, valuation strategies, result in Extraordinary Expenses, and substantially impact the value of the Shares;
•
the Shares may trade at a premium or discount to the value of the NAV Per Share due to holding period restrictions under Rule 144, the lack of an ongoing redemption program, and market supply and demand, which could adversely affect an investment in the Shares;
•
the Shareholder may be subject to certain U.S. federal income tax risks; and
•
the treatment of Crypto Asset for U.S. federal income tax purposes is uncertain.

Risks Related to Crypto Assets

Crypto Assets are subject to significant price volatility which can impact investments in the Trust.

Prices of Crypto Assets have fluctuated widely for a variety of reasons, including negative perception and a lack of stability and standardized regulation in the Crypto Asset economy and may continue to experience significant price fluctuations. Since the inception of the Trust, volatility has had a significant impact on the fair market value of the Portfolio Crypto Assets, to date resulting in a large positive change in the Trust’s net realized and unrealized gain on investment in Crypto Assets, but also periods of significant negative changes. For example, Bitcoin’s average price has seen significant volatility over recent years. From the Trust’s inception on November 22, 2017, through the end of 2018, the average price was $8,119.40 per Bitcoin. It climbed to $11,107.74 in 2020, followed by a substantial surge to $47,422.06 in 2021. However, the average dropped to $28,197.75 in 2022 and remained relatively stable at $28,836.24 in 2023. In 2024, the average price has hovered around $29,000 through December, but recent developments have driven sharp increases. In March 2024, Bitcoin reached a then all-time high of $73,737.94, fueled by record inflows into Spot Bitcoin ETFs and rising investor enthusiasm. More recently, on January 20, 2025, Bitcoin hit another record high of $109,114.88. There can be no assurance, however, that ongoing volatility will continue to positively impact the value of the Portfolio Crypto Assets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Portfolio Crypto Asset Prices."

Several factors may affect the price of Crypto Assets, including:

•
Total supply and demand for Crypto Assets globally;
•
Inflation expectations for fiat currencies and currency exchange rates;
•
Interest rates and monetary policies of governments;
•
Crypto Assets market fragmentation, consolidation, and trading activities of large investors;
•
Service disruptions, liquidity issues, or cyber theft involving major Crypto Asset exchanges or wallets;
•
Regulatory measures impacting the buying, selling, or use of Crypto Assets;
•
Popularity of Crypto Asset-related services and adoption as a medium of exchange or store-of-value;
•
Development and maintenance of Crypto Asset protocols, including forks;
•
Competition from other Crypto Assets and payment services;
•
Consumer preferences and perceptions of Crypto Assets;
•
Global economic or political events;
•
Manipulative trading, lack of regulation, and transparency on exchanges of Crypto Assets;
•
Crypto Asset transaction fees, settlement speeds, and the presence of derivative markets; and
•
Failures or bankruptcies of key infrastructure providers in the Crypto Asset ecosystem (e.g., miners, validators, banks, and trading firms).

If Crypto Asset markets remain highly volatile, Shareholders may experience losses as the value of the Trust’s investments declines. Even if Shareholders are able to hold their Shares in the Trust for the long term to offer some resilience, their Shares may never generate a profit, since Crypto Asset markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations. There is no assurance that Crypto Assets will retain their value over the long term or maintain their purchasing power in the future.

If a Shareholder contributes to the Portfolio Crypto Assets, the number of Shares the Shareholder ultimately receives will depend on the value of the Portfolio Crypto Assets at the time of admission to the Trust. Shareholders are admitted periodically. There may be considerable differences in the value of a Crypto Asset between the time a contribution is made and the time the Crypto Asset is valued for purposes of calculating the Shares to be issued. If the value of the contributed Portfolio Crypto Asset declines during the interval, the number of Shares the Shareholder receives may decline, potentially significantly.

All Crypto Assets will be valued in accordance with the Trust’s valuation policies and procedures at the time of the valuation. Additionally, as the Trust’s functional currency is U.S. dollars, fluctuations in the value of Crypto Assets against the U.S. dollar may also impact the value of Shareholders’ investments.

The value of Crypto Assets, including Bitcoin and Ether, may be subject to momentum pricing, resulting in inaccurate valuations, heightened volatility, and potential adverse impacts on the value of an investment in the Shares.

Crypto Assets such as Bitcoin and Ether derive their market value not from any intrinsic claim or physical backing, but primarily from supply and demand dynamics, investor sentiment, and expectations regarding future usability and broader network adoption. This reliance on market participants’ expectations and confidence contributes to significant volatility. Furthermore, speculative interest can exacerbate this volatility, leading to momentum pricing where price movements are driven more by market trends and investor behavior than by intrinsic value considerations.

Momentum pricing, typically associated with growth stocks and other speculative assets, occurs when the investing public’s valuations reflect anticipated future appreciation In the context of Crypto Assets, this can result in price fluctuations driven by speculation, potentially inflating prices and making them more volatile. As a result, Bitcoin, Ether, and other Portfolio Crypto Assets are likely to experience significant value fluctuations due to changing investor confidence in future appreciation or depreciation, which could adversely impact their prices and, consequently, the value of an investment in the Shares. The Trust tracks the Index, which focuses on the top 10 Crypto Assets in the Crypto Asset market, including Bitcoin and Ether, making it especially susceptible to the effects of momentum pricing. The value of these assets as represented by their respective indices may continue to be subject to speculation-driven volatility. Historical momentum pricing of Bitcoin, Ether, and other Crypto Assets has led to speculation about future appreciation or depreciation, further contributing to price instability.

Moreover, some market observers have predicted that the value of Bitcoin, Ether, and other Crypto Assets may decline substantially or even fall to zero over time. Given the relatively short history of the Portfolio Crypto Assets, market participants lack sufficient data to assess these predictions with precision. If these predictions prove accurate, even partially, an investment in the Shares could be significantly diminished or rendered substantially worthless.

The value of the Crypto Assets is dependent on prices established by Crypto Asset exchanges and other Crypto Asset trading venues, the instability, failure, closure, or manipulation of which could adversely affect an investment in the Trust.

Crypto Asset exchanges and trading venues are relatively new and largely unregulated, making them more vulnerable to fraud and failure than established, regulated markets for securities, derivatives, and currencies. A significant portion of daily Crypto Asset trading occurs on poorly capitalized, unaudited exchanges outside the United States, where regulatory oversight is minimal or nonexistent. This lack of regulation exposes Crypto Assets on such exchanges and other trading venues to higher risks of fraud, unethical practices (such as front-running, wash trades, and trading with insufficient funds), and operational failures. Instances of fraud, business failure, cyberattacks, malware, or government-mandated regulation can lead to the closure or temporary shutdown of exchanges and other trading venues, reducing confidence in the Crypto Asset exchange market and resulting in greater volatility in Crypto Asset prices. The SEC has noted that many Crypto Asset exchanges lack the ability to enter into surveillance-sharing agreements with significant, regulated markets for trading in Crypto Assets thereby lacking the ability to detect and deter price manipulation. Although there has been improvement on this front with the self-certification of certain Bitcoin futures contracts resulting in information sharing agreements between certain futures markets and several Crypto Asset exchanges, regulators still lack the ability to surveil many Crypto Asset exchanges and other trading venues.

In addition, users transacting on Crypto Asset exchanges and trading venues receive few if any of the market protections that they would when transacting through broker-dealers on registered securities exchanges or alternative trading systems, such as best execution, prohibitions on front running, short sale restrictions, and custody and capital requirements. This lack of safeguards can lead to increased risks for investors. Additionally, Crypto Asset prices on exchanges and other trading venues have been highly volatile, influenced by factors such as liquidity levels, exchange-specific interruptions, and external events like cyberattacks, regulatory changes, or exchange bankruptcies. Even prominent exchanges have experienced operational disruptions, including thefts from hot wallets, distributed denial-of-service ("DDoS") attacks, and sudden suspensions of trading, all of which can negatively impact the liquidity and prices of Crypto Assets.

Operational limits on fiat currency transactions within large Crypto Asset exchanges can also significantly influence Crypto Asset prices. Regulatory restrictions, exchange policies, or technical issues that limit the size or speed of fiat deposits may reduce demand, leading to lower prices, or restrict supply, causing temporary price increases. Users may engage in “exchange shopping” to mitigate these effects, transferring assets between platforms to capitalize on price differences. For example, a delay in U.S. Dollar withdrawals on one exchange may temporarily increase the price on that exchange by reducing supply (i.e., sellers transferring Crypto Assets to another exchange without operational limits in order to settle sales more rapidly), but the resulting increase in price will also reduce demand because bidders on Crypto Assets will follow increased supply on other Crypto Asset exchanges not experiencing operational limits. To the extent that users are able or willing to utilize or arbitrage prices between more than one Crypto Asset exchange, exchange shopping may mitigate the short-term impact on and volatility of Crypto Asset prices due to operational limits on the deposit or withdrawal of fiat currency into or out of larger Crypto Asset exchanges.

These risks also apply to other Crypto Asset trading venues, including over-the-counter markets and derivatives platforms, which may be used by Crypto Asset exchanges and therefore by the Sponsor in calculating the net asset value of the Trust. The Trust aims to minimize exposure to individual exchange disruptions by using multiple data sources and liquidity providers. However, despite efforts to ensure accurate pricing, the Trust remains subject to market volatility affecting Crypto Asset prices. A decline in active exchanges could adversely impact on the value of Crypto Assets and an investment in the Trust.

Limited adoption, usage, and evolving market challenges for Bitcoin, Ether, and other Crypto Assets could adversely impact the Trust and the value of its Shares.

The Trust’s performance depends on the continued adoption and use of Bitcoin, Ether, and other Crypto Assets, which are part of a rapidly evolving industry. These assets are relatively new and have only recently gained selective acceptance for utilitarian purposes, such as value transfer and payment for goods and services at certain commercial outlets. However, their use in retail and commercial transactions remains limited, with most demand driven by speculation. This lack of broader acceptance contributes to price volatility, making Bitcoin, Ether, and other Crypto Assets less viable as a stable medium of exchange.

The ongoing development and acceptance of the Bitcoin and Ethereum networks, and the blockchain networks underlying other Portfolio Crypto Assets, are crucial for their sustained value. However, many networks face significant challenges, including high transaction fees and slow settlement times, which can hinder their scalability. Although solutions like the Lightning Network for Bitcoin and Ethereum Improvement Proposals ("EIPs") such as EIP 7781 are designed to enhance network throughput, their long-term effectiveness remains uncertain. Any slowing, stopping, or reversal in the growth, acceptance, or usage of these networks and associated technologies may adversely affect the prices of Bitcoin and Ether, and therefore, the value of an investment in the Shares.

Further adoption of Crypto Assets depends on multiple factors, including technological advancements, regulatory developments, and broader market acceptance. The industry’s growth remains uncertain due to constant innovation and the emergence of new Crypto Assets. Even if adoption increases in the near or medium term, there is no assurance of sustained usage over the long term. A lack of expansion, or even a contraction, in the use of Bitcoin, Ether, or other Crypto Assets in retail and commercial markets could lead to increased price volatility or a decline in their value, thereby negatively impacting the Trust’s Shares.

Moreover, the introduction of privacy-enhancing features on networks like Ethereum, such as privacy pools and zero-knowledge proofs, poses additional risks. While these features aim to improve transaction privacy, they may also attract regulatory scrutiny due to concerns over their potential use in illicit activities. If regulators view these technologies as hindering anti-money laundering efforts or sanctions compliance, they may impose restrictions on exchanges or businesses facilitating such transactions, thereby reducing liquidity and negatively impacting prices.

Additionally, financial institutions may refuse to process transactions involving Crypto Assets or discontinue services to businesses accepting Bitcoin or Ether. This could impact the Trust’s operations, making it difficult to process creations and redemptions of Shares or withdraw assets from custodians, ultimately affecting the liquidity and value of the Trust’s Shares.

There is no assurance that Bitcoin, Ether, or other Crypto Assets will maintain their value or viability over the long term. Even if short-term growth in adoption occurs, a decline in usage may result in heightened volatility or a decrease in their prices, which could adversely impact investments in the Trust.

Changes in the governance of a Crypto Asset’s Blockchain network may not receive sufficient support from users, Validators or Miners, which may negatively affect that Blockchain network’s ability to grow and respond to challenges.

Decentralized networks like Bitcoin and Ethereum operate through voluntary consensus among users. Bitcoin relies on Miners to validate transactions under a PoW system, while Ethereum has transitioned to a PoS model, where Validators perform this function. Decisions are made through open competition and collaboration rather than by a centralized authority, which can result in a lack of consensus or clarity on governance decisions. This lack of centralized governance could impede the network’s ability to adapt, grow, and effectively respond to emerging challenges.

In some cases, certain decentralized networks, such as the Bitcoin network, rely on core developers who propose updates to the network’s source code through formal processes like Bitcoin Improvement Proposals. These developers do not have formal authority; their influence is derived from their ongoing contributions and reputation within the community.

The adoption of proposed changes is ultimately dependent on the support of a significant majority of users, such as Validators or Miners, and other network participants. However, if a significant majority of the network does not adopt these updates, it could result in a Hard Fork leading to the creation of a separate Blockchain. Depending on market perception and adoption, this could either enhance or negatively impact the value of the affected Crypto Asset.

Furthermore, the decentralized and open-source nature of these networks can make it challenging to reach timely agreements or allocate the necessary resources to address long-term problems. Delays in decision-making and coordination issues could have a material adverse effect on the value of the Portfolio Crypto Assets and Shares.

Many Crypto Asset Networks and protocols, including some of the networks and protocols of Portfolio Crypto Assets, are supported by foundations and/or founding teams that may influence the development of the Crypto Asset Networks or protocols and could adversely affect the value of the Portfolio Crypto Assets.

Crypto Asset Networks and protocols, including certain of the networks and protocols of Portfolio Crypto Assets, are supported by foundations and/or founding teams. In contrast to Crypto Asset Networks and protocols where governance decisions are largely made by a decentralized group of individuals, the development of such Crypto Asset Networks and protocol may be disproportionately influenced by these foundations and/or founding teams. For example, Solana Labs, Inc. (“Solana Labs”) and the Solana Foundation support the Solana project and play a significant role in advancing the overall growth and development of the ecosystem. They can propose amendments to the Solana network’s source code, but implementation generally depends on adoption by the network’s validators and users. To the extent Solana Labs and/or the Solana Foundation propose any amendments to the Solana network’s source code that are adopted by users of the Solana network, the Solana network will be subject to new source code that may adversely affect the value of SOL.

In addition to SOL, certain of the other Portfolio Crypto Assets also have foundations and/or founding teams that support the development of their networks or protocols. These foundations and/or founding teams may prioritize ecosystem growth, technological advancement, or regulatory compliance in ways that differ from the financial interests of Shareholders. As a result, their decisions could negatively impact the value of the Portfolio Crypto Assets.

A temporary or permanent “fork” could adversely affect the value of the Shares and the operations of the Trust.

Many Crypto Asset Networks operate using open-source protocols that allow users to download, modify, and propose changes to the network software. For these changes to be adopted, a substantial majority of network participants, whether they are users, Validators, or Miners, must reach consensus. Unlike centralized software systems, updates on decentralized networks like Bitcoin and Ethereum are voluntary. When consensus is achieved, updates are implemented seamlessly. However, if consensus is not achieved and new software is incompatible with the previous version, a Hard Fork may occur, with one group running the pre-modified software and the other running the modified software, resulting in two separate blockchains that are not interchangeable. Users who held the original Crypto Asset may end up holding both the original asset and a new Crypto Asset (“Forked Asset”). These Forked Assets can compete with the original asset, potentially reducing demand and negatively impacting the value of the Shares.

Hard forks can occur intentionally, in response to planned upgrades or network scaling debates, or unintentionally, due to software flaws or security breaches. For example, in 2017, a contentious debate on Bitcoin’s scalability led to the creation of Bitcoin Cash (BCH). Similarly, the Ethereum network underwent a major Hard Fork in 2016 after a hack on The DAO, resulting in the split between Ethereum and Ethereum Classic. More recently, in September 2022, the Ethereum network transitioned to a PoS model, which led to the creation of “Ethereum Proof-of-Work” as certain participants chose to continue using the PoW consensus mechanism.

A Hard Fork can fragment the network, splitting its user base, validators, and development resources. This fragmentation can introduce security vulnerabilities, such as a reduced level of Mining or Staking power, increasing the risk of a “51% attack” where a single entity gains control of the network. For PoW networks, diminished Mining power may make it easier for malicious actors to disrupt the network. Similarly, for PoS networks, a reduction in staked capital could allow Validators to execute attacks more easily. Forks can also trigger replay attacks, where transactions on one network are maliciously replicated on another, as seen during the Ethereum Classic split. A future fork in the network of a Portfolio Crypto Asset could adversely affect the value of the Shares or the ability of the Trust to operate.

In the event of a Hard Fork affecting a Portfolio Crypto Asset, the Sponsor will use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of such network, is generally accepted as the network for such Crypto Asset and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of such Crypto Asset, users, services, businesses, Miners or Validators and other constituencies, as well as the actual continued acceptance of, Mining power on or Validator participation in, and community engagement with, the network of such Crypto Asset. There is no guarantee that the Sponsor will choose the Crypto Asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result.

The anticipation of receiving new assets after a Hard Fork may temporarily inflate the value of the original asset as holders seek to benefit from the fork. However, the combined value of both resulting assets may be less than the original asset’s value prior to the fork. Operational issues arising from a fork can further diminish the value of both the original and Forked Assets, adversely affecting the value of the Shares and the Trust’s ability to operate effectively.

Competition from the emergence or growth of other Crypto Assets or the development of other methods of investing in Crypto Assets could have a negative impact on the price of Crypto Assets and adversely affect the value of the Shares.

The Trust and the Sponsor face competition with respect to the creation of competing investment products. The Crypto Asset landscape has expanded significantly. Many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contracts platforms. Competition from the emergence or growth of alternative Crypto Assets and smart contracts platforms could have a negative impact on the demand for, and price of, Crypto Assets, including Portfolio Crypto Assets and thereby adversely affect the value of the Shares.

In addition, some Crypto Asset Networks may be the target of hostility from users of other Crypto Asset Networks, potentially affecting their use or adoption. For example, in July 2016, the Ethereum network underwent a contentious Hard Fork that resulted in the creation of a new Crypto Asset Network called Ethereum Classic. This division led to ongoing tensions between the communities, with some Ethereum Classic supporters potentially harboring opposition toward the Ethereum network. In extreme cases, users of Ethereum Classic may take actions intended to disrupt or undermine Ethereum’s network operations, adoption, or reputation. Such targeted actions could adversely impact the functionality, stability, or value of the Ethereum network and Ether.

The Trust’s competitors may have greater financial, technical and human resources than the Trust. These competitors may also compete with the Trust in recruiting and retaining qualified personnel. Smaller or early-stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. Some competing investment vehicles may also charge a substantially lower fee than the Management Fee to achieve initial market acceptance and scale. Accordingly, the Trust’s competitors may commercialize a competing product more rapidly or effectively than the Trust is able to, which could adversely affect the Trust’s competitive position, reduce demand for the Shares, and impact the Trust’s ability to sustain operations.

If the Trust fails to maintain sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with maintaining the Trust, which could impact the Sponsor’s ability to continue investing in effective ongoing operations and risk controls to minimize potential operating failures, errors, or losses for Shareholders. The Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a low number of authorized participants willing to make a market in the Shares. This, in turn, could result in a significant and prolonged premium or discount in the Shares causing the Trust to fail to accurately reflect the performance of the price of Portfolio Crypto Assets.

Shareholders may also invest in Portfolio Crypto Assets through means other than the Shares, including through direct investments in Portfolio Crypto Assets and through the purchase of other financial vehicles, including securities that hold, are backed by or are linked to one or more Portfolio Crypto Assets (for example, exchange traded funds that hold Bitcoin and/or Ether), as well as through other Portfolio Crypto Asset financial vehicles that are similar to and competitive with, the Trust, or futures-based products. Market and financial conditions, as well as other conditions beyond the Sponsor’s control, may make it more attractive to invest in these other financial vehicles or to invest in Portfolio Crypto Assets directly. This could limit the market for, and reduce the liquidity or value of, the Shares. In addition, if Competing Portfolio Crypto Asset financial vehicles that track the price of one or more Portfolio Crypto Assets gain significant market share, large purchases or redemptions of the securities of such Portfolio Crypto Asset financial vehicles could negatively affect the relevant value of the Shares.

Market and financial conditions, as well as increased competition from alternative investment vehicles and other conditions beyond the Trust’s control, may make it more attractive for Shareholders to invest directly in Portfolio Crypto Assets or in other vehicles. Any of these situations could have a negative impact on the price of Portfolio Crypto Assets or adversely affect the value of the Shares.

The price of Crypto Assets may be affected due to stablecoins (including Tether and USD Coin, or "USDC"), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the Crypto Asset market. Stablecoins are Crypto Assets designed to have a stable value over time as compared to typically volatile Crypto Assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has previously impacted the price of some of the Portfolio Crypto Assets. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the market of Portfolio Crypto Assets.

In addition, some have argued that certain stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for Crypto Assets such as Ether, could cause artificial rather than genuine demand for Ether, potentially inflating the price of Ether or other Crypto Assets. Critics also argue that those associated with certain stablecoins may be involved in money laundering. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. In addition, a large amount of Tether is issued as ERC-20 tokens on the Ethereum network. If Tether were to no longer be issued or to cease operating on the Ethereum network, demand for Ether used to pay gas fees for ERC-20 Tether transactions, and a substantial source of demand for Ether, could decline, which may cause the price of Ether to decrease. Any material decrease in the value of Ether could negatively affect the value of the Shares. In addition, concerns persist about the adequacy and transparency of Tether’s reserves, which could influence the stability and perception of Crypto Assets, including Portfolio Crypto Assets.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in Crypto Asset markets, including the market of Portfolio Crypto Assets. An affiliate of the Sponsor acts as investment manager to a money market fund, the Circle Reserve Fund, which the issuer of USDC uses to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins.

While USDC is designed to maintain a stable value at $1.00, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Since then, USDC has managed to restore its peg to $1.00 and has not experienced a depegging event of similar magnitude. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could affect stablecoin operations, and adversely affect the value of the Shares. An affiliate of the Sponsor has a minority equity interest in the issuer of USDC. Similar to Tether, a large amount of USDC is issued as ERC-20 tokens on the Ethereum network. If USDC were to no longer be issued or to cease operating on the Ethereum network, demand for Ether used to pay gas fees for ERC-20 USDC transactions could decline, and a substantial source of demand for Ether could be eliminated, which could cause the price of Ether to decrease and negatively affect the value of the Shares.

Some stablecoins have been alleged to be securities under the federal securities laws. For example, on June 5, 2023, the SEC alleged in a complaint that the stablecoin BUSD, a U.S. dollar stablecoin issued by Binance, was a “crypto asset security” and that Binance “offered and sold to U.S. investors as part of a profit-earning scheme within the Binance ecosystem.” However, on June 28, 2024, a federal judge dismissed the SEC's claim that BUSD was a security, stating that the SEC failed to credibly establish that BUSD was offered or sold as such. In another example, the District Court for the Southern District of New York denied defendants’ motion to dismiss an SEC complaint asserting that the stablecoin TerraUSD (UST), a U.S. dollar stablecoin issued by Terra Labs, is a security. Further public concern about the possible security status of stablecoins manifested in November 2023, when the financial technology company PayPal disclosed in a filing that it had received a subpoena from the SEC relating to the PayPal USD stablecoin that requested the production of documents. If a widely used stablecoin were legally determined to be a security, this could trigger mass redemptions and broader instability in the Crypto Asset market, negatively impacting the value of the Shares.

Given the foundational role that stablecoins play in global Crypto Asset markets, their fundamental liquidity and actual stability can have a dramatic impact on the broader Crypto Asset market, including the market for Portfolio Crypto Assets. Because a large portion of the Crypto Asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in Crypto Assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other Crypto Assets (including Portfolio Crypto Assets), or regulatory concerns about stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the market of Portfolio Crypto Assets, and affect the value of Portfolio Crypto Assets, and in turn impact an investment in the Shares.

The Blockchains underlying the Crypto Assets, including Portfolio Crypto Assets rely on software and programming that is highly complex, and if this software contains undetected errors or vulnerabilities, the value of the Portfolio Crypto Assets and the Shares could be adversely affected.

The Blockchains underlying the Crypto Assets, including Portfolio Crypto Assets rely on software that is highly complex. Any vulnerabilities or flaws discovered in such software could harm the reputations of these networks, leading to a loss of developers or users, and ultimately, a loss in the value of the Portfolio Crypto Assets and the Shares. Flaws in the source code for Crypto Assets have been exploited in the past, resulting in disabled functionality, exposure of users’ personal information, and theft of users’ Crypto Assets. For instance, high-profile security breaches have occurred where vulnerabilities in smart contracts or blockchain protocols led to significant losses. In addition, the cryptography that secures these Crypto Assets could prove to be flawed or ineffective due to developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing. In any of these circumstances, a malicious actor could steal the Portfolio Crypto Assets, which would adversely affect an investment in the Shares. A decline in confidence in the underlying code or cryptography of Crypto Assets could also reduce demand for these assets, negatively impacting the value of the Shares.

The Blockchains on which ownership of Crypto Assets are recorded and the Crypto Assets themselves may be the target of malicious cyberattacks or may contain exploitable flaws in their underlying code, which may result in security breaches, the loss or theft of Crypto Assets, or the decline in value of Crypto Assets.

The Crypto Assets rely on Blockchains for records of ownership. As a result, the Crypto Assets, including Portfolio Crypto Assets are subject to a number of reliability and security risks attendant to Blockchain and distributed ledger technology, including malicious attacks seeking to identify and exploit weaknesses in the software. Some of these known risks include:

•
“51% attacks,” which occur when an attacker controls a majority of a Blockchain’s computing power or staked Crypto Assets necessary to validate transactions on a Blockchain, giving the attacker a majority of the validation power on the network. Miners or Validators on Blockchains who successfully obtain this validation power, either individually or as part of a “Mining pool” or group of validators, may block other users’ transactions, double-spend Crypto Assets, or alter transaction sequences. A 51% attack may also allow an attacker to use its monopoly over new blocks to “censor” other user transactions by actively preventing them from being written to the Blockchain. Any such attack on the Blockchains could result in the loss of Crypto Assets or their valuation.
•
A “Sybil attack” occurs when a single entity or a concentrated number of entities attempt to gain disproportionate influence on the Blockchain by creating multiple fake identities (or "Sybil identities"). This undermines the network’s integrity and can facilitate further attacks, including 51% attacks.
•
A “Finney attack” occurs when an attacker mines a block but delays broadcasting it to the network. The attacker can conduct a transaction with another user and then release the previously mined block containing a conflicting transaction, causing the legitimate transaction to be invalidated. Users accepting transactions without sufficient confirmations are particularly susceptible to this risk. These attacks can be avoided by requiring that several additional network operations be written to the Blockchain after any transaction before considering that transaction complete; however, developers may be incentivized not to do so to allow for quicker processing of network operations on their application.

Such attacks may materially and adversely affect a Blockchain recording the ownership of Crypto Assets, which may in turn materially and adversely affect the transfer or storage of Crypto Assets. As a result of these and other risks of malicious attacks, there is no assurance that the transfer or storage of Crypto Assets will be uninterrupted or fully secure. Any such interruption or security failure may result in impermissible transfers of Crypto Assets and/or loss of Crypto Assets.

In addition, flaws in the source code for Crypto Asset Networks have been exposed and exploited, including flaws that have disabled some functionality for users, or exposed users’ personal information and/or resulted in the theft of users’ Crypto Assets. Discovery of flaws in or exploitations of the source code that allow malicious actors to take or create Crypto Assets in contravention of known network rules have occurred. The cryptographic algorithms underpinning cryptocurrencies like Bitcoin and Ether could prove to be flawed or ineffective, or developments in mathematics and/or technology, such as advances in digital computing, algebraic geometry and quantum computing, could make cryptography ineffective. If such vulnerabilities were exploited, malicious actors could steal Bitcoin, Ether, or other Portfolio Crypto Assets, negatively affecting their demand and prices, and consequently, the value of the Shares. Even if a Crypto Asset other than Bitcoin or Ether was affected by similar circumstances, any reduction in confidence in the robustness of the source code or cryptography underlying Crypto Assets generally could negatively affect the demand for all Crypto Assets, including Bitcoin or Ether, and therefore adversely affect the value of the Shares.

The Blockchains on which ownership of Crypto Assets are recorded are dependent on the efforts of third parties acting in their capacity as the Blockchain transaction Miners, Validators, and centralized entities, and if these third parties fail to successfully perform these functions, the operation of the Blockchains that record ownership of Crypto Assets, including Portfolio Crypto Assets, could be compromised.

The ownership of Crypto Assets is recorded on Blockchains maintained in part by third-party Miners and Validators who process and verify transactions. If these third parties experience cyberattacks or other security incidents, whether through hacking, unauthorized access, data corruption, malware, or phishing attacks, or face financial, operational, or personnel issues, the functioning of the Blockchains may be compromised. This could lead to the unauthorized transfer, loss, or reduction in value of Crypto Assets, including Portfolio Crypto Assets.

Over the past several years, Crypto Asset Mining operations have evolved from individual users Mining with standard computer hardware to highly specialized, large-scale operations utilizing proprietary equipment and advanced application-specific-integrated-circuit (“ASIC”) machines. Similarly, the emergence of PoS consensus mechanisms has given rise to Validators, who contribute to network security by staking their Crypto Assets instead of utilizing computational power for Mining. If transaction fees decline, or other economic factors reduce profitability, Crypto Asset Miners and Validators are more likely to immediately sell tokens earned by Mining or staking, resulting in an increase in the liquid supply of that Crypto Asset, which could potentially lower its market prices. Additionally, Crypto Asset Mining entities or Validators may encounter financial difficulties and have to cease or curtail operations, which could result in a reduction of the “hash power” dedicated to mining a particular Crypto Asset or a decrease in the total staked Crypto Assets dedicated to securing the network, which could reduce that asset’s security and potentially reduce the price of related Crypto Assets.

Additionally, a significant amount of capital staked in PoS Blockchains may be controlled by centralized entities including centralized exchanges, such as Coinbase. In the event that such centralized entities find themselves in financial and/or legal difficulties, staked Crypto Assets could be subject to liquidation or tied up in litigation, which could materially harm the value and liquidity of Crypto Assets. For example, when the exchange FTX filed for bankruptcy in November 2022, it suspended user withdrawals, impacting over two million customers. Although FTX has made progress in repaying customers under new leadership, uncertainties remain about the timeline and extent of recoveries, highlighting the potential risks associated with relying on centralized entities for staking activities.

The security and value of Crypto Assets are heavily reliant on the proper functioning of Blockchains, which depend on the efforts of Miners, Validators, and centralized entities. Failures or difficulties faced by these third parties can compromise the operation of Blockchains, leading to potential losses or reductions in the value of Crypto Assets, including Portfolio Crypto Assets, and the value of the Shares.

The Blockchain technology underlying the Crypto Asset is subject to a number of known and unknown technological challenges and risks that may prevent wide adoption and use of the Crypto Assets, which may negatively affect the value of Portfolio Crypto Assets and the value of the Shares.

The Blockchain technology used in connection with Crypto Assets, also known as “distributed ledger technology,” is a relatively new, untested and evolving technology. It represents a novel combination of several concepts, including a publicly available database or ledger that represents the total ownership of a currency at any one time, novel methods of authenticating transactions using cryptography across distributed network nodes that permit decentralization by eliminating the need for a central clearing-house while guaranteeing that transactions are irreversible and consistent, and various methods of incentivizing this authentication, such as issuing new Crypto Assets to Validators on PoS Blockchains or Miners on PoW Blockchains. Despite these developments, Blockchain technology and Crypto Assets are susceptible to risks and challenges, including technological vulnerabilities, regulatory uncertainties, market volatility, and unforeseen issues. Consequently, Portfolio Crypto Assets are exposed to these evolving risks, including:

•
Scalability is a challenge for platforms working with large Blockchains, because the addition of records to a Blockchain requires the network to achieve consensus through a transaction validation mechanism, which often involves redundant and extensive computation. The process can be slower than centralized clearinghouses, leading to delays and bottlenecks as Crypto Asset usage expands. Although solutions like Layer 2 protocols on the Ethereum network and PoS mechanisms have been introduced to improve scalability and efficiency, these innovations may not fully resolve the issues, and their long-term effectiveness remains uncertain.
•
To the extent that incentive payments are used to validate transactions on the Blockchains that record ownership of Crypto Assets, these fees may spike during times of high transaction volume, increasing the costs associated with transferring or storing Crypto Assets. We believe that these rewards do not warrant a Validator registering as a broker-dealer, as discussed in the section “Item 1. Business—Overview of Government Regulation”; however, regulatory agencies may disagree with our position. Recent regulatory developments have heightened scrutiny over Crypto Asset transactions and staking rewards, and changes in regulations could materially impact our operations.
•
While blocks on a Blockchain are generally immutable, temporary forks or competing chains can arise during the validation process, especially concerning recent blocks. As a result, a block is often not considered irreversible until several additional blocks have been added. Occasionally, blocks with few confirmations may be dropped or modified, affecting the perceived permanence of transactions.

•
Although Blockchains are generally considered reliable, they are subject to certain attacks, including 51% attacks, double-spending, and vulnerabilities in smart contracts. New types of exploits, such as attacks targeting cross-chain bridges and DeFi platforms, have emerged. These vulnerabilities may lead to security breaches, the loss or theft of Crypto Assets, or a decline in their value. For more details, see the risk factor “The Blockchains on which ownership of Crypto Assets are recorded and the Crypto Assets themselves may be the target of malicious cyberattacks or may contain exploitable flaws in their underlying code, which may result in security breaches, the loss or theft of Crypto Assets or the decline in value of Crypto Assets, including Portfolio Crypto Assets.”
•
The software related to the Blockchains on which ownership of Crypto Assets is recorded may alter the incentive payments to Miners or Validators required to complete transactions, which could materially and adversely affect the transfer or storage of Crypto Assets. In addition, modifications to consensus algorithms, such as the transition from PoW to PoS, can reduce the number of Miners or Validators, potentially making the Blockchain more vulnerable to attacks.
•
Because the Blockchains on which ownership of Crypto Assets is recorded are public, they are exposed to malicious actors who may attempt to exploit weaknesses in the network. Security breaches, hacking incidents, or other malicious activities could result in significant losses or impairments of our holdings in Crypto Assets.

Although solutions have been proposed and implemented to address these challenges, their effectiveness has not been proven. Further, unforeseen challenges may arise in the future that cannot be predicted. For example, advances in cryptography and/or technical advances, such as the development of quantum computing, could present risks to the Blockchains that record ownership of the Portfolio Crypto Assets by undermining the cryptographic consensus mechanism that underpins the Blockchain protocols. Additionally, legislative and regulatory agencies may prohibit the use of current and/or future cryptographic protocols which could limit the utility and value of Crypto Assets, including Portfolio Crypto Assets and, in turn, the value of the Shares. Recent regulatory actions and increased scrutiny by authorities have intensified the uncertainty surrounding Crypto Assets. Accordingly, the further development and future viability of Crypto Assets, including the Portfolio Crypto Assets, remain uncertain, and unknown challenges may prevent their wider adoption.

The long-term viability and technological evolution of Crypto Assets and Blockchain technology are uncertain, and their development, acceptance, and adoption face significant industry-wide challenges, which could negatively impact the value of the Portfolio Crypto Assets and the Shares.

Crypto Assets and the underlying Blockchain technology are relatively new and continuously evolving. There is significant uncertainty regarding their long-term viability, driven by factors such as economic conditions, inflation, regulatory developments, technological advancements, and consumer acceptance. The future growth and utility of Crypto Assets depend heavily on the continued adoption of Blockchain networks, but this growth remains uncertain due to various industry-wide challenges. Any slowdown or cessation in the development, adoption, or acceptance of Blockchain technology could adversely affect the value of Crypto Assets, including Portfolio Crypto Assets, and, consequently, the Shares.

The factors affecting the long-term adoption, acceptance, and value of both Blockchain networks and Crypto Assets include:

•
Global adoption and integration of Crypto Assets and Blockchain technologies into the financial system.
•
Governmental and regulatory actions affecting Crypto Assets, including increased scrutiny and restrictions on Blockchain networks.
•
Ongoing maintenance and development of open-source Blockchain protocols.
•
Changes in consumer demographics, preferences, and confidence in Crypto Assets as a legitimate store of value or medium of exchange.
•
Competition from alternative digital payment methods, government-issued digital currencies, and traditional financial systems.

•
Speculative interest in Crypto Assets and general economic conditions in the United States and globally.
•
A decline in the popularity of Crypto Assets or other Blockchain-based tokens.

Recent events have heightened these risks. In November 2022, FTX and its affiliates filed for bankruptcy, undermining user confidence in cryptocurrency trading and leading to negative publicity and extreme price volatility. These events adversely affected numerous entities in the Crypto Asset industry and reduced the liquidity of certain assets. In 2023, regulatory scrutiny intensified. The SEC initiated actions against major crypto exchanges like Coinbase and Binance, alleging unregistered securities operations. This increased regulatory activity has led to uncertainty, negatively impacting market confidence and potentially affecting the operations of the Trust.

Additionally, the technological purposes of some networks, such as Ethereum, which powers smart contracts rather than serving solely as a medium of exchange, could impact the growth and user acceptance of certain Crypto Assets. This divergence in utility could affect the expansion and adoption of Crypto Assets, further adding to the volatility and uncertainty of their value.

Neither the Trust nor the Sponsor has control over these factors, making it challenging to influence the value or marketability of Crypto Assets. As a result, there is no assurance that Crypto Assets will maintain or increase in value over time, which could negatively impact the value of the Shares.

Blockchain networks, including Bitcoin and Ethereum, face significant scaling challenges and efforts to improve transaction speed and throughput may not be successful, potentially adversely impacting the value of the Shares.

Blockchain networks, such as Bitcoin and Ethereum, face significant scaling challenges due to an inherent tradeoff between security and scalability. Public Blockchains rely on decentralization for security, where no single intermediary manages the systems. Instead, individual nodes (e.g., Miners or Validators) process transactions and maintain copies of the entire network state. This decentralized model enhances security by reducing the risk of manipulation but also limits transaction capacity, as throughput is constrained by the capabilities of each participating node.

To address these scaling limitations, both the Bitcoin and Ethereum networks have focused on protocol upgrades and Layer 2 scaling solutions. Ethereum’s transition to a PoS consensus mechanism through the Merge aimed to enhance efficiency and reduce energy consumption. Future upgrades, such as “sharding,” aim to divide the network into smaller sections for parallel processing. Layer 2 solutions, such as rollups, state channels, and sidechains, are being developed to handle transactions off the main network, reducing congestion and lowering transaction fees. Similarly, Bitcoin is exploring Layer 2 solutions like the Lightning Network and rollups to increase scalability and reduce costs. However, there is no guarantee that any of these solutions, whether on Layer 1 (the base network) or Layer 2, will be successful or widely adopted. The decentralized governance structures of these networks could hinder consensus on proposed changes, potentially resulting in Hard Forks or migrations to competing Blockchains.

Moreover, the smart contract platform protocols underlying some of the Portfolio Crypto Assets were only recently conceived and the technologies underlying these protocols may not function as intended, which could have an adverse impact on the value of the Portfolio Crypto Assets and an investment in the Shares. In particular, Portfolio Crypto Asset Networks designed to utilize smart contracts rely on innovative scaling solutions designed to increase the efficiency of processing and throughput of smart contract transactions. For example, the Solana protocol, first conceived by Anatoly Yakovenko in a 2017 whitepaper, introduced PoH transaction ordering, which is intended to improve upon the more widely used PoS consensus mechanism utilized by many other smart contract-based Crypto Asset Networks. PoH is intended to provide a transaction processing speed and capacity advantage over other PoS networks, like the Ethereum network, which rely on sequential production of blocks and can lead to delays caused by validator confirmations.

Like other public, permissionless Crypto Asset Networks, PoH-based Crypto Asset Networks and similar scaling solutions are new technologies that are not widely used, may not function as intended, and are subject to many of the same or even greater limitations as the Crypto Asset Networks and protocols they seek to improve upon. For example, these networks may require more specialized equipment to operate or interact with, and therefore fail to attract a significant number of users. In addition, there may be flaws in the cryptography underlying these scaling solutions, including flaws that affect their functionality and make them even more vulnerable to attack than the Crypto Asset Networks they seek to improve upon. For example, the Solana network has suffered a significant number of service disruptions. On February 6, 2024, the Solana network experienced a major outage, later attributed to a bug in the core software that prevented Validators from processing blocks, and was offline for over five hours.

Despite ongoing efforts to enhance the speed and throughput of Crypto Asset transactions, scaling solutions have yet to fully address these challenges. As demand for Blockchain network usage grows, transaction fees and settlement times may increase. For instance, the Bitcoin network can handle approximately 3-7 transactions per second, while the Ethereum network manages about 15 transactions per second. During periods of peak demand, these networks have experienced significant congestion. In December 2023, increased activity on the Bitcoin network led to transaction fees rising to as high as $37 to $52, with over 300,000 pending transactions. Similarly, Ethereum transaction fees peaked at $200 per transaction in April 2022, though they have since decreased to approximately $3.56 as of December 31, 2024. Such increased fees and slower settlement speeds could reduce the utility of Crypto Assets for use cases like micropayments. The lack of financial incentives for core developers of Blockchains may also slow down the development of critical upgrades. Developers who contribute to network improvements typically lack steady funding, which could lead to reduced motivation to resolve emerging challenges or to achieve consensus on solutions. This could delay necessary scalability and security enhancements, further exacerbating network congestion and increasing transaction fees.

Any failure to effectively address these scaling challenges could adversely impact the adoption of Bitcoin, Ether, or other Crypto Assets, reducing their value and potentially affecting the value of the Shares.

Irrevocable nature of Blockchain transactions may result in permanent losses and the Trust’s limited ability to recover erroneous or fraudulent transfers.

Blockchain transactions, including those involving Bitcoin and other Crypto Assets, are typically irreversible once confirmed. Without the active cooperation of the transaction recipient or, theoretically, control by a majority of the network’s computing power (hash rate), it is generally not possible to reverse a transaction recorded on the blockchain. This means that if the Portfolio Crypto Assets are accidentally transferred to the wrong address or stolen, the Trust may not be able to recover the assets or seek compensation. If the Trust is unable to identify or engage the recipient of an erroneous or unauthorized transfer, the result could be a complete loss of the transferred assets, potentially leading to a total loss of a Shareholder’s investment or adversely affecting the value of the Shares.

In addition, Shareholders are solely responsible for ensuring the accuracy of the wallet information provided to the Trust. If, for example, a Shareholder’s contributions are sent to the wrong wallet address or fail to be delivered to the Trust, the Trust will not be liable for any resulting loss. Moreover, if incorrect information from a Shareholder leads to misdirected Portfolio Crypto Assets, the Trust will not be responsible for losses incurred if it relied in good faith on inaccurate information.

The market for Crypto Assets, including Bitcoin and Ether, is characterized by low liquidity, ownership concentration, and high volatility, which can exacerbate losses and increase market risk.

The market for Crypto Assets, including Bitcoin and Ether, tends to experience significant fluctuations due to shallow trade volumes and limited liquidity, especially during periods of market stress. Ownership concentration can be high, with a small number of holders controlling substantial amounts of assets, which can make it difficult to execute large trades in a timely and market-efficient manner. For example, as of December 31, 2024 the largest 100 Bitcoin wallets held approximately 14% of the Bitcoin in circulation, the largest 100 Ether wallets held approximately 68% of the Ether in circulation, the largest 100 SOL wallets held approximately 23% of the SOL in circulation and the largest 100 XRP wallets held approximately 71% of the XRP in circulation. This concentration increases the risk that significant sales could disrupt prices, leading to sharp declines and potential losses.

Moreover, while the crypto derivatives market has expanded in recent years, particularly for Bitcoin and Ether, regulatory uncertainty and fragmented market infrastructure continue to limit participants’ ability to hedge positions effectively, leaving them more exposed to volatility. These liquidity challenges are particularly concerning for large holders, such as the Trust, which may struggle to sell substantial portions of its holdings without driving prices down further, especially in a stressed market environment. The Trust’s concentration in Bitcoin and Ether compounds these risks, as sudden market corrections could take years to recover from based on past market cycles.

These factors could adversely affect the Trust’s ability to liquidate its assets efficiently, ultimately impacting the value of the Trust’s holdings in the Portfolio Crypto Assets and leading to potential losses for investors.

Crypto Assets, including Bitcoin and Ether, are vulnerable to theft, loss, and permanent inaccessibility due to security failures and loss of private keys.

Access to Crypto Assets typically requires a unique numerical code known as a “private key.” If this private key is lost, destroyed, or otherwise compromised, the associated Crypto Assets become permanently inaccessible. The Trust relies on its Custodian to securely store private keys and safeguard its Portfolio Crypto Assets holdings. However, if the Custodian’s internal controls are inadequate or compromised, and no accessible backup of private keys exists, the Trust could suffer a partial or total loss of its Portfolio Crypto Assets holdings, adversely affecting the value of an investment in the Shares.

Additionally, cybersecurity threats, hacking incidents, and insider fraud pose significant risks, as malicious actors may attempt to misappropriate private keys, leading to the theft of the Crypto Assets. The use of third-party service providers, including the Custodian, also introduces risks related to operational failures, insolvency, or negligence, which could result in a loss of the Trust’s Portfolio Crypto Assets holdings. Unlike traditional financial products with strong consumer protections, there are no intermediaries in the Crypto Asset market to limit consumer losses, making the Portfolio Crypto Assets holdings particularly vulnerable to permanent financial loss, which could negatively impact the value of an investment in the Shares.

Certain Crypto Assets may rely on third-party Blockchains and decentralized networks, which could negatively impact the value of the Shares.

Certain Crypto Assets rely on third-party Blockchains and decentralized data storage systems, and their value may be directly affected by the success and functionality of these systems. For example, the Ethereum network supports a wide range of tokens and decentralized applications but depends heavily on its underlying Blockchain and network of Validators. Any disruptions to Ethereum network, whether due to technological failures, regulatory restrictions, or reduced Validator participation, could impact the value of tokens built on its network, potentially decreasing the value of the Trust’s holdings. Similarly, Blockchains like Solana, known for high-speed transactions, have experienced network outages and performance issues caused by high transaction volumes and technical vulnerabilities. Future incidents of this nature could reduce confidence in the stability of the Solana network, negatively affecting the value of Solana-based assets held by the Trust. In addition, some Crypto Assets utilize decentralized data storage systems like Filecoin or Arweave. If these storage networks face scalability challenges or a decline in usage, projects and tokens dependent on them could lose functionality and value. Decentralized storage also relies on economic incentives to ensure data persistence over time. If incentives weaken, or if storage providers exit the industry, certain data could become inaccessible or permanently lost.

There is no guarantee that these Blockchains or decentralized networks, or their developers and participants, will continue to operate successfully. Technological failures, regulatory challenges, or a decrease in participation by users, Miners, or Validators could disrupt the Trust’s operations, resulting in reduced liquidity, diminished asset value, and ultimately adversely affecting the value of the Shares.

Banks may be reluctant to provide banking services, or may cut off banking services, to businesses that provide Crypto Asset-related services or that accept Crypto Assets as payment.

Crypto Asset markets have been negatively impacted by the failure of entities perceived to be integral to the Crypto Asset ecosystem. For example, in March 2023, state banking regulators placed Silicon Valley Bank and Signature Bank into FDIC receiverships. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Because these banks were perceived to be the banks most open to providing services for the Crypto Asset ecosystem in the United States, their failures may impact the willingness of banks to provide banking services to Crypto Asset market participants. This reluctance often stems from concerns over regulatory compliance, heightened scrutiny, and perceived risks associated with money laundering and fraud in the crypto sector. Additionally, increased regulatory pressure, such as enforcement actions targeting financial institutions that fail to implement robust anti-money laundering controls, may further deter banks from engaging with crypto-related businesses. Furthermore, the failure of these banks caused a number of Crypto Asset industry participants to struggle in finding banks willing to work with them.

Reports have also suggested that U.S. regulatory agencies, including the Department of the Treasury, may have advised financial institutions to approach crypto-related clients with caution. While some policymakers and industry participants have argued that this activity constituted a coordinated effort to limit banking access to crypto companies (sometimes referred to as “Operation Choke Point 2.0”), regulators have not publicly confirmed such an initiative. Congressional hearings continue to explore the extent to which government influence may have contributed to banking challenges for crypto businesses. Separately, the SEC’s now-rescinded Staff Accounting Bulletin No. 121 (“SAB 121”) previously required banks and other public companies to record Crypto Assets held in custody as liabilities on their balance sheets, imposing significant regulatory and capital burdens. Some industry participants characterized this accounting treatment as discouraging banks from offering custody solutions for Crypto Assets. In early 2025, the SEC formally repealed SAB 121, potentially easing some barriers to crypto custody services. However, despite this repeal, broader regulatory uncertainty and continued scrutiny may still deter banks from engaging with Crypto Asset industry.

While recent regulatory developments may suggest a more measured approach to crypto-related banking services, there is no guarantee that measures similar to those discussed above will not be reintroduced in the future. The inability to access banking services could negatively impact Crypto Asset market participants and therefore the value of Crypto Assets, including the Portfolio Crypto Assets, and thus the Shares. In addition, although the bank failures above did not have a direct impact on the Trust or the Sponsor when they occurred, it is possible that a future closing of a bank with which the Trust or the Sponsor has a financial relationship could subject the Trust or the Sponsor to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Trust or the Sponsor with bank accounts and banking services. Similarly, if banking restrictions tighten due to a shift in U.S. regulatory priorities, the Crypto Asset ecosystem could face challenges in securing banking relationships, which could impact Crypto Asset liquidity, market stability, operational security, and institutional adoption, all of which could negatively affect the Portfolio Crypto Assets and, consequently, an investment in the Shares.

Political or economic crises may motivate large-scale sales of Crypto Assets and/or Ether, which could result in a reduction in the price of Ether and adversely affect an investment in the Shares.

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

Shareholders may not receive the benefits of Airdrops.

In addition to forks, a Crypto Asset may become subject to an Airdrop. In an Airdrop, the promoters of a new Crypto Asset announce to holders of another Crypto Asset that such holders will be entitled to claim a certain amount of the new Crypto Asset for free, based on the fact that they hold such other Crypto Asset. Shareholders may not receive the benefits of any Airdrops, as the Trust may choose not to, or may be unable to, participate in an Airdrop due to operational, tax, securities law, regulatory, security, or other risks or challenges. Additionally, claiming Airdropped assets may put the Trust’s holdings at risk, and certain laws or regulations may prohibit the sale or disposal of such assets, or there may not be a suitable market for these assets, either immediately after the event or at any point in the future.

While the Trust may consider periodically liquidating Airdropped assets and returning the proceeds to Shareholders, it will only do so if it believes in good faith that such actions would benefit Shareholders. The Trust’s decision to participate in an Airdrop primarily depends on whether its Custodian supports the acceptance and sale of the Airdropped assets. Even if the Custodian supports the Airdrop, participation is not guaranteed, and if the Custodian does not support it, the Trust is unlikely to accept or liquidate such assets. Ultimately, the Sponsor retains discretion to pursue Airdrops that may generate incremental returns, even if not supported by the Custodian, but doing so may involve significant risks, including operational and legal issues.

Any name changes and any associated rebranding initiative by the core developers of a Crypto Asset may not be favorably received by the Crypto Asset community, which could negatively impact the value of such Crypto Asset and the value of the Shares.

From time to time, Crypto Assets may undergo name changes and associated rebranding initiatives to better align with a project’s evolving vision, attract new users, or distinguish the project from competitors. For example, Bitcoin Cash ABC rebranded to eCash in 2021 to differentiate itself from Bitcoin Cash forks, while ZenCash rebranded to “Horizen” in 2018 to reflect its expanded mission. Similarly, the Ethereum Foundation rebranded “Ethereum 1.0” and “Ethereum 2.0” as the “execution layer” and “consensus layer,” respectively, in 2022 to prevent confusion and reduce scam risks.

Despite these efforts, the Sponsor cannot predict the impact of any name change and any associated rebranding initiative on the relevant Crypto Assets. After such changes, a Crypto Asset may not be able to achieve or maintain the same level of brand recognition or status, potentially leading to reduced demand and market uncertainty. Inconsistent adoption of new names across exchanges, custodians, and data providers may further disrupt liquidity and price discovery. Additionally, rebranding efforts may draw regulatory scrutiny, especially if authorities view them as attempts to alter legal classifications, requiring updated disclosures or compliance measures. In some cases, rebranding has coincided with governance disputes that led to Hard Forks, forcing market participants to choose between competing versions of a Crypto Asset, potentially increasing volatility and reducing liquidity. If rebranding initiatives do not succeed as intended, the anticipated benefits may not materialize, which could adversely affect the value of the relevant Crypto Asset and, in turn, negatively impact the value of the Shares.

Evolving regulatory landscape and increased scrutiny of Crypto Assets may adversely impact the business and reputation of the Trust and the Sponsor.

The cryptocurrency landscape continues to evolve rapidly, with policymakers worldwide intensifying their focus on establishing regulatory frameworks for Crypto Assets and related platforms. While some progress has been made, significant uncertainty remains regarding the scope, timing, and impact of these efforts. This evolving regulatory environment may hinder our ability to adapt effectively to proposed legislation and regulatory changes that could adversely affect our business.

As Crypto Assets have gained widespread adoption and increased in market size, various U.S. federal, state, local, and foreign governmental agencies, as well as consumer advocacy groups, have escalated their scrutiny of crypto networks, users, and platforms. Areas of concern include the use of Crypto Assets for illicit activities, funding of criminal or terrorist enterprises, and the safety and integrity of platforms holding Crypto Assets on behalf of users. These entities have increasingly called for heightened regulatory oversight and issued advisories warning users and investors of the risks associated with Crypto Assets. Notably, in September 2022, the White House released the “Comprehensive Framework for Responsible Development of Digital Assets,” encouraging regulatory agencies to implement rules addressing emerging risks in the Crypto Asset ecosystem. Since then, additional regulatory developments, including proposed rules by the SEC targeting Crypto Asset platforms and renewed focus on stablecoins, have highlighted an ongoing commitment to stricter oversight.

Traditional financial services competitors have long-established relationships with policymakers and have cultivated lobbying efforts to advance their interests. While members of the cryptocurrency industry have begun engaging with policymakers and external advisors to advocate for balanced regulation, the relative infancy of these efforts compared to other industries leaves the cryptocurrency industry vulnerable to unfavorable regulatory outcomes. New laws, regulations, or interpretations of existing regulations may emerge in the United States and internationally that are detrimental to Crypto Asset platforms, potentially disrupting our business operations, financial performance, or growth opportunities. Furthermore, political and advocacy activities from the Trust and the Sponsor aimed at influencing the regulatory environment may attract negative perceptions from investors and the public. Such perceptions could harm the Trust’s reputation and its overall market position, compounding the challenges posed by an increasingly complex and uncertain regulatory landscape.

If the Crypto Asset Networks of the Crypto Assets held by the Trust are used to facilitate illicit activities, businesses that facilitate transactions in the Portfolio Crypto Assets could be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the price of the relevant Portfolio Crypto Assets and the value of the Shares.

Crypto Asset Networks have in the past been, and may continue to be, used to facilitate illicit activities. If a Crypto Asset Network of a Portfolio Crypto Asset held by the Trust is used to facilitate illicit activities, businesses that facilitate transactions in such Portfolio Crypto Asset could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such Portfolio Crypto Asset could be removed from Crypto Asset trading platforms. Moreover, law enforcement agencies and other market participants have often relied on the transparency of Blockchains to facilitate investigations and comply with laws, such as anti-money laundering and economic sanctions laws. If any of the Portfolio Crypto Assets contain privacy-enhancing features, law enforcement agencies and other market participants may have less visibility into transaction-level data, which may encourage bad actors to misuse such Portfolio Crypto Asset’s network for such illicit purposes. Businesses that facilitate transactions in those Portfolio Crypto Assets may be at increased risk of potential criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks. In August 2019, for example, Coinbase UK delisted another privacy-oriented Crypto Asset, Zcash, and in January 2021 Bittrex delisted Zcash as well as Monero and Dash, two other privacy-focused Crypto Assets. Although neither trading platform disclosed the reasons for such delisting, and both trading platforms subsequently relisted Zcash, it is believed that they were the result of the privacy-enhancing features of the Crypto Assets and there is a risk that Crypto Asset trading platforms could remove any Portfolio Crypto Assets containing privacy-enhancing features in the future. Any of the aforementioned occurrences could adversely affect the price of the relevant Portfolio Crypto Asset, the attractiveness of the respective Crypto Asset Network and an investment in the Shares of the Trust.

When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, Crypto Assets, they generally do not transact directly with counterparties other than the authorized participant, a liquidity provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with anti-money laundering and know-your-client regulations. When an authorized participant or liquidity provider sources Crypto Assets in connection with the creation of the Shares or facilitates transactions in Crypto Assets at the direction of the Trust or the Sponsor, it directly faces its counterparty and, in all instances, the authorized participant or liquidity provider, as applicable, follow policies and procedures designed to ensure that it knows the identity of its counterparty. The authorized participant is a registered broker-dealer and therefore subject to anti-money laundering and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by FinCEN (as defined below) and further overseen by the SEC and Financial Industry Regulatory Authority ("FINRA").

In accordance with its regulatory obligations, the authorized participant, or the liquidity provider, conducts customer due diligence and enhanced due diligence on its counterparties, which enables it to determine each counterparty’s anti-money laundering and other risks and assign an appropriate risk rating.

As part of its counterparty onboarding process, each of the authorized participant and the liquidity provider uses third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of the Treasury Department’s OFAC and countries and territories identified as non-cooperative by the Financial Action Task Force. If the Sponsor, the Trust, the authorized participant or the liquidity provider were nevertheless to transact with such a sanctioned entity, the Sponsor, the Trust, the authorized participant and the liquidity provider would be at increased risk of potential criminal or civil lawsuits.

Risks Related to Bitcoin and Ethereum

In addition to the risks noted above regarding Crypto Assets, the following risk factors discuss Bitcoin and Ethereum more specifically, because they are the two primary Portfolio Crypto Assets held by the Trust.

Decentralized governance and amendments to Bitcoin and Ethereum networks, if accepted and authorized by the Bitcoin or Ethereum networks, could adversely affect an investment in the Trust.

Decentralized networks like Bitcoin and Ethereum rely on voluntary consensus and open competition among participants for governance. While this promotes decentralization, it can lead to challenges in reaching consensus or responding swiftly to issues, potentially hindering the networks’ utility and ability to grow and face challenges. Amendments to the networks’ protocols and software, if accepted and authorized by their respective communities, could introduce significant risks that may adversely affect an investment in the Trust.

Both the Bitcoin and Ethereum networks are maintained by informal groups of core developers who propose changes to their open-source code bases, primarily through platforms like GitHub. These developers can suggest refinements or upgrades, but any modifications require consensus from network participants—Miners or Validators, node operators, and users—for implementation. While these amendments aim to enhance network functionality, they could also alter essential features such as transaction processing, fee or award structures, token issuance limits, or even the total supply of Crypto Assets, potentially reducing the utility and value of Bitcoin or Ether.

For Bitcoin, disagreements among participants have historically led to Hard Forks, resulting in competing and incompatible versions of the Blockchain. If a significant minority accepts a protocol change not adopted by the majority of participants, it could materially reduce the perceived value of Bitcoin and adversely affect the Trust’s Bitcoin holdings. In the case of Ether, a significant event occurred in 2016 when a hacker exploited a vulnerability in a smart contract on the Ethereum network, siphoning approximately $60 million worth of Ether from the DAO. The Ethereum community responded by implementing a Hard Fork to reverse the effects of the hack, resulting in the creation of two separate Blockchains: Ethereum and Ethereum Classic. Such forks can generate market uncertainty, diminish user confidence, and lead to reduced asset values.

The decentralized governance structures mean there is no central authority to enforce decisions, which can slow responses to critical vulnerabilities. For example, in 2010, a flaw in the Bitcoin network allowed an attacker to generate an excessive number of Bitcoins, which was quickly rectified through a software update. More recently, in 2023, a vulnerability known as the “replacement cycling attack“ threatened the security of the Bitcoin Lightning Network, necessitating urgent patches. Similarly, in March 2024, a flaw in the Ethereum network’s Sepolia testnet enabled attackers to create blocks that some nodes accepted while others rejected, prompting immediate software updates. Additionally, a vulnerability in one of Ethereum’s smart contract programming languages exposed contracts to potential exploitation, leading to significant financial losses. While patches were released, concerns about the long-term effectiveness of these fixes persist, highlighting the governance challenges in managing security risks.

The absence of a clear, centralized decision-making body can create long-term challenges for growth and development of Bitcoin and Ethereum networks. Participants may struggle to implement necessary changes or address systemic issues promptly, potentially undermining confidence in Bitcoin, Ether, or Crypto Assets generally. The lack of clarity in governance may adversely affect the networks’ utility and ability to grow and face challenges, especially when addressing long-term problems requiring coordinated solutions. If proposed amendments or software upgrades are not effectively managed, or if disputes among participants result in Hard Forks or other disruptions, the value of the Trust’s Bitcoin and Ether holdings could be materially and adversely affected. Any instability or prolonged decision-making processes within these decentralized networks may lead to a decrease in the value of the Trust’s investments.

Fluctuations in the supply of Bitcoin and Ether due to regulatory, technological, and deflationary factors could adversely affect the value of the Shares.

Both the Bitcoin and Ethereum networks have unique mechanisms and regulatory considerations that could impact the supply of their respective Crypto Assets, which may in turn affect the value of the Shares.

The Bitcoin network relies on energy-intensive PoW Mining to secure its Blockchain, which requires significant computational power and electricity. Mining consumes substantial energy, with estimates comparing the network’s energy use to that of small countries. This process not only contributes to electronic waste but has also led to increased scrutiny from regulators and environmental groups. Several jurisdictions, including the U.S., China, and Sweden, have implemented or are considering regulations that restrict or ban Bitcoin Mining due to its environmental impact. High electricity costs and regulatory barriers may cause Miners to shift to alternative Validation protocols, such as PoS, or exit the market altogether, which could diminish the network’s security. A reduction in the computational resources supporting the Bitcoin network could lower its resilience to attacks, reducing its value as a store of wealth or medium of exchange.

In contrast, the Ethereum network underwent significant changes following the Merge in 2022, transitioning from a PoW to a PoS consensus model. This shift reduced the issuance of new Ether, as Validators are now selected based on the amount of Ether they stake rather than computational effort, leading to a lower rate of new Ether issuance—approximately 1,700 Ether daily, though this rate varies. In addition, Ethereum’s EIP-1559 fee-burning mechanism, introduced in 2021, further constrains the supply by burning a portion of transaction fees paid in Ether, effectively reducing Ether in circulation. These deflationary pressures, along with the ability to withdraw staked Ether following the Shanghai/Capella upgrade in April 2023, introduce variability in the supply of Ether, potentially affecting its trading dynamics and the value of the Shares.

Both networks are subject to regulatory developments that could further affect their supply and usage. Increased restrictions on Bitcoin Mining or changes in Ethereum’s fee structure and Validator behavior could alter the availability of these Crypto Assets. Stricter regulations and heightened environmental concerns may decrease Mining activity, reduce transaction acceptance, and limit the overall supply of both Bitcoin and Ether, which could negatively impact their prices and, consequently, the value of the Shares. Additionally, the compliance costs associated with new regulations could increase barriers to entry for Miners and Validators, potentially leading to market concentration and price volatility.

The open-source structure, the lack of compensation, and limited resources to address emerging technical issues for the Bitcoin network and Ethereum network protocols could damage the Bitcoin network and the Ethereum network and adversely affect an investment in the Trust.

The Bitcoin and the Ethereum networks operate based on open-source protocols maintained by core developers and other contributors on platforms like GitHub. These networks lack centralized oversight and are not managed by official organizations or authorities. Because these networks do not generate revenue that directly supports development—Bitcoin rewards are limited to Miners, and Ether rewards are limited to Validators—developers typically contribute without financial compensation. Some funding for development may be provided through grants from nonprofit organizations, industry participants, and community-led initiatives, but these resources are not guaranteed or consistently available.

The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin and Ethereum networks may lead to diminished motivation among developers to maintain and improve the networks, potentially causing delays in implementing necessary scalability, security, and protocol upgrades. If core developers reduce or cease their involvement or shift their efforts to other Crypto Asset projects, the networks could face challenges in addressing critical technical issues. For example, in June 2017, rumors of Ethereum co-founder Vitalik Buterin’s death led to a temporary 20% drop in Ether’s price, illustrating how market confidence can be tied to key protocol developers. Furthermore, these networks lack guaranteed resources and funding, which may prevent them from effectively addressing emerging technical challenges and delay necessary improvements.

Moreover, some developers may be funded by entities whose interests are at odds with other participants in the Bitcoin and Ethereum networks, which could influence the direction of network developments. Similarly, while development generally occurs in connection with improvement proposals, these mechanisms rely on community consensus, which can also be influenced by external stakeholders. Additionally, a bad actor could attempt to interfere with the operation of these networks by influencing a core developer, exploiting vulnerabilities in governance, or manipulating open-source contributions.

If material issues arise with network protocols and the core developers and open-source contributors are unable or unwilling to resolve them effectively or in a timely manner, the Bitcoin and Ethereum networks, and an investment in the Trust, could be adversely affected.

If a malicious actor or botnet gained control over the Bitcoin or Ethereum networks could adversely impact the value of the Shares and the Trust’s ability to operate.

If a malicious actor or botnet (a networked collection of compromised computers) gained control of more than 50% of the processing power on the Bitcoin network or the Validating stake on the Ethereum network, it could manipulate the underlying Blockchain, thereby adversely affecting the value of the Shares and the Trust’s ability to operate. Such control could allow the actor to alter the Blockchain data, enabling them to construct fraudulent blocks, “double-spend” tokens (i.e., spend the same tokens in multiple transactions), or prevent legitimate transactions from being confirmed in a timely manner, or at all.

On the Bitcoin network, a malicious actor controlling the majority of processing power could exclude or reorder transactions, slow down the network, or increase transaction fees. Although no confirmed cases of such malicious control have been reported, certain Mining pools, for example, have occasionally exceeded the 50% threshold, raising concerns about the risk of a “51% attack.” For instance, in 2014, the Mining pool GHash.io briefly controlled over 50% of the network’s hash rate, sparking concerns about centralization and the risk of a 51% attack. This risk is heightened if more than 50% of the processing power on the Bitcoin network falls under the jurisdiction of a single governmental authority. For example, while China formally banned cryptocurrency Mining in 2021, recent reports suggest that Chinese Mining pools continue to contribute significantly to Bitcoin’s total hash rate, despite official restrictions. The concentration of power within a single jurisdiction could enable governmental influence over the network, threatening its decentralization and security.

Similarly, the Ethereum network is susceptible to several types of attacks depending on the percentage of staked Ether controlled by malicious actors. These include:

•
“>33% attack” where, if a Validator or group of Validators were to gain control of more than 33% of the staked Ether, a malicious actor could delay block finality and temporarily reduce the economic security of the Blockchain.
•
“>50% attack” where, if a Validator or group of Validators acting in concert were to gain control of more than 50% of the staked Ether, a malicious actor could censor transactions or reorder blocks that have not yet been finalized for their own advantage such as “double-spending” their own tokens or maximal extractable value ("MEV") extraction.
•
“>66% attack” where, if a Validator or group of Validators acting in concert were to gain control of more than 66% of the staked Ether, they could reorder finalized blocks enabling long-range attacks.

While the success of these Ethereum network attacks depends on the ability to accumulate a substantial amount of Ether, coordinated Validators or a botnet could gain such control. Although no known attacks have affected Ethereum’s main net, the Ethereum Classic Blockchain was targeted in August 2020 by a double-spend attack, in which an unknown actor or actors gained more than 50% of the processing power of the network, resulting in reorganizations and reversed transactions worth over $6 million.

Beyond Mining or Staking control, a malicious actor could potentially influence the Bitcoin or Ethereum networks by gaining control over core developers or influential programmers. This could enable the malicious actor to try and exploit any vulnerabilities in the upgrade process and introduce amendments to the source code. If the developer community fails to counteract such changes, the integrity of the network could be compromised. Additionally, if core developers or large Bitcoin and Ether holders with significant influence over the networks control more than 50% of the processing power of the Bitcoin network or the staked Ether on the Ethereum network, the risk of network manipulation would increase.

If network participants, including core developers and Mining/Validating pool administrators, do not act to ensure greater decentralization, the risk of a single person gaining control over either the Bitcoin or Ethereum networks will increase. Such centralization could enable censorship of transactions, manipulation of network rules, or other actions that undermine the security and integrity of, as well as trust in, these Blockchains. Additionally, if large-scale Miners or Validators operate under the jurisdiction of a single government, regulatory intervention could disrupt network operations or impose restrictions on participation. These risks could adversely affect the value of the Shares and the Trust’s ability to operate effectively.

High transaction fees and changes in Miner or Validator rewards may adversely affect the usage, security, and attractiveness of the Bitcoin and Ethereum networks, potentially diminishing trust in these networks and adversely affecting the value of the Shares.

Both the Bitcoin and Ethereum networks rely on participants—Miners in the case of Bitcoin network and Validators for the Ethereum network—to confirm transactions and maintain their respective Blockchains. These participants are incentivized through rewards and transaction fees paid by users. Fluctuations in transaction fees and changes in reward structures can significantly impact the participation of Miners and Validators, the usability of the networks, and ultimately the value of Bitcoin and Ether.

On the Bitcoin network, Miners collect fees for confirming transactions by adding them to new blocks on the Bitcoin Blockchain. Transaction fees have historically fluctuated, especially during periods of high network activity or protocol changes. For example, on April 20, 2024, average Bitcoin transaction fees spiked to a high of $128.45 due to the introduction of the Runes protocol and the Bitcoin halving event, before dropping to $34.86 the following day. Over the past decade, fees have ranged from as low as $0.02 to these highs, with notable volatility during network congestion. Prolonged periods of elevated fees may discourage users from utilizing the Bitcoin network, reducing demand for Bitcoin and adversely affecting an investment in the Shares. Additionally, as the block reward decreases over time due to programmed halving events (with the most recent reduction in April 2024 lowering the reward from 6.25 to 3.125 Bitcoin), Miners may become increasingly reliant on transaction fees for compensation. If transaction fees become too low, Miners might not be incentivized to expend processing power to solve blocks, potentially slowing transaction confirmations and compromising network security. Conversely, if fees are too high, users may be deterred from using the network. Reduced Miner participation or user activity could negatively impact the Bitcoin network’s security and attractiveness, adversely affecting the value of the Shares.

On the Ethereum network, Validators stake Ether and participate in its PoS consensus mechanism, earning rewards in the form of newly created Ether and transaction fees. The viability of the Ethereum network heavily depends on sufficient incentives for Validators. In August 2021, the Ethereum network implemented the EIP-1559 upgrade, introducing a base fee that is burned rather than paid to Validators, thereby lowering the overall rate of new Ether issuance. While this mechanism can support Ether’s value by introducing deflationary pressure, if the base fee fails to adjust adequately to network congestion, transaction fees could become unpredictable or excessively high, deterring users and developers from utilizing the network. Following the Merge in 2022, transitioning from a PoW to a PoS model, Validators’ roles became critical to the Ethereum network security. Regulatory actions that cap Staking yields or classify Staking rewards as securities could further reduce participation, potentially weakening the Ethereum network’s security model. If Staking rewards and transaction fees fail to provide adequate compensation relative to costs and risks, Validators may reduce or cease participation in the consensus mechanism, weakening network security and stability. If Staking rewards and transaction fees are insufficient to cover operational costs and provide a reasonable return, Validators may cease participating in the consensus mechanism, reducing network security and stability. A significant reduction in Validator participation or staked Ether could also expose the Ethereum network to potential security risks, such as malicious actors obtaining sufficient control to alter the Blockchain or hinder transactions. Any reduction in confidence in the Ethereum network may adversely affect the Trust’s investments in Ether and the value of the Shares.

Furthermore, both networks could face risks if Miners or Validators collude in an anti-competitive manner to prioritize transactions with higher fees, forcing users to pay more for prompt transaction confirmation. Such collusion could reduce the attractiveness of the networks, potentially decreasing the demand for Bitcoin and Ether and adversely impacting the value of the Shares. Regulatory authorities may find it challenging to apply antitrust regulations across multiple jurisdictions to address such collusion.

Sustained high transaction fees, insufficient Miner or Validator rewards, or changes to the incentive structures on the Bitcoin and Ethereum networks could discourage participation, reduce overall user activity, and compromise the network security and stability. Such developments may erode trust in the networks, leading to diminished demand for Bitcoin and Ether, which, in turn, could adversely impact the value of the Shares and the Trust’s ability to operate effectively.

The creation of newly mined Bitcoin and immediate sales by institutional Mining operations may adversely impact Bitcoin prices and the value of an investment in the Shares.

Bitcoin is generated through a process known as Mining, where Miners are rewarded with newly mined Bitcoin for successfully adding blocks to the Bitcoin Blockchain. As of December 2024, each new block yields 3.125 Bitcoin, following the scheduled halving event in April 2024, which reduced the reward from 6.25 Bitcoin. This reduction in block rewards may impact the profitability of Mining operations, particularly those with narrow profit margins, potentially leading to increased sales of newly mined Bitcoin to cover operational costs.

Institutional Mining operations have evolved significantly over the past several years, shifting from individual Miners using personal computers to large-scale entities using sophisticated, proprietary hardware like customized ASICs. These operations require significant capital investments, including specialized hardware, leased data center space, substantial energy consumption, and skilled technicians. As a result, they incur regular and substantial operating expenses. To meet these expenses, institutional Miners may be compelled to sell newly mined Bitcoin more immediately than individual Miners did in the past. The immediate sale of newly mined Bitcoin by institutional Mining operations can increase the supply of Bitcoin in the market, which may exert downward pressure on Bitcoin prices. Lower Bitcoin prices can, in turn, further tighten profit margins, particularly for Miners with higher costs and limited capital reserves. This self-reinforcing cycle of decreasing profit margins and increased sales could continue to depress Bitcoin prices, adversely affecting the value of an investment in the Shares.

Additionally, Bitcoin Mining is highly sensitive to fluctuations in energy prices and Bitcoin market prices. Mining requires specialized computers that consume significant amounts of energy, and the marginal cost of Mining can vary based on energy prices and competition among Miners. If the cost of Mining exceeds the potential profit, some Miners may cease operations, which could slow transaction processing on the Bitcoin network and reduce its security against potential attacks. Furthermore, federal or state governments in key jurisdictions, including the United States, have are considering regulations targeting Bitcoin Mining’s energy consumption, which could further increase operational costs or restrict Miner activity. The combined impact of reduced profitability, increased sales of newly mined Bitcoin, and fluctuating operational costs could negatively affect the price of Bitcoin, thereby impacting the value of an investment in the Shares.

Forks in the Bitcoin and Ethereum networks could adversely affect the Trust’s Portfolio Crypto Asset holdings and the value of an investment in the Trust.

The Bitcoin and Ethereum networks operate using open-source protocols, allowing any individual to download, modify, and propose updates to their respective software. However, adopting these modifications requires decentralized consensus from users and network participants—Miners in the case of Bitcoin, and Validators for Ethereum. Unlike centrally managed software systems, updates in these networks are voluntary and implemented only when a significant majority of participants choose to adopt them. If a proposed modification is accepted by a significant but not overwhelming percentage of participants, and the modification is not backward-compatible, it could result in a Hard Fork, leading to the creation of separate, incompatible Blockchains.

A Hard Fork splits the Blockchain into two distinct versions: one continuing with the original protocol and the other adopting the modified protocol. This can result in the creation of forked assets on the forked chain while retaining the original assets on the pre-fork chain. However, these assets are typically not interchangeable, and each Blockchain continues to operate independently. Past examples include the Bitcoin Cash fork in 2017, which stemmed from disagreements over network scalability, and the Ethereum DAO fork in 2016, which led to the creation of Ethereum Classic. The emergence of forked assets can dilute demand for the original asset, potentially reducing its value and, consequently, the value of the Trust’s holdings in Bitcoin and Ether. Additionally, forked assets may not be supported by all custodians, counterparties, or trading venues, limiting one's ability to access, trade, or derive value from such assets.

In September 2022, Ethereum underwent a significant transition from a PoW to a PoS consensus mechanism through the Merge. This upgrade resulted in the creation of a separate Blockchain known as “Ethereum Proof-of-Work,” which continued to use a PoW consensus protocol, and demonstrates how planned upgrades can lead to intentional forks. Hard Forks may also arise in response to security incidents, such as the 2016 DAO incident, where a vulnerability was exploited, leading to the Ethereum Classic fork. Unintentional forks can occur due to software bugs or compatibility issues, as seen in 2013 when a Bitcoin software bug temporarily split the Blockchain.

Forks can introduce security risks, such as replay attacks, where transactions on one network are maliciously duplicated on another, potentially leading to double-spending. For instance, the Ethereum and Ethereum Classic fork resulted in months of replay attacks, with significant financial losses. Additionally, a Hard Fork can reduce network security by fracturing the Validating or hashing power, increasing the risk of a 51% attack where a single entity gains control over the network. This could make smaller networks more vulnerable to attacks, undermining the stability and security of the assets. Furthermore, Hard Forks can lead to market volatility. The announcement of a fork may temporarily increase demand for the original asset as holders anticipate receiving new forked assets.

However, once the fork is completed, the combined value of the resulting assets may be lower than the pre-fork value. Additionally, if the fork leads to operational challenges on either network, the affected Crypto Assets may experience significant value declines, which could negatively impact the Shares. Smart contract-based forked assets may also introduce risks if applications fail to transition securely, potentially leading to fund losses or security exploits.

The Sponsor retains discretion to decide which network to support in the event of a Hard Fork for both Bitcoin and Ethereum. Typically, the Sponsor will choose the network with the greatest cumulative computational difficulty over a forty-eight (48) hour period, reflecting the strongest Miner or Validator support. During this period, redemptions may be temporarily suspended to assess network stability. However, there is no assurance that the selected network will maintain long-term support. If Miner, Validator, and other participants support diminishes for the chosen network, it could adversely affect the Trust’s Crypto Asset holdings and the value of an investment in the Trust.

The cloning of the Ethereum and Bitcoin networks could negatively impact the value of Bitcoin, Ether, and an investment in the Trust.

The Bitcoin and Ethereum networks are susceptible to the risk of protocol cloning, which could adversely affect the value of Bitcoin, Ether, and the Trust’s investments. Cloning involves creating a new Blockchain using an existing network’s codebase but with a new genesis block. Unlike a Hard Fork, where the Blockchain history is shared and token holders receive tokens on both networks, a clone generates tokens exclusively on the new Blockchain, creating a competing network with similar characteristics but often modified features.

The emergence of cloned networks can introduce competition that disrupts the market dynamics of the original network. For example, in 2020, Binance Smart Chain ("BSC") cloned Ethereum’s open-source code to create a separate network that utilized the Proof-of-Staked Authority consensus mechanism. By offering faster transactions and lower fees while maintaining compatibility with Ethereum’s Virtual Machine ("EVM"), BSC attracted developers and decentralized applications ("dApps") away from Ethereum network. This shift led to a diversification of activity across multiple platforms, potentially reducing demand for Ether and impacting its market value. Similarly, while Bitcoin has not faced direct large-scale cloning, projects like Bitcoin Private ("BTCP")—a merge fork of Bitcoin and ZClassic—illustrate how cloned networks can trigger market volatility. In 2018, the creation of BTCP led to speculation that impacted the prices of both Bitcoin and Zclassic. Although not as widespread, the emergence of a significant clone that gains market traction could negatively impact the market value of Bitcoin.

The rise of clone networks poses the risk of fragmenting the market, leading to multiple competing versions of the original protocols vying for Miners, Validators, developers and other participants. This competition could dilute the market share, reduce the perceived legitimacy of the original networks, and decrease investor confidence in Bitcoin and Ether, potentially impacting the value of the Trust’s holdings in Bitcoin and Ether and adversely affecting the value of the Shares and the Trust’s overall performance.

The value of Shares in the Trust is directly related to the prices of Bitcoin and Ether, and extreme volatility in Bitcoin and Ether could adversely affect an investment in the Trust.

The value of the Shares in the Trust is directly related to the value of the amount of Bitcoin and Ether held by the Trust. The trading prices of these assets have undergone multiple periods of rapid appreciation followed by steep drawdowns, most notably in 2013-2014, 2017-2018, and 2021-2022. For example, Bitcoin reached significant highs in 2021, only to face substantial declines throughout 2022. Ethereum also experienced significant highs in 2021, followed by a steep downturn. This pattern of volatility persisted into 2023, 2024, and 2025 with both assets continuing to experience fluctuations in trading prices.

Several factors contribute to the volatility of Bitcoin and Ether prices, including:

•
Market Dynamics and Speculation: The prices of Bitcoin and Ether are heavily influenced by supply and demand dynamics driven by trading activity, transaction fees, network governance, and expectations regarding future network value. Speculative trading plays a significant role in driving demand for these assets, particularly among investors seeking to profit from anticipated price appreciation. However, reduced speculative interest, adverse regulatory actions, or diminished demand could trigger significant price declines.
•
Exchange-Related Factors: The availability and functionality of Crypto Asset Exchanges, including leveraged trading platforms, can influence prices of Bitcoin and Ether. Factors such as fraud, exchange closures, cybersecurity incidents, and technical failures may further exacerbate volatility of Bitcoin and Ether prices.
•
Regulatory Developments and Legal Uncertainty: The regulatory landscape for Crypto Assets remains fluid and unpredictable. Regulatory scrutiny by the SEC, CFTC, DOJ, and other authorities has increased, as evidenced by recent enforcement actions. In January 2024, the SEC approved the listing of spot Bitcoin ETFs, and by July 2024, several spot Ethereum ETFs were also approved, marking a shift in regulatory acceptance. However, ongoing legal battles, such as the SEC’s case against Ripple Labs, highlight the uncertainty and lack of clear regulatory guidance, which may negatively impact the value of Crypto Assets.
•
Technological and Competitive Factors: The value of Bitcoin and Ether is linked to the ongoing maintenance and development of their respective networks, as well as competition from other Blockchain platforms, including potential forks that enable similar functionalities.
•
Impact of Market Events: The 2022 collapse of major Crypto Asset firms such as Celsius Network, Voyager Digital, and FTX, along with the failure of TerraUSD, severely shook confidence in the Crypto Asset market, leading to widespread negative publicity for the industry, reduced liquidity in Crypto Asset markets, and prompted legal actions against the affected firms. The lingering memory of these events may continue to undermine market confidence, contributing to price volatility and liquidity challenges.

These factors may lead to persistent market instability, causing significant declines in the value of the Shares held by the Trust. Extreme price fluctuations could result in a substantial loss in value, potentially erasing a significant portion of the Trust’s holdings in Bitcoin and Ether. Given that the Trust is not actively managed, it does not take actions to mitigate or capitalize on periods of market volatility. As a result, investors may face substantial risks, including the possibility of losing all or a substantial portion of their investment. Additionally, there is no assurance that Bitcoin or Ether will maintain their long-term value or purchasing power, further increasing the risks associated with an investment in the Trust.

Risks Related to Decentralized Finance Portfolio Crypto Assets

Certain Portfolio Crypto Assets utilize DeFi protocols, which are typically developed on top of other public Blockchain networks and are therefore subject to the risks of the underlying public Blockchain networks, as described above.

The Trust holds certain Portfolio Crypto Assets that utilize DeFi protocols, which are built on top of existing public Blockchain networks, such as the Ethereum network. As a result, DeFi protocols are subject to the risks and vulnerabilities of the underlying Blockchain network on which they operate, as described under the section entitled “Risks Related to Crypto Assets”. The Trust’s Portfolio Crypto Assets may be adversely affected by activities and issues impacting these DeFi protocols.

DeFi protocols do not operate independently but are built on other public Blockchain networks, such as Ethereum or Bitcoin. The functionality and security of DeFi protocols are directly dependent on the underlying Blockchain infrastructure on which they are deployed. This dependency means that any adverse events impacting the underlying Blockchain network—such as technical bugs, network congestion, security breaches (including hacks or exploits), or a 51% attack—could negatively affect the functionality and value of the DeFi protocol’s associated Crypto Assets. For example, increased network congestion or a surge in transaction fees on the Ethereum network could impair the usability and efficiency of DeFi protocols, potentially reducing the value of their associated assets. See the risk entitled “The long-term viability and technological evolution of Crypto Assets and Blockchain technology are uncertain, and their development, acceptance, and adoption face significant industry-wide challenges, which could negatively impact the value of the Portfolio Crypto Assets and the Shares” and the risk entitled “Blockchain networks, including Bitcoin and Ethereum, face significant scaling challenges and efforts to improve transaction speed and throughput may not be successful, potentially adversely impacting the value of the Shares” for more information.

Currently, DeFi protocols are primarily built on top of the Ethereum network and therefore most DeFi protocols rely on the Ethereum network to operate their protocol. There is ongoing exploration of alternative Blockchain networks, such as Solana, Avalanche, and the BSC, for dApps. Should a shift to another network occur, transitioning a DeFi protocol to a new Blockchain could be challenging and may introduce technical, operational, or security issues. Such a transition could disrupt the DeFi protocol’s operations or financial stability, leading to reduced market confidence and a decline in the price of its associated Crypto Assets.

In addition to these infrastructure risks, DeFi protocols often incorporate decentralized governance structures controlled by holders of the protocol’s native Crypto Assets. These holders have the authority to propose, vote on, and implement changes to the protocol’s operations, such as modifying key parameters, altering source code, or reallocating funds from the protocol’s treasury. While intended to enhance decentralization, the exercise of these governance rights may not always align with the best interests of the protocol or its stakeholders. Decisions made by Crypto Asset holders—whether intentional or inadvertent—could disrupt the protocol’s functionality, introduce security vulnerabilities, or impair its proper operations, potentially causing a decline in the value of the protocol’s associated Crypto Assets. See risk entitled “Decentralized governance and amendments to Bitcoin and Ethereum networks, if accepted and authorized by the Bitcoin or Ethereum networks, could adversely affect an investment in the Trust“ for more information.

A decline in the value of DeFi Crypto Assets included in the Trust’s portfolio due to issues with the underlying Blockchain networks or adverse governance decisions could materially affect the Trust’s overall performance. Given the decentralized nature of governance, there may be limited recourse if harmful changes are implemented, and Shareholders may be unable to reverse adverse modifications.

The Trust’s holdings in DeFi protocol-based Portfolio Crypto Assets could be diluted or result in losses if the Trust does not actively participate in DeFi protocol activities, including governance voting, staking, lending, and liquidity provision.

Certain Portfolio Crypto Assets held by the Trust utilize DeFi protocols that allow holders to participate in various activities, including governance voting, Staking, lending, and liquidity provision, often in exchange for compensation. DeFi protocols incentivize active participation by rewarding holders with newly issued tokens, transaction fees, or other forms of compensation. These rewards can represent a substantial portion of the total supply of the relevant Portfolio Crypto Assets. If the Trust does not participate in such activities, whether due to regulatory, operational, or risk considerations, its holdings in Portfolio Crypto Assets may be diluted relative to those of other holders who actively participate.

Several major Blockchain networks, including Ethereum, continue to expand their DeFi functionalities, with increased Staking, lending, and other incentivized activities. For example, Chainlink, built on Ethereum, supports DeFi services that facilitate participation in governance, Staking, and liquidity provision. Additionally, newer Blockchains like Solana and Avalanche have also introduced similar DeFi capabilities, increasing competition and innovation in the space.

Participation in DeFi protocols carries significant risks, including but not limited to, smart contract vulnerabilities, regulatory uncertainties, and counterparty risks associated with lending and liquidity provision. For example, in August 2024, the Ronin Network, previously compromised in 2022, suffered another exploit resulting in a $12 million loss due to a smart contract vulnerability introduced by a recent upgrade. Additionally, the DeFi protocol Nexera was hacked for $1.5 million in early August 2024, where the hacker exploited a vulnerability in Nexera’s proxy contract, taking control and withdrawing a significant amount of funds.

The Trust currently holds Portfolio Crypto Assets that utilize these DeFi protocols but does not actively participate in these activities at this time. To date, the only DeFi protocol the Trust has participated in, including governance, voting, Staking assets, lending assets and liquidity provisions, was in Staking Tezos in 2020. The Index has not participated in any other DeFi protocols, including governance, voting and lending assets. The Trust may decide to engage in such activities in the future if it determines that doing so aligns with the best interests of its Shareholders. In making such a determination, the Trust will consider whether the Staking or other DeFi protocol activities present possible and prudent opportunities to generate additional returns for Shareholders in excess of the Index, the risks associated with such activities, the potential for the loss of all or part of the participated amounts, and whether or not the activity is supported by the Custodian.

To the extent that the Trust participates in any DeFi protocol activities, the Trust anticipates only participating in such protocol activities where the Trust has made a direct investment in the relevant DeFi Crypto Assets. There can be no assurance that the Trust’s participation in such activities, if undertaken, will not expose the Trust to additional risks, including loss of value or dilution of its holdings.

Smart contracts and dApps can be vulnerable to technical or economic exploitation that can negatively impact the functioning of DeFi protocols, potentially reducing demand for Crypto Assets Like Bitcoin and Ether and negatively impacting the value of the Shares.

Smart contracts are self-executing programs on Blockchain networks such as Bitcoin and Ethereum that automatically perform transactions when specified conditions are met. These contracts form the backbone of DeFi protocols, enabling decentralized lending, borrowing, and other financial services without intermediaries. While innovative, smart contracts are a new and complex technology that may contain coding bugs, logic errors, or security flaws. Once deployed, most smart contracts cannot be stopped or reversed, so any flaws can be exploited by malicious actors, leading to significant financial losses, unintended outcomes, or manipulation of the contract’s behavior.

Attackers may exploit flaws in the smart contract’s code to manipulate its behavior or siphon funds. For example, in June 2016, a flaw in The DAO’s smart contract allowed a hacker to divert approximately $60 million worth of Ether, causing a 35% drop in Ether’s price and leading to a contentious Hard Fork of the Ethereum network. More recently, in March 2023, Euler Finance suffered a flash loan attack resulting in losses of approximately $197 million, and in September 2023, Mixin Network experienced a hack due to a compromised database, losing $200 million. Even protocols that have undergone extensive security audits remain vulnerable, as it is challenging to anticipate all potential threats in real-world environments. Additionally, some smart contracts are governed by “admin keys“ held by individuals with special privileges, enabling them to modify contract parameters, access funds, or alter data inputs and outputs. If these keys are compromised, unauthorized changes to the smart contracts or fund withdrawals can occur. In decentralized projects governed by governance tokens, decision-making power may be concentrated among a small group of core members, enabling unilateral changes that could harm users and diminish the value of the associated Crypto Assets.

These vulnerabilities and exploits can lead to negative publicity and a loss of confidence in DeFi applications and the broader Blockchain ecosystem. For Bitcoin, while the network primarily supports simpler smart contracts like multi-signature wallets and hashed time lock contracts ("HTLCs"), it is not immune to risks. For instance, a 51% attack could disrupt transactions and undermine network integrity. Layer 2 solutions and sidechains, such as the Lightning Network, Stacks, and Liquid Network, have extended Bitcoin’s functionality but also introduce new risks similar to those faced by Ethereum-based applications. dApps built on these solutions may be susceptible to hacks, coding bugs, or vulnerabilities that result in malfunctioning or failure to operate as intended. Information asymmetries may also exist, even in open-source smart contracts, allowing certain participants to exploit hidden technological or informational advantages. This environment can foster fraudulent schemes like exit scams, “rug pulls,” or Ponzi schemes, where developers or influencers manipulate smart contracts for personal gain.

A significant breach or loss of confidence in smart contracts and DeFi applications could reduce the demand for Crypto Assets like Bitcoin and Ether or cause a wider loss of confidence in Blockchain networks. This, in turn, could lead to a decline in the value of these Crypto Assets and adversely affect the value of the Shares, potentially resulting in financial losses for investors.

DeFi protocols rely on software code that is distributed in an open-source fashion, which opens the possibility of others replicating the code and creating protocol competitors with relative ease.

The open-source paradigm for software development is a decentralized process that allows for open collaboration through licenses that allow the public use and redistribution of the underlying software code. This is one of the foundational principles of public Blockchain networks, including both DeFi protocols and the underlying Blockchain networks they are based upon. This paradigm makes it possible for users to copy a DeFi protocol’s software code, edit it to include features that are different from the original software code, and relaunch it as a new DeFi protocol.

The new DeFi protocol could have a different native Crypto Asset, and if the new protocol were to be successful and the price of its new native Crypto Asset increased, holders of the original protocol’s Crypto Asset may not be able to participate in the success of the new DeFi protocol. In addition, if the new DeFi protocol’s Crypto Asset was not included in the Index, the Trust would not benefit from any success of the new protocol.

Additionally, the ease with which DeFi protocols can be replicated and altered may result in increased competition, rapid innovation, and market fragmentation, which could further erode the value of existing Portfolio Crypto Assets.

DeFi protocols are vulnerable to Oracle disruptions and inaccuracies which could negatively impact the price of their native Crypto Assets.

DeFi protocols rely heavily on accurate and uninterrupted price feeds, or Oracles, to function correctly. Oracles supply Blockchain networks with critical external information, such as asset prices, which is essential for executing smart contracts. However, because Blockchain networks themselves are isolated from external data, disruptions, distortions, or inaccuracies in these Oracles—whether due to technical failures, malicious attacks, or other unforeseen events—can significantly impair the operations of the affected DeFi protocols. This may lead to improper execution of transactions or result in losses for users of these protocols. For example, in 2024, UwU Lend, a DeFi lending platform, was hacked, resulting in a loss of over $19.5 million after attackers manipulated the platform’s price Oracle.

While some Blockchain networks develop their own proprietary Oracle systems, others depend on decentralized Oracle networks accessible to multiple participants. If these systems fail to operate correctly, either by failing to deliver information or by providing incorrect data, the protocols dependent on them may experience disruptions. This, in turn, can negatively impact the value of the native Crypto Assets tied to those protocols. A decline in the price of a DeFi protocol’s native Crypto Asset, particularly one included in the Index, could adversely affect the Portfolio Crypto Assets. As DeFi continues to grow in complexity, the reliance on these external data sources increases, heightening the risk of potential disruptions. As a result, any interruptions in Oracle functionality can materially affect both the performance of DeFi protocols and the value of their associated Crypto Assets.

DeFi protocols relying on collateralized borrowing are exposed to collateral risks, which could lead to losses and negatively impact the value of native Crypto Assets, the Portfolio Crypto Assets and the value of the Shares.

Certain DeFi protocols require users to post collateral in the form of a Crypto Asset in order to borrow other assets from the protocol. In order to protect users who lend their Crypto Assets to borrowers, if the collateral price were to decline, the protocols are usually overcollateralized, that is, these protocols are usually overcollateralized, meaning that the protocol requires more collateral than the loan amount. If the price of the posted collateral were to decline, over-collateralization would allow the DeFi protocol to liquidate the posted collateral to cover the lender’s exposure and ensure repayment.

However, certain circumstances may lead to a situation where DeFi protocol becomes undercollateralized, potentially resulting in losses for users who lend assets or for the protocol itself. Such situations could arise due to sudden or significant declines in the price of the Crypto Asset used as the collateral. These declines could be driven by various factors, including but not limited to rapid price fluctuations or illiquidity in the market, technical or security vulnerabilities of the protocol, increased regulatory scrutiny or enforcement actions targeting DeFi protocols or specific Crypto Assets, emergence of alternative protocols or assets offering better terms, and internal misconduct or external fraudulent activities.

In scenarios where the value of the collateral declines significantly, the protocol may need to take measures to address the shortfall, potentially leading to losses for Crypto Asset holders. Depending on the specific rules of the DeFi protocol, these measures could include issuing new Crypto Assets to cover the losses and thereby diluting existing holders or confiscating staked assets to cover the deficit. Such actions could in turn cause a sudden or significant drop in the value of the Crypto Asset used as collateral, which could have negative implications for the functioning of the DeFi protocol and therefore could affect the price of its native Crypto Asset.

If the price of a DeFi protocol’s Crypto Asset that is included in the Index declines due to these risks, it could adversely affect the value of the Portfolio Crypto Assets and, consequently, the value of the Shares.

Staking activity may expose Portfolio Crypto Assets to increased security risks and limit the Trust’s ability to rebalance its holdings.

The Trust’s participation in Staking activities may require the withdrawal of Portfolio Crypto Assets from the Custodian. These withdrawals could expose the Trust to heightened security risks, including hacking, theft, or other malicious attempts to gain unauthorized access to the Portfolio Crypto Assets. Certain Staking protocols require the Portfolio Crypto Assets to remain locked within the protocol for a set period. During this time, the Trust may be unable to rebalance its holdings, potentially resulting in deviations between the Trust’s holdings and its underlying Index that does not engage in Staking activities. Such deviations could lead to performance differences between the Trust and the Index.

To facilitate Staking activities, the Sponsor may need to withdraw Portfolio Crypto Assets to deposit them within various protocols, trading venues, or smart contracts. Only a limited number of authorized personnel of the Sponsor have the authority to initiate such withdrawals, and while the Crypto Assets remain with the Custodian, robust security measures are in place. However, once the Custodian completes a transfer, the Sponsor can direct the Crypto Assets to external addresses for trading, Staking, or other activities, which may expose them to additional risks. During transfers, whether for Staking, lending, or other activities, the Portfolio Crypto Assets may be more vulnerable to security breaches, particularly when they are no longer under the Custodian’s direct control. This includes risks associated with exchanges, trading venues, or smart contracts, which may not have the same level of security protocols as the Custodian. Additionally, there is a risk that an employee of the Sponsor could potentially misuse access to transferred Crypto Assets. If Crypto Assets are compromised, the Trust may experience partial or total loss of the transferred Crypto Assets. Further, Staking and other reward-generating activities may rely on complex technological processes and third-party protocols, which could introduce operational and technological risks. Any failure in these processes, such as smart contract malfunctions, could result in loss or theft of the Portfolio Crypto Assets.

If the Trust engages in Staking that restricts its Portfolio Crypto Assets for a specified duration, it may face limitations in rebalancing its holdings in alignment with the monthly rebalancing schedule of the Index. In cases where the Trust cannot rebalance as planned, it may disclose this information on its website, where current Portfolio Crypto Assets details are regularly updated.

DeFi protocols and Crypto Assets used in DeFi protocols, which operate on smart contract platforms, pose heightened regulatory concerns even beyond those that face Crypto Asset Networks and Crypto Assets generally.

One of the most prominent use-cases of Crypto Asset Networks is the operation of DeFi protocols. Certain Portfolio Crypto Assets are the Crypto Asset that relate to particular DeFi protocols, and other Portfolio Crypto Assets are the native Crypto Assets of Crypto Asset Networks on which DeFi protocols are deployed and therefore the value of such Portfolio Crypto Assets relies in part on the functionality and use of such DeFi protocols. The U.S. financial system is extensively regulated at both the federal and state level with a particular focus on intermediaries such as banks, broker-dealers, futures commission merchants, investment funds, investment advisers, financial asset exchanges, trading platforms, clearinghouses and custodians. U.S. laws and regulations impose specific obligations on financial services intermediaries both for the protection of their customers and for the protection of the U.S. financial system as a whole. These include, among others, capital requirements, activities restrictions, reporting and disclosure requirements and obligations to monitor the activities of their customers and to ensure that the intermediaries’ activities and the activities of their customers are conducted in accordance with applicable laws and regulations. Non-U.S. laws and regulatory requirements may impose similar obligations. By seeking to eliminate or substantially limit the role of traditional financial services intermediaries in lending, brokering, advisory, trading, clearing, custodying and other financial services activities, DeFi protocols pose numerous challenges to the longstanding oversight framework developed under U.S. law and used by U.S. and other regulators. For example, one former commissioner of the CFTC has publicly stated that he believes certain DeFi protocols and activities operating without regulatory licensing likely violate the Commodity Exchange Act. Further, most DeFi activities rely on users maintaining “self-hosted” wallets, and DeFi protocols generally do not engage in anti-money laundering and know-your-customer or other customer identification and due diligence processes, each of which have raised concerns for regulators, including the U.S. Department of the Treasury, and international standard-setting bodies such as the Financial Action Task Force.

Legislative bodies and regulators may be required to adapt their regulatory models to accommodate decentralized financial activities, or take novel steps to supervise, limit or even prohibit decentralized financial activities. It is not possible to predict how or when these challenges will be resolved or what the impact on specific DeFi protocols will be, and it is likely that the DeFi industry will face a prolonged period of regulatory uncertainty. It is possible that some DeFi protocols, including those using Crypto Assets that are currently, or may in the future be, Portfolio Crypto Assets, will be subjected to costly and burdensome compliance regimes or even prohibited outright.

In addition, traditional financial services intermediaries bear significant and ongoing costs to comply with financial services regulation, and individually or through trade associations may actively oppose legislative or regulatory efforts to accommodate DeFi activities that compete with their core service offerings. Traditional financial services intermediaries may instead actively encourage policymakers and regulatory authorities to take actions that impede the development and use of DeFi protocols. DeFi protocols that significantly improve on traditional financial services offerings by making transactions more efficient and inexpensive, including those using Crypto Assets that make up certain of the Portfolio Crypto Assets, can be expected to draw the most attention and potential opposition from traditional financial services intermediaries, the associations that represent them, and their legislative allies. Traditional financial services intermediaries may also attempt to compete with DeFi protocols by copying the underlying technology of smart contract-based transactions, and utilizing the significant financial resources they possess.

Any action taken by federal, state or international policymakers or regulators to address risks and perceived risks to the public or to the U.S. and other countries’ financial systems from decentralized financial activities, or the threat of such action, could have a material adverse impact on one or more DeFi protocols, smart contract platforms and/or the Portfolio Crypto Assets and therefore materially and adversely impact the Trust and the value of the Shares.

Risks Related to Trust Investment

The limited operating history of the Trust and the Index, as well as potential methodological changes to the Index which the Trust relies on could adversely impact the performance of the Trust.

The Trust has a limited operating history, providing minimal basis for investors to evaluate its performance or future prospects. There is no assurance that the Trust will successfully implement its business plan or achieve its objectives. Challenges common to new business ventures—such as potential problems, expenses, complications, and delays associated with starting a business, operating in a competitive industry, and building an advertising strategy and investor base—may hinder the Trust’s ability to achieve or sustain profitable operations. Past performance of other investment entities or business ventures associated with the Trust’s principals is not necessarily indicative of future results.

Additionally, the Index on which the Trust relies was created in 2017 and has a relatively limited performance history. Governed by a methodology established by the Index Provider—an affiliate of the Trust controlled by the parent of the Sponsor—the Index is based on flexible rules designed by the Sponsor and its affiliates. The Index, developed, maintained, and adjusted by the Committee convened by the Index Provider is calculated based on a methodology and guidelines over which the Committee has substantial discretion. This includes the ability to modify the methodology and select public exchanges for sourcing Crypto Asset trading data. These components are subject to change at any time and can be made without regard to the interests of the Trust or its Shareholders and without any obligation to disclose or explain such changes unless a material change (i.e., a change of 10% or more in the composition of the Index) occurs, in which case a Form 8-K will be filed with the SEC. Shareholders may not be aware of significant changes to the inputs or methodology used in calculating the Index, even if such changes materially impact its calculation.

The Index relies on inputs such as price and supply data from various third-party exchanges and markets, which may be subject to technological errors, manipulative activities, or fraudulent reporting. The Committee does not guarantee the accuracy or validity of these inputs. Additionally, certain assumptions underlying the Index Methodology may be flawed or based on incomplete or incorrect information, which could impact the Index’s ability to accurately reflect the value of Portfolio Crypto Assets. For example, the Committee may rely on facts and circumstances it deems material, which may later prove to be false or immaterial. The failure of these assumptions or any methodological changes could adversely impact the Index’s ability to accurately track the performance of top Crypto Assets, thereby negatively affecting the Trust and the value of an investment in the Trust. For more detailed information on the Index Methodology, see “Item 1. Business—Overview of the Index—Summary of the Index Methodology—Index Methodology.”

The Committee currently consists of three members, all of whom are senior employees of Bitwise, the parent company of the Sponsor. They meet monthly to review data sources, consider potential changes to the Index Methodology, and respond to market conditions. Emergency meetings can be called in response to significant events, such as Hard Forks, extreme price fluctuations, or data availability issues. The Committee is supported by the Bitwise Crypto Index Advisory Board, a consultative group of external experts, although decisions remain solely at the Committee’s discretion. The Committee members owe no fiduciary duty to the Trust and may make decisions that could be adverse to the Trust. The Committee has no authority to manage or control the Trust, and its members cannot act on behalf of the Trust except as specifically permitted by law or the Trust Agreement. As the Index evolves to align with changing market conditions, there is no guarantee that the current methodology will continue to accurately track the performance of Portfolio Crypto Assets in the future, and any changes could adversely affect investments in the Trust.

The Trust’s success depends heavily on the Sponsor, whose limited staffing, potential discontinuance, and conflicts of interest could adversely impact the Trust’s management and stability and the value of the Shares.

The Trust relies heavily on the expertise and contributions of the executive officers and other key personnel of the Sponsor and Bitwise, including Hunter Horsley, Teddy Fusaro, Katherine Dowling, Matthew Hougan, and Hong Kim. These individuals are critical to managing the Trust’s business, operations, and investment strategy. The loss of any of these individuals would be difficult to replace and could involve significant time and expense, potentially delaying or preventing the achievement of the Trust’s objectives. Moreover, the Sponsor and Bitwise do not maintain key man life insurance policies on these executives, which could exacerbate the negative impact of their absence.

Additionally, Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust and a substitute sponsor is not appointed, the Trust will terminate and liquidate its Portfolio Crypto Assets. Even if a substitute sponsor is appointed, there is no guarantee that it will have the requisite experience, knowledge, or expertise to ensure the Trust’s successful operation or its continued viability. The appointment of a substitute sponsor may not necessarily be beneficial to the Trust and could still result in its termination.

Furthermore, the Sponsor manages the Trust’s affairs with significant discretion under the Trust Agreement, which may create conflicts of interest between the Sponsor, its affiliates, and the Trust or its Shareholders. The Sponsor and its affiliates, including the Index Provider, the Committee selected by the Index Provider, and authorized participants, have no fiduciary duties to the Trust or its Shareholders beyond those explicitly outlined in the Trust Agreement. This may allow the Sponsor to prioritize its own interests and the interests of its affiliates over the Trust and its Shareholders. These potential conflicts include, among others, the following:

•
Sponsor Discretion and Limited Fiduciary Duties: The Sponsor may consider the interests of parties other than the Trust and its Shareholders when resolving conflicts, provided it does not act in bad faith. The Trust has also agreed to indemnify the Sponsor and its affiliates pursuant to the Trust Agreement, and amendments to the Trust Agreement that do not materially adversely affect

Shareholders may be made without their consent. Additionally, Shareholders holding a majority of outstanding Shares may approve other amendments, potentially impacting minority Shareholders.
•
External Activities and Competing Priorities: The Sponsor, its officers, directors, employees, and affiliates, as well as members of related committees, engage in various external activities, including managing unaffiliated funds and serving in advisory or board roles. These roles may involve advising on Crypto Assets that overlap with the Trust’s holdings, potentially creating competing interests. The Sponsor is responsible for allocating its own limited resources among the Trust and different clients and potential future business ventures, and its personnel are not required to devote all their time to the Trust’s operations. These competing priorities could adversely affect the Trust’s performance.
•
Trading and Investment Conflicts: The Sponsor and its affiliates may engage in proprietary trading or maintain positions in Crypto Assets held by the Trust. Such activities could influence Crypto Asset prices or availability, impacting the Trust’s financial returns. Differing investment strategies or trading timelines may result in positions taken by the Sponsor or its affiliates that conflict with those of the Trust.
•
Future Investment Vehicles and Master-Feeder Structures: The Sponsor may form additional trusts or investment vehicles with similar or related objectives to the Trust. If these vehicles invest alongside the Trust or employ a master-feeder structure, conflicts may arise regarding tax considerations, investment structuring, and allocation of opportunities. In allocating opportunities, the Sponsor may prioritize other vehicles due to higher fees or other financial incentives, though it is required to act in a manner consistent with its fiduciary duties.

By purchasing the Shares, Shareholders agree and consent to the provisions set forth in the Trust Agreement, including the Sponsor’s discretion in managing conflicts. While the Sponsor seeks to allocate investment opportunities fairly, these inherent conflicts of interest could adversely affect the Trust’s operations and returns. See “Item 10. Directors, Executive Officers and Corporate Governance—Description of the Trust Agreement“ and “Item 13. Certain Relationships and Related Transactions, and Director Independence“ for more information.

The success of the Trust’s activities will be affected by general economic and market conditions, which could have a negative effect on the Trust’s activities.

The success of the Trust’s activities will be affected by general economic and market conditions, such as interest rates, availability of credit, credit defaults, inflation rates, economic uncertainty, changes in laws (including laws relating to the taxation of the Trust’s investments), trade barriers, currency exchange controls, and national and international political circumstances (including hostilities or the perception that hostilities may be imminent, military conflict and acts of war, including an escalation of the situation in the Middle East or Ukraine and related responses, including sanctions or other restrictive actions, by the United States and/or other countries, as well as terrorism or security operations). These factors may affect, among other things, the level and volatility of Crypto Asset prices and the availability of certain Crypto Assets and investments. Volatility or illiquidity could impair the Trust’s profitability or result in losses. The Trust’s trading positions can be materially adversely affected by the level of volatility in the financial markets—the larger the positions, the greater the potential for loss.

In recent years global markets have experienced significant volatility and illiquidity. The effects thereof may continue and there can be no assurance that the Trust will not be materially adversely affected. Due to these conditions, extensive governmental interventions have in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition—as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action—these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty. It is impossible to predict what additional interim or permanent governmental restrictions may be imposed on the markets and/or what effect such restrictions may have on the Sponsor’s strategies. Further, it is impossible to predict how the reduction and/or cessation of such governmental restrictions, and other governmental market interventions such as quantitative easing, may affect global markets.

The Trust’s success depends heavily on its investment strategy focused on Crypto Assets and long-term performance, with limited diversification, which could adversely impact the Trust’s performance and the value of the Shares.

The Trust’s success depends heavily on its investment strategy, which is focused on the long-term performance of the Crypto Assets it holds. Shareholders should expect that the Trust may retain its positions for extended periods, differing from the approach of other long-only funds. Additionally, the Trust intends to make concentrated investments in Crypto Assets and does not currently plan to diversify its portfolio beyond these assets. This lack of diversification may result in lower returns compared to funds that engage in hedging, short selling, or investments in other securities. Should the Sponsor decide to diversify or hedge, the Trust may encounter new risks, such as liquidity and counterparty risks, that could adversely affect performance.

While the Trust does not currently intend to invest in securities, in the rare event that it does, its success may depend on the value of such securities, which can fluctuate based on issuer performance and general market conditions. Losses may occur if securities underperform relative to the Sponsor’s expectations or if equity markets decline overall.

The successful application of the Trust’s investment strategy will therefore depend, in part, upon the quality of execution of transactions. Although the Trust will seek to utilize professional trade execution techniques, work with trading counterparties and use multiple trading venues to achieve superior execution capability to the Trust, there is no assurance that all of the Trust’s transactions will be executed with optimal quality. Furthermore, due to the high volume of trading, total commission charges and other transaction costs are expected to be high. As stated above, many of the Crypto Asset exchanges are in their nascent stages and subject to limited regulatory oversight. There is no guarantee that the Sponsor will be able to ascertain the accurate price, cost, speed, likelihood of execution and settlement. Crypto Asset exchanges may also provide a limited selection of market orders, further limiting the Sponsor’s ability to obtain the best possible execution. Furthermore, due to the degree of trading, total commission charges and other transaction costs are expected to be high. The level of transaction charges, as an expense of the Trust, may therefore be expected to be a factor in determining future profitability of the Trust.

The Trust’s concentrated investment strategy in Crypto Assets, limited diversification, long-term focus, and reliance on nascent and evolving markets may adversely impact its overall performance and profitability.

The Trust will select investments for the Trust in large part on the basis of information and data provided in the Index, which relies on financial reporting by third parties and such reporting may be subject to financial fraud.

The Trust selects its investments for the Trust in large part on the basis of information and data provided in the Index. The Index is dependent upon the integrity of public Crypto Asset exchanges and their general reporting processes. The Sponsor does not verify the completeness, genuineness or accuracy of such information and data. Instances of fraud and other deceptive practices committed by public Crypto Asset exchanges may negatively affect the composition of the Index and the valuation of the Trust’s investments. The Sponsor will not be conducting any additional due diligence with respect to the Index.

The Trust’s investments in Portfolio Crypto Assets may be illiquid and difficult to value, which could lead to substantial variability between the Trust’s NAV and the market price of its Shares, and adversely affect the value of the Shares.

Portfolio Crypto Assets are relatively novel assets with limited trading histories compared to more established financial instruments, leading to heightened volatility and liquidity risks. The limited historical performance data for these assets makes it challenging for investors to accurately assess their risks and potential returns.

The markets for Portfolio Crypto Assets are generally less liquid than traditional asset classes, and their prices can experience significant swings, particularly during periods of market stress or low trading volumes. This lack of liquidity may hinder the Trust’s ability to execute trades at favorable prices or liquidate positions promptly, especially if large sell orders are needed. Should the Trust attempt to sell significant portions of its Portfolio Crypto

Assets holdings, the size of these positions could further magnify liquidity risks, resulting in potential losses if the Trust struggles to find buyers without driving prices downward.

Moreover, the concentration of the Trust’s investments in these highly volatile Portfolio Crypto Assets increases exposure to market fluctuations. Although the volatility of Portfolio Crypto Assets, including Bitcoin and Ether, has moderated over time, such assets remain susceptible to sharp market corrections, which could take years to recover from, as evidenced in past cycles. These factors could lead to substantial variability between the Trust’s NAV and the market price of its Shares, posing risks of significant losses to investors, particularly during periods of market disruption or liquidity shortages.

The Trust purchases Portfolio Crypto Assets from various counterparties and if one of these counterparties were to become insolvent or otherwise default on its obligations to the Trust, it could result in financial loss and business disruption.

The Trust purchases Portfolio Crypto Assets from approved counterparties that include exchanges, electronic trading systems that seek liquidity from multiple trading venues, and market making firms. These counterparties are selected based on certain criteria; however, the Trust does not perform a comprehensive internal assessment of their creditworthiness. If one or more of its institutional counterparties were to default on their obligations to the Trust, it could lead to significant financial loss or operational challenges. For example, it is possible that a counterparty would not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss. While the Trust seeks to diversify its counterparties to some extent, it is not obligated to limit transactions with any specific counterparty or group of counterparties, potentially increasing the risk of loss due to concentration.

A counterparty may default on its obligations to the Trust for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures, regulatory actions against the counterparty or insolvency. For instance, recent regulatory crackdowns on certain crypto trading platforms and service providers in various jurisdictions have increased the risk of sudden counterparty insolvencies, which could impact the Trust’s ability to settle transactions or access its assets. Additionally, counterparty defaults could limit the Trust’s ability to efficiently acquire or liquidate Portfolio Crypto Assets, particularly in volatile market conditions. The absence of a robust, independent credit evaluation process further heightens this risk.

Should one or more of the Trust’s counterparties become insolvent or otherwise fail to fulfill their obligations, it could lead to substantial financial losses and disrupt the Trust’s operations, negatively impacting its ability to execute its investment strategy and maintain liquidity.

Investing in the Trust may result in the total loss of investment due to passive management strategies, cybersecurity vulnerabilities, and inadequate recovery options for lost assets.

An investment in the Trust involves significant risks, including the potential for the complete loss of the investment. The Trust operates as a passive investment vehicle, and the Sponsor will generally not actively manage the Portfolio Crypto Assets held by the Trust, except in limited circumstances where activities such as Staking or lending are deemed to be in the Trust’s best interest and permitted by applicable laws, rules, and regulations. Unlike actively managed funds, the Trust will not attempt to mitigate losses during adverse market conditions or capitalize on opportunities for price increases; instead, it will hold investments that track the Index regardless of market performance. Consequently, the Trust’s net asset value may be adversely affected, and investors may sustain losses that could have been avoided through active management.

The Trust is also exposed to significant risks related to cybersecurity and the potential loss, theft, or destruction of its Portfolio Crypto Assets. The Sponsor and the Trust rely heavily on digital technologies to manage assets, secure sensitive data, and facilitate operations. Increasingly sophisticated cyberattacks, hacking incidents, and other malicious activities pose substantial threats to these systems. Cyberattacks have previously led to substantial losses for users of Crypto Asset trading platforms, with some platforms, like Mt. Gox and FTX, collapsing due to hacking incidents, mismanagement, or fraudulent activities. FTX’s collapse in November 2022, for example, was driven by allegations of fraud and misuse of customer funds, resulting in a significant decline in Crypto Asset prices and raising concerns about the stability of Crypto Asset markets. Similarly, in July 2024, a security breach at the WazirX exchange led to the loss of approximately $230 million in Crypto Assets, underscoring the vulnerability of large platforms to cyberattacks. Breaches or disruptions affecting third-party service providers, including cloud computing services, could further compromise the Trust’s operations. Such incidents may result in data loss, unauthorized disclosure of confidential information, operational disruptions, reputational harm, regulatory scrutiny, and financial liabilities, all of which could adversely affect the Trust and its investors. While efforts are made to implement robust security measures, these are costly, require ongoing enhancements, and cannot fully eliminate the risk of cyber threats.

Additionally, the Trust may not have adequate sources of recovery if its Portfolio Crypto Assets are lost, stolen, or destroyed. In cases where a responsible party is liable for such losses, there is no assurance that the party will have sufficient financial resources to satisfy the Trust’s claim, potentially resulting in uncompensated losses. Furthermore, investors may experience the complete loss of their investment and there is no assurance that the Trust will be profitable or able to meet its expenses and liabilities. Any investment made in the Trust may result in a total loss of the invested capital.

The Sponsor may experience loss or theft of its Portfolio Crypto Assets during the transfer of Portfolio Crypto Assets from the Custodian to the Sponsor or to Crypto Asset trading venues, which could adversely affect the value of the Shares.

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

The withdrawal process requires one authorized person to initiate a request for the withdrawal of Portfolio Crypto Assets from the Custodian and that a second authorized person approve the withdrawal before the Custodian will process the request. A video call with the necessary authorized personnel of the Sponsor is then required for confirmation of the withdrawal before the Custodian will complete the withdrawal request. Once the Custodian processes the transaction, the Sponsor has the ability to send the withdrawn Portfolio Crypto Assets to the delivery address of trading counterparties or trading venues.

During any such transfer, the Portfolio Crypto Assets may be vulnerable to security breaches, including hacking and other efforts to obtain the Portfolio Crypto Assets, as well as the risk that while Portfolio Crypto Assets are under the Sponsor’s control, an employee of the Sponsor could access and obtain the Portfolio Crypto Assets. Some of these attempts to obtain the Portfolio Crypto Assets may be successful, and the Sponsor may lose some or all of the transferred Portfolio Crypto Assets. In addition, Portfolio Crypto Assets transferred to exchanges or other trading venues or protocols are subject to increased risk of loss or theft due to reliance on the security procedures of the trading venue (when the Portfolio Crypto Assets are no longer in the custody of the Custodian) and because the same withdrawal procedures required by the Custodian, which are designed to reduce the risk of error or theft, may not be required by trading venues. The Sponsor may, therefore, lose some or all of the transferred Portfolio Crypto Assets if such breaches occur, which could adversely affect the value of the Shares.

The Custodian may experience loss or theft of the Portfolio Crypto Assets due to malicious attacks, security failures, or other disruptions, which could adversely affect the value of the Shares.

The Custodian employs multiple security measures to protect the Portfolio Crypto Assets; however, it remains vulnerable to malicious attacks that seek to exploit potential weaknesses in its systems. In some cases, such attacks may succeed, resulting in unauthorized access, impermissible transfers, or loss of the Portfolio Crypto Assets. Despite using advanced security protocols, no system is entirely immune to breaches, whether caused intentionally (e.g., cyberattacks), accidentally, or due to unforeseen events.

Additionally, access to the Trust’s Portfolio Crypto Assets may be disrupted by natural disasters (such as earthquakes or floods), human actions (such as terrorist attacks), or regulatory and security measures (e.g., compliance changes following a Hard Fork event). These disruptions could impair the Custodian’s ability to access or protect the Portfolio Crypto Assets, potentially resulting in losses.

There can be no assurance that the Custodian’s security measures will fully prevent loss, damage, or theft, which may negatively impact the operations of the Trust and, in turn, the value of the Shares.

Although the Custodian manages the Trust’s segregated Custodial Account and serves as a fiduciary with respect to the Portfolio Crypto Assets, it could resign or be removed by the Sponsor, which would trigger early termination of the Trust.

The Custodian manages the Trust’s segregated Custodial Account, which holds private keys enabling the transfer of ownership or control of the Trust’s Portfolio Crypto Assets. The Custodial Account employs offline “cold“ storage to safeguard the private keys, ensuring they remain disconnected from the internet. The Custodian’s services facilitate deposits of Portfolio Crypto Assets to the Trust’s Custodial Account and withdrawals to Blockchain addresses controlled by the Trust or Sponsor.

The Custodian’s fees are a Sponsor-paid expense effectively included in the Management Fee and are subject to periodic adjustments with advance notice. The Custodian reserves the right to adjust its fees at any time with at least 30 days’ advance notice. If the parties cannot agree on new pricing, either may terminate the Custodian Agreement.

The Custodian serves as a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Advisers Act. While the Portfolio Crypto Assets in the Custodial Account are considered fiduciary assets and remain the Trust’s property at all times, the Custodian or Sponsor may terminate the Custodian Agreement for cause at any time during the initial term and, after the initial term, for any reason upon 30 days’ notice. The Sponsor also has the right to remove the Custodian and may appoint an additional or replacement custodian by entering into a new custodian agreement on behalf of the Trust. If the Custodian resigns or is removed and no replacement acceptable to the Sponsor is engaged, the Trust may be forced to dissolve in accordance with the Trust Agreement, triggering liquidation of its assets and potential adverse effects on investors. For more information, see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance—The Custodian and the Custodial Services Agreement.“

The value of the Shares may be adversely affected if the Trust is required to indemnify the Sponsor, the Custodian, or other service providers, which could result in the sale of Portfolio Crypto Assets.

The Trust has agreed to indemnify the Sponsor, the Custodian, and certain other service providers, in certain circumstances, including claims related to breaches of agreements, inaccuracies in the Trust’s representations, or violations of laws or regulations. For example, under the Custodian Agreement, the Trust has agreed to indemnify and hold harmless the Custodian from any claim or demand, including attorneys’ fees, fines, or penalties, arising out of or related to the Trust’s breach of the Custodian Agreement, except in cases of the Custodian’s gross negligence, fraud, or willful misconduct. The Sponsor also retains the right to cause the Trust to pay indemnification and other Extraordinary Expenses, which are not covered by the Management Fee.

In order to satisfy these obligations, the Trust may be required to sell some Portfolio Crypto Assets, thereby reducing its holdings. Such sales could decrease the value of the Shares and potentially increase the Trust’s expenses without a limit, particularly if significant litigation, investigations, or financial distress were to arise.

Shareholders have limited statutory shareholder rights and rely entirely on the Sponsor for Trust management, which could adversely affect the Trust and the value of the Shares.

Shareholders do not possess the statutory rights typically associated with corporate ownership. By acquiring Shares, investors take no part in the management or control of the Trust and have no voice in its operations or business, except as required under applicable federal law or exchange regulations. They do not have the right to elect directors, receive dividends, vote on matters related to the issuance of Shares, or participate in other actions typically afforded to corporate shareholders.

Under the Trust Agreement, Shareholders have limited voting rights, and the Trust will not hold regular Shareholder meetings. This grants almost all control to the Sponsor and the Trustee. Shareholders cannot authorize actions, appoint service providers, or take other actions as might be taken by shareholders of other trusts or companies where shares carry such rights. The Sponsor may take actions in the operation of the Trust that could be adverse to the interests of Shareholders and may negatively affect the value of the Shares.

Furthermore, the Trust Agreement includes provisions that restrict Shareholders’ rights to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so). Under Delaware law, a beneficial owner of a Delaware statutory trust may bring a derivative action if the beneficial owner is a beneficial owner at the time the action is brought and either (i) was a beneficial owner at the time of the transaction at issue or (ii) acquired the status of beneficial owner by operation of law or the Trust’s governing instrument from a person who was a beneficial owner at the time of the transaction at issue. Additionally, Section 3816(e) of the DSTA specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” However, the Trust Agreement requires that no Shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who (i) are not affiliates of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder. If Shareholders bringing a derivative action fail to maintain ownership of the required 10.0% of Shares throughout the proceeding, the action may be dismissed. This limitation reduces the likelihood that a Shareholder will successfully assert a derivative action, even in cases where the Shareholder believes they have a valid claim. As a result, Shareholders are largely dependent on the Sponsor and have limited recourse to challenge actions that may adversely impact their interests or the value of the Shares.

As Shareholders have no opportunity to evaluate or participate in the Trust’s day-to-day operations, including investment and disposition decisions, they rely entirely on the Sponsor to manage the Trust’s affairs. The Sponsor holds exclusive responsibility for the Trust’s activities, and Shareholders cannot influence management decisions beyond limited provisions in the Trust Agreement. The success of the Trust largely depends on the skill and expertise of the Sponsor and its investment professionals. There is no assurance that these professionals will remain with the Sponsor throughout the life of the Trust. If the Sponsor lacks necessary resources or discontinues its business for any reason, it could materially and adversely affect the Trust and the value of the Shares.

Shareholders may be adversely affected by the lack of independent advisers representing investors in the Trust.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Trust. The Trust does not have counsel separate and independent from counsel to the Sponsor. No independent counsel has been retained to represent Shareholders in connection with the formation of the Trust or the establishment of the terms of the Trust Agreement and the Shares. Moreover, no counsel has been appointed to represent Shareholders in connection with an investment in the Shares. Accordingly, an investor should consult his, her or its own legal, tax and financial advisers regarding the desirability of and the value of the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to an investment in the Shares.

The Trust’s rules-driven investment policies and Index Methodology may lead to the Index’s underrepresentation of growing Crypto Assets and limit its market representation.

The Index may not achieve its intended objective of tracking a basket of Crypto Assets that represents a majority of the total free-float-adjusted market capitalization due to its rules-driven investment policies and the evolving nature of the Crypto Asset market. As new Crypto Assets are continuously created, the proportion of the total market capitalization represented by the top ten Crypto Assets may decrease. At its inception on October 1, 2017, the Crypto Assets in the Index represented approximately 83% of the total market capitalization of all Crypto Assets, which has since decreased to around 78% as of December 31, 2024. The Index, which tracks only the top ten Crypto Assets by free-float-adjusted market capitalization and is rebalanced monthly, may consequently cover a diminishing portion of the overall market.

Furthermore, the Trust’s investment policies and Index Methodology—including specific eligibility criteria and a monthly rebalancing schedule—may lead to the Index’s underrepresentation of Crypto Assets that are increasing in value and overrepresentation of those that are declining in value. As a result, the composition of the Index may not always align with the “top 10 Crypto Assets“ lists available on popular websites like CoinMarketCap.com, potentially causing delays in adjusting the Trust’s portfolio to market changes. Consequently, the Trust may underperform relative to other investment options that invest in different or additional Crypto Assets and do not follow similar investment policies, which could have an adverse effect on the Trust and on the value of an investment in the Trust.

The development and commercialization of the Index are highly competitive, and the Trust may not be commercially successful.

The Trust faces competition with respect to the creation and maintenance of a competing Crypto Asset index fund. Many competitors have the ability to develop similar or competing indices, as much of the information used to construct and maintain the Index is within the public domain. As a result, competitors , including established asset managers and financial institutions, may launch similar funds that could diminish the Trust’s market share.

In addition, many of the Sponsor’s competitors have significantly greater financial, technical, and human resources than the Sponsor has and superior expertise in fund operation and management, and thus may be better equipped than the Sponsor to develop and commercialize an index. These competitors also compete with the Sponsor in recruiting and retaining qualified personnel. As the market for Crypto Asset index funds evolves, even smaller or early-stage companies, often collaborating with larger, established companies, may emerge as formidable competitors.

Given these challenges, competitors may be able to develop, market, and commercialize a competing Crypto Asset index more quickly or effectively than the Sponsor, which would adversely affect the Sponsor’s competitive position, the likelihood that the Index will achieve market acceptance, and the Sponsor’s ability to generate meaningful revenues from the Trust. If competitors successfully capture market share, the Sponsor may face difficulties in sustaining the Trust’s performance and profitability, which could adversely affect the Trust’s performance.

The Trust will not track the Index exactly and the Trust’s investments may diverge from those comprising the Index, potentially impacting performance of the Trust.

The Trust aims to invest its assets to closely track the Index but may not always be able, or may choose not to replicate the Index exactly. Differences between the Trust’s performance and the Index may arise due to various factors, including tracking errors resulting from trading fees, bank fees, and management fees, which cover custody, audit, administration, portfolio management, Index use, and other necessary services. While the Trust attempts to manage expenses in the most tax- and cost-efficient manner possible, these costs can offset income and gains, potentially causing its performance to fall below that of the Index.

In certain instances, the Sponsor, at its sole discretion, may decide to diverge the Trust’s investments from those comprising the Index. For example, the Index may include a Crypto Asset that the Trust’s Custodian cannot custody, and the Trust therefore would not include that particular Crypto Asset. Technological limitations, regulatory restrictions, or operational considerations may also cause such divergences. In such cases, exceptions may be made without prior communication to Shareholders.

The Trust may also hold assets not included in the Index due to events like Network Distribution Events, Airdrops, Emissions, Hard Forks, trading errors, or accidental delivery of Crypto Assets to the Trust’s Custodian. These situations may cause the Trust to receive or hold assets outside of its typical holdings, potentially leading to deviations from the Index. The Trust may be unable to sell or liquidate assets that are removed from the Index or may temporarily hold assets not in the Index as part of an in-kind subscription.

Additional factors contributing to deviations may include imperfect correlation between the Trust’s investments and the Index composition, high portfolio turnover rates, price rounding, and timing differences associated with changes to the Index. The Trust might also engage in activities like Staking, which could require certain Portfolio Crypto Assets to be restricted within a protocol for specific periods. Such restrictions may prevent the Trust from rebalancing its holdings in line with the Index’s monthly adjustments, leading to further discrepancies in performance. If the Trust is unable to rebalance accordingly, it will disclose this information on its website and, if required by law, in a current or periodic report filing with the SEC.

Upon resolving any discrepancies between the Trust and the Index, the Trust intends to rebalance its holdings to align with the Index. Any material changes, including changes affecting 10% or more of the Index’s composition, that result in significant adjustments to the Trust will be disclosed to Shareholders by filing a Form 8-K with the SEC. These factors could adversely affect the Trust’s performance over time.

The Sponsor’s responsibility for determining the Trust’s NAV Per Share and valuation methodologies, including reliance on third-party data and rule-based methodologies, may introduce valuation risks that could adversely affect the value of the Shares.

The Sponsor is solely responsible for determining the Trust’s NAV Per Share, and computing the Trust’s NAV in accordance with Article 6 of the Trust Agreement. Historically, for periods through June 30, 2021, the Trust relied on a blended pricing approach for calculating the value of its Portfolio Crypto Assets. Following a comprehensive review, the Sponsor transitioned to a principal market-based valuation method effective August 31, 2021, and subsequently engaged Lukka, Inc. as a third-party valuation vendor in February 2023 to further refine this process. Despite these updates, the determination of NAV Per Share remains the responsibility of the Sponsor.

The Sponsor has not engaged a third-party calculation agent for these processes. Instead, the Sponsor calculates the Share price and sends it to Securitize Fund Services LLC, formerly Theorem Fund Services LLC, which then uses that information to calculate the NAV. The NAV of the Trust is calculated by summing the assets and liabilities and the NAV Per Share is calculated by dividing the total NAV by the shares outstanding. The valuation methodologies employed by the Sponsor, whether based on blended pricing or principal market assessments, involve applying complex rules and assumptions, including data from third-party sources. Any errors, discontinuance, or changes in these calculations could adversely impact the NAV Per Share and the value of the Shares.

Additionally, the Index used by the Sponsor to calculate valuations is dependent on third-party data and may involve estimates that could be subject to inaccuracies. If such data is incorrectly calculated or applied, the Sponsor may not be liable for resulting errors, which could lead to misreporting of the NAV and negatively affect the value of investments in the Shares.

Historical or future valuation discrepancies, whether due to errors in the Sponsor’s calculations or the assumptions underlying its methodologies, may impact the Trust’s performance and the value of the Shares.

The Shares may trade at a premium or discount to the value of the NAV Per Share due to holding period restrictions under Rule 144, the lack of an ongoing redemption program, and market supply and demand, which could adversely affect an investment in the Shares.

The Shares have not been registered under the Securities Act of 1933, as amended (“Securities Act”) or the securities laws of any U.S. state or other jurisdiction, and therefore cannot be resold unless they are subsequently registered or an exemption from registration is available; however, such registration is not planned. The Trust sells Shares only to investors who are “accredited investors“ under U.S. securities laws, rendering these Shares as “restricted securities“ under Rule 144 of the Securities Act (“Rule 144”). These Shares become “unrestricted“ one year and a day after acquisition, but affiliates and insiders are subject to additional resale restrictions, including limitations on the number of Shares that may be resold within any three-month period. Because of the holding period under Rule 144 and the lack of an ongoing redemption program for Shareholders who invest directly into the Trust, the Trust cannot rely on arbitrage opportunities resulting from differences between the price of the Shares and the Trust’s NAV Per Share to keep the price of the Shares closely linked to the relevant Portfolio Crypto Assets. As a result, the value of the Shares may not approximate, and the Shares may trade at a substantial premium over, or discount to, the Trust’s NAV Per Share.

Furthermore, fluctuations in market supply and demand could also contribute to such price deviations. The Trust’s NAV Per Share fluctuates with changes in the market value of the Portfolio Crypto Assets, which may trade in 24-hour marketplaces, while the Exchange operates during limited hours each day. This discrepancy could lead to significant differences between the NAV Per Share and the trading price of the Shares. During periods when Exchange is closed but markets for the Portfolio Crypto Assets are open, significant price movements can occur, which could result in a divergence between the value of the Portfolio Crypto Assets and the most recent NAV Per

Share or closing trading price of the Shares. Even during periods when the Exchange is open, large marketplaces for the Portfolio Crypto Assets (or a substantial number of smaller marketplaces) may be lightly traded or be closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares. If the price of Portfolio Crypto Assets drops significantly during the hours the Exchange is closed, Shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly worsening market.

Historically, the difference between the prices quoted on the Exchange and the NAV Per Share has ranged from a discount of -67.80% to a premium of 649.38%. As a result, investors purchasing Shares on the Exchange may pay more or less than the NAV Per Share paid by those investing directly in the Trust. Such deviations may lead to investors paying a premium or receiving a discount when buying or selling Shares, which could adversely affect their investment. These discrepancies may also result in a decline in demand for the Shares, potentially causing a decrease in their market price, which could adversely affect an investment in the Shares.

A substantial majority of the Portfolio Crypto Assets is concentrated in two digital assets, Bitcoin and Ether, and any loss in value of Bitcoin or Ether could have an adverse effect on the value of the Shares and Shareholders may suffer a loss on their investment.

While an investment in the Shares is not a direct investment in the Portfolio Crypto Assets, the net asset value of the Trust relates primarily to the value of the Portfolio Crypto Assets, and fluctuations in the price of such Portfolio Crypto Assets could materially and adversely affect the value of the Shares. A substantial majority of the Portfolio Crypto Assets are concentrated in Bitcoin and Ether, which represented approximately 72.71% and 15.87%, respectively, of the Trust’s net asset value as of December 31, 2024, and as a result, the underlying value of the Shares depends disproportionately on the value of Bitcoin and Ether. Any future decline in the value of these Crypto Assets would be expected to have a greater effect on the value of the Shares than any other of the Portfolio Crypto Assets. The value of Crypto Assets is extremely volatile, and both Bitcoin and Ether have in the past experienced significant declines in value.

For example, Bitcoin is currently the largest digital asset based on market capitalization and the most widely recognized Crypto Asset. As a result, significant media attention is focused on the shifts in investor confidence in Bitcoin, the pervasiveness of its adoption, perceptions of its utility, and fluctuations in its market price. As the “first-to-market” Crypto Asset, Bitcoin’s value may be closely associated with public and market perceptions of Crypto Assets generally and could increase or decrease in value dramatically as a result of developments with other Crypto Assets. The value of Bitcoin has been, and will continue to be, subject to extremely volatile periods, as the marketplace around, and investor confidence in, digital assets continues to develop.

Further, the Ethereum Blockchain is subject to various technological risks. The Merge, as well as other future developments to the Ethereum protocol, are highly experimental, and as a result, could lead to failures in implementation or in the code itself. Technological risks associated with updating the Ethereum Blockchain may cause the value of Ethereum to decline and adversely affect the value of the Shares.

New digital assets are likely to continue to compete with Bitcoin and Ether by targeting particular variations and enhancements of Blockchain technology. As other Crypto Assets seek to exploit particular competitive advantages—like enabling enhanced confidentiality and privacy, increased efficiency and utility, lower transaction fees, or faster Validation rates as compared to Bitcoin or Ether—and as broad-based user adoption of digital assets continues, Bitcoin and Ether may decline in value. For example, public attention has focused on the substantial amount of electricity consumed in Bitcoin Mining and the associated “carbon footprint” of Bitcoin Mining activities. To the extent concern over the environmental impact of such activities continues to increase, Bitcoin could come to be seen as a less desirable Crypto Asset to hold than available alternatives, adversely affecting its trading prices. As a result, the aggregate value of the Portfolio Crypto Assets, and consequently the Shares, may decrease.

The value of the Shares and the value of the Shareholders’ investments would also be disproportionately impacted if the SEC, a state securities regulator, or a court were to determine that either Bitcoin or Ether is a security. See risk factor entitled “As the Crypto Asset ecosystem has expanded, it has attracted increasing regulatory attention from U.S. regulators, and evolving regulatory frameworks may impact the Portfolio Crypto Assets’ classification and treatment. These developments could significantly influence the Trust’s compliance requirements, valuation strategies, result in Extraordinary Expenses, and substantially impact the value of the Shares.”

If Shareholders enter into share lending arrangements with respect to shares of the Trust, Shareholders may experience various risks associated with these arrangements.

Certain lending entities may be willing to provide loans to Shareholders in the Trust. Neither the Trust, the Sponsor, nor any of their affiliates recommend or endorse any such lending arrangements. The decision to enter into such a lending arrangement is solely the decision of the Shareholder, and the Shareholder should consult with its legal and financial advisors before doing so. The Trust, the Sponsor, and their affiliates disclaim any and all liability from any such lending arrangements, including without limitation any liability for losses or adverse consequences that may be incurred by the lender, the Shareholder, or any other person or entity.

In some cases, these lending arrangements may be entered into without the knowledge or the involvement of the Trust or the Sponsor. In other cases, the parties to such a lending transaction may ask the Trust and/or the Sponsor to be a party to an agreement in which the Trust and/or the Sponsor is asked to provide certain assurances or non-objections to such a lending transaction.

There are several factors the Sponsor will consider in providing assurances and non-objections to the lending arrangements with regard to the Trust’s shares. First, the Trust will only grant consent to allow for the Trust’s shares to be used in lending arrangements for shares purchased by the prospective pledgor directly from the Trust, and that are “restricted securities” within the meaning of Rule 144, and consent will not be granted by the Trust for lending arrangements involving any shares that the pledgor purchases from any person other than the Trust and for any shares of the Trust that are not “restricted securities” within the meaning of Rule 144. Second, in order for the Trust to grant consent to the proposed lending arrangement, the pledgor and the secured party must both agree to remain in full compliance with all obligations and responsibilities under the subscription agreement with the Trust, with regard to all organizational documents of the Trust, and with all applicable laws, rules and regulations relating to these Trust obligations. Third, neither the pledgor nor the secured party may be an affiliate of the Trust, or any affiliate of the Trust, and may not become an affiliate at any time during the term of the lending arrangement. And fourth, the Trust will only consent to the lending arrangement if the secured party agrees that any sale of the collateral will only be made in transactions registered under the Securities Act, or in transactions for which the secured party delivers an opinion of counsel to the Trust that such transactions are exempt from registration under the Securities Act, and will only be made in transactions and to purchasers that are eligible to be holders of the Trust in accordance with the Trust’s organizational documents and are otherwise in compliance with all applicable securities laws.

The Trust and the Sponsor are under no obligation to enter into any such agreement, and may or may not do so in their sole discretion. Neither the Trust, the Sponsor nor any of their affiliates will receive any compensation from any party under or pursuant to such an agreement.

The Trust’s inability to accept new subscribers could lead to a decline in Portfolio Crypto Assets represented by each Share, which could adversely affect the value of the Shares.

If the Trust were to cease accepting new subscribers—investors invest in the Trust by purchasing newly issued Shares— it is possible that the number of Portfolio Crypto Assets represented by each share of the Trust would decrease. These investments enable the Trust to acquire additional Portfolio Crypto Assets, thereby maintaining or increasing its holdings relative to its expenses.

Without new subscriptions, the Trust would be unable to replenish its Portfolio Crypto Assets, leading to a gradual reduction in the number of Portfolio Crypto Assets represented by each Share. This is because the Trust regularly sells a portion of its Portfolio Crypto Assets to cover expenses such as custody fees, administrative costs, and other operating costs. In the absence of new contributions from subscribers, these outflows would result in a net decrease in the Trust’s overall holdings, directly impacting the value of each Share.

Such a decline in the Portfolio Crypto Assets per Share would negatively affect the value of investors’ holdings, as each Share would represent a smaller proportionate interest in the Trust’s total assets. Additionally, this reduction could undermine the Trust’s ability to sustain its operations and achieve its investment objectives, further eroding investor confidence and potentially affecting market perception of the Trust’s viability.

There is no guarantee that an active trading market for the Shares will continue to develop.

The Shares are qualified for public trading on the Exchange and an active trading market for the Shares has developed. However, there is no assurance that such trading market will be maintained or continue to develop. In addition, the Exchange may halt the trading of the Shares for a variety of reasons. To the extent that Exchange halts trading in the Shares, whether on a temporary or permanent basis, investors may not be able to buy or sell Shares, which could adversely affect the value of the Shares. If an active trading market for the Shares does not continue to exist, the market prices and liquidity of the Shares may be adversely affected.

On November 14, 2024, pursuant to the provisions of Section 19(b)(1) of the Securities Exchange Act of 1934, and Rule 19b-4 thereunder, NYSE Arca filed a Form 19b-4 proposing to list and trade shares of the Trust under proposed NYSE Arca Rule 8.800-E (Commodity- and/or Digital Asset-Based Investment Interests). NYSE Arca must receive approval from the SEC in order to list the Shares. Although the SEC has approved several futures-based Bitcoin and Ether ETFs since October 2021, it has not approved any requests to list the shares of Crypto Asset funds like the Trust to date. Recently, the SEC approved NYSE Arca’s 19b-4 application to list the shares of multiple spot Bitcoin ETFs for the first time in early 2024 followed by the approval of similar 19b-4 applications to list the shares of spot Ethereum ETFs in July 2024, including the Bitwise trusts holding Bitcoin and Ether.

Even though NYSE Arca’s requests with respect to the Bitwise trusts holding Bitcoin and Ether were approved, there is no guarantee that a similar application to list Shares of the Trust on NYSE Arca, or another national securities exchange, will also be approved. In particular, Bitcoin is the only Crypto Asset that the SEC has publicly indicated it does not currently view as a security, although the SEC, by action through delegated authority approving exchange rule filings to list shares of trusts holding Ether as commodity-based exchange-traded products, has implicitly taken the view that Ether is not a security. The Sponsor believes the SEC is unlikely to approve a request to list the shares of a spot exchange-traded product that holds a Crypto Asset that the SEC believes is a security. Moreover, even if the SEC took the view that a Crypto Asset was not a security, based on prior spot exchange-traded product disapprovals, the existence of a CFTC-regulated futures market for the relevant Crypto Asset would be central to the SEC’s approval of any request to list the shares of a spot exchange-traded product holding such Crypto Asset. As of the date hereof, there are only CFTC-regulated futures markets for Bitcoin, Ether, Litecoin, Bitcoin Cash and Dogecoin. As such, there exist significant barriers to obtaining regulatory approval for any request to list the shares of other Crypto Asset investment vehicles, including the Shares of the Trust. Investors should not assume that recent approvals of spot Bitcoin and spot Ether exchange-traded products will subsequently lead to the approval of spot exchange-traded products holding other Crypto Assets, such as the Trust. Accordingly, there is no guarantee that the Sponsor will be successful in listing the Shares on NYSE Arca.

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

Risks Related to Regulatory and Compliance

The Trust is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Shares less attractive to investors.

The Trust is an “emerging growth company” as defined in the JOBS Act. For as long as the Trust continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, which include, among other things:

•
exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act;
•
reduced disclosure obligations regarding executive compensation in the Trust’s periodic reports and audited financial statements in this prospectus;
•
exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation; and
•
exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

The Trust could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of its initial public offering, or until the earliest of (1) the last day of the fiscal year in which it has annual gross revenue of $1.235 billion or more, (2) the date on which it has, during the previous three-year period, issued more than $1 billion in non-convertible debt or (3) the date on which it is deemed to be a large accelerated filer under the federal securities laws. The Trust will qualify as a large accelerated filer as of the first day of the first fiscal year after it has (A) more than $700 million in outstanding equity held by non-affiliates, (B) been public for at least 12 months and (C) filed at least one annual report on Form 10-K.

Under the JOBS Act, emerging growth companies are also permitted to elect to delay adoption of new or revised accounting standards until companies that are not subject to periodic reporting obligations are required to comply, if such accounting standards apply to non-reporting companies. However, the Trust has chosen to opt out of this extended transition period for complying with new or revised accounting standards. Section 107 of the JOBS Act provides that the decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

The Trust cannot predict if investors will find an investment in the Trust less attractive if it relies on these exemptions.

As a public company, the Trust’s compliance with public reporting obligations and exchange listing standards imposes significant costs and operational challenges, and failure to meet these standards could adversely affect the market price and liquidity of the Shares.

As a public company, the Trust incurs significant legal, accounting, and other expenses. The Trust is subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of the Exchange and other applicable securities rules and regulations. Stockholder activism, the current political and social environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which will likely result in additional compliance costs and could impact the manner in which the Trust operates its business in ways it cannot currently anticipate.

Compliance with these rules and regulations may demand significant time and effort from the Sponsor’s management and personnel, potentially diverting attention away from day-to-day operational activities. This increased focus on compliance could also place considerable strain on the Trust’s financial and management systems, internal controls, and workforce. If the Trust fails to comply with these regulatory requirements or meet the OTCQX’s continued listing standards, which include maintaining a minimum per-share bid price, market capitalization, net tangible assets, and public float, the Shares may no longer be permitted to trade on the OTCQX, resulting in adverse consequences for the Shareholders, including limited availability of market quotations and reduced liquidity for the Shares.

It is possible that the SEC or a court may determine that the Trust’s redemption program, which ended prior to the quotation of the Shares on the OTCQX, violated Regulation M.

The Trust’s previous redemption program, which ended prior to the quotation of its Shares on the OTCQX, may be deemed by the SEC or a court to have violated Regulation M under the Exchange Act. Regulation M prohibits issuers from simultaneously engaging in the sale and purchase of their own securities. The Trust ceased its redemption program on October 7, 2020, approximately two months before the OTCQX approved the Shares for quotation on December 9, 2020. The Trust believes this timing aligns with SEC guidance, including the SEC staff’s position in the Spotify Technology S.A. No-Action Letter (March 23, 2018), and general market practices of other funds that terminate redemption programs before listing.

However, the SEC or courts may disagree with the Trust’s position and determine that the redemption program violated Regulation M. In a similar case, on April 1, 2014, Grayscale Bitcoin Trust (BTC), an affiliate of Grayscale Digital Large Cap Fund LLC, launched a redemption program through Genesis Global Trading Inc. (“Genesis”), its sole authorized participant at the time. Following an SEC staff review, the SEC staff concluded that Grayscale Bitcoin Trust (BTC)’s redemption program appeared to violate Regulation M because redemptions occurred simultaneously with the creation of new shares. On July 11, 2016, Genesis and Grayscale Bitcoin Trust (BTC) settled with the SEC, agreeing to a cease-and-desist order against future violations of Rules 101 and 102 of Regulation M. Genesis also paid disgorgement of $51,650.11 in redemption fees plus prejudgment interest.

Given this precedent, there may be an increased risk that the SEC or courts could find the Trust’s redemption program in violation of Regulation M, which could result in regulatory actions, penalties, or other adverse consequences. The Trust currently has no intention of seeking an exemption from the SEC under Regulation M to reinstate a redemption program.

As the Crypto Asset ecosystem has expanded, it has attracted increasing regulatory attention from U.S. regulators, and evolving regulatory frameworks may impact the Portfolio Crypto Assets’ classification and treatment. These developments could significantly influence the Trust’s compliance requirements, valuation strategies, result in Extraordinary Expenses, and substantially impact the value of the Shares.

The regulatory landscape for Crypto Assets in the United States is complex and evolving, with multiple federal and state agencies actively overseeing various aspects of their use, trading, and compliance obligations. These agencies include, but are not limited to, the SEC, the U.S. Commodity Futures Trading Commission (“CFTC”), the Financial Crimes Enforcement Network (“FinCEN”), the Office of Foreign Assets Control (“OFAC”), the Office of the Comptroller of the Currency, the Federal Reserve Board, the U.S. Department of the Treasury, the Consumer Financial Protection Bureau, the Federal Trade Commission, the Internal Revenue Service, the U.S. Department of Justice (“DOJ”) and various state financial regulators and state Attorneys General.

The jurisdiction of federal and state regulators over Crypto Assets depends on their classification. Crypto Assets may be deemed “securities,” “commodities,” “virtual currencies,” or another asset type. Each classification can trigger different regulatory frameworks and oversight responsibilities. For example, a Crypto Asset like Ether could be classified by the SEC as a “security” under U.S. federal securities laws, depending on its use and the circumstances surrounding specific transactions. Ether may also be classified by the CFTC as a “commodity interest” under the Commodity Exchange Act, or by state regulators as a form of virtual currency subject to state money transmission laws. Although U.S. courts have ruled in some circumstances that Bitcoin is a commodity and acknowledged the CFTC’s position that Ether should be considered a commodity, no comprehensive federal court ruling conclusively establishes that Bitcoin, Ether, or any other Crypto Asset, is a security, commodity, or other form of asset under all circumstances.

In recent years, the SEC has increased enforcement actions and investigations in the crypto sector, targeting entities it deems in violation of securities laws. This includes actions against platforms such as Kraken for offering unregistered securities and Staking services, as well as ongoing investigations into Coinbase, Ripple, Binance and ConsenSys for activities involving various Crypto Assets and services. The SEC also proposed or adopted several rules last year that could significantly impact the Crypto Asset industry. These included amendments to the Exchange Act’s definition of “dealer,” which could negatively affect numerous digital asset trading platforms, and certain DeFi platforms in particular, and proposed amendments to the SEC Custody Rule under the Advisers Act, which would make it more difficult for asset managers to custody Crypto Assets. The SEC also raised concerns about compliance and market oversight of Crypto Assets, and emphasized retail investor protection and market integrity as key priorities, with its Division of Examinations identifying Crypto Assets as a focus for 2025. These regulatory actions and heightened scrutiny extend to emerging areas such as DeFi protocols and NFTs creating additional legal challenges and market uncertainty.

However, recent SEC developments indicate possible shifts in its regulatory approach, although the SEC’s long-term direction remains uncertain. The SEC approved multiple spot Bitcoin ETFs for the first time in January 2024 followed by the approval of multiple spot Ethereum ETFs in July 2024, including the Bitwise trusts holding Bitcoin and Ether. These approvals suggest that both Bitcoin and Ethereum may be commodities. More recently the SEC: 1) withdrew Staff Accounting Bulletin 121, eliminating the requirement for companies to recognize a liability and corresponding asset for safeguarding Crypto Assets; 2) formed a new Crypto Task Force led by Commissioner Hester Peirce aimed at providing greater regulatory clarity to the Crypto Asset industry; and 3) paused enforcement actions against Binance. That said, any permanent regulatory shift remain uncertain at this time, and there is no assurance a more favorable U.S. regulatory environment will emerge at the federal or state levels. Any adverse regulatory developments or enforcement actions could negatively impact the value of these assets and related products, including the Trust.

The SEC has also regularly stated that certain Crypto Assets may be considered “securities” under federal securities laws, and this classification can have significant implications for Crypto Assets, including certain Portfolio Crypto Assets. The legal test for determining whether any given Crypto Asset, product, or service is an investment contract security was set forth in the 1946 Supreme Court case SEC v. W.J. Howey Co., and whether any given Crypto Asset, product, or service is a note, is discussed in the 1990 Supreme Court case Reves v. Ernst & Young. Determining whether any given Crypto Asset, product, or service is a security requires a highly complex, fact-driven analysis. Accordingly, whether any given Crypto Asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions we may draw regarding the likelihood that a particular Crypto Asset, product or service could be deemed a “security” or “securities offering” under applicable laws. Certain statements by SEC officials have suggested that Bitcoin does not meet the criteria of an investment contract under the federal securities laws. Former SEC Director William Hinman also stated in 2018 that Ether, in its decentralized form at the time, did not meet these criteria; but former SEC Chairman Gary Gensler suggested that Ether might be a security as recently as last year. None of these statements are comprehensive or binding, and the SEC continues to scrutinize aspects of the Crypto Asset space, including Bitcoin, Ether.

If any Portfolio Crypto Asset was definitively classified as a “security” under federal or state securities laws by the SEC or any other U.S. authority, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for the Portfolio Crypto Assets and the broader Crypto Asset market. For example, it may become more difficult for the Portfolio Crypto Assets to be traded, cleared and custodied as compared to other Crypto Assets that are not considered to be securities, which could in turn negatively affect the liquidity and general acceptance of the Portfolio Crypto Assets and cause users to migrate to other Crypto Assets.

On December 22, 2020, the SEC instituted proceedings to enjoin Ripple Labs Inc., the creator of XRP, on the basis that the offer and sale of XRP was an unregistered, ongoing offering of securities in violation of Sections 5(a) and 5(c) of the Securities Act. On December 23, 2020, the Trust made a decision to liquidate its position in XRP based on consideration of new public information from the SEC’s complaint. The Trust immediately reinvested the proceeds from the liquidated position in other Portfolio Crypto Assets, primarily Bitcoin and Ethereum, but subsequently re-invested in XRP. The SEC case against Ripple Labs Inc. remains ongoing. In July 2023, the U.S. District Court for the Southern District of New York found that institutional sales of XRP violated federal securities laws, while programmatic sales on public exchanges did not constitute securities transactions. In August 2024, the court ordered Ripple to pay a $125 million civil penalty. The SEC has since appealed the court's ruling on programmatic sales, seeking clarity on XRP's regulatory status in secondary market transactions, with the appeal currently pending before the Second Circuit Court of Appeals. In a June 2023 action against Coinbase, Inc., the SEC alleged, among other things, that the Portfolio Crypto Assets Solana (SOL) and Cardano (ADA), constituted unregistered securities. Coinbase has vigorously contested the claims against it, and the case remains ongoing.

Further, if any other Crypto Asset with widespread markets is determined to be a “security,” it could also have material adverse consequences for the Portfolio Crypto Assets as Crypto Assets due to negative publicity or a decline in the general acceptance of Crypto Assets. In addition, trading platforms that feature Crypto Assets that are determined to be securities may face penalties or be required to shut down if they do not have the licenses required to facilitate electronic securities markets, which could result in a reduction of the liquidity of the Portfolio Crypto Asset markets. For example, the SEC’s increased enforcement activity over the last few years have highlighted the potential for stricter regulation across the broader Crypto Asset industry, which could exacerbate negative market reactions. As such, any determination that a Portfolio Crypto Asset, or any other Crypto Asset with widespread market presence, is a security under federal or state securities laws may adversely affect the value of the Portfolio Crypto Assets and, as a result, the value of the Shares.

To the extent that any Portfolio Crypto Asset is deemed to fall within the definition of a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the Investment Company Act and the Advisers Act, and may also be required to register as an investment adviser under the Advisers Act. Such additional registration may result in Extraordinary Expenses to the Trust, thereby materially and adversely impacting the Shares. Compliance could also necessitate fundamental changes to the Trust’s structure or operations, potentially making its current investment strategy unfeasible. If the Sponsor and/or the Trust determines to comply with such additional regulatory and registration requirements, the Sponsor may decide to terminate the Trust. Any such termination could result in the liquidation of the Trust’s holdings in the Portfolio Crypto Assets, which could occur at a time that is disadvantageous to Shareholders, leading to potential financial losses.

In addition, the CFTC has asserted regulatory jurisdiction over both Bitcoin and Ether futures markets, having classified these Crypto Assets as “commodities” under the Commodity Exchange Act (“CEA”). This designation would grant the CFTC authority to prosecute fraud and manipulation in the cash, or spot, markets for Bitcoin and Ether; however, its oversight of these spot markets is generally limited unless transactions involve leverage, collateral, or financing. The National Futures Association ("NFA") serves as the self-regulatory organization for the U.S. futures industry, including Bitcoin and Ether futures, but does not oversee their respective spot markets. Recent enforcement actions by the CFTC underscore its heightened scrutiny of Crypto Asset markets. In 2023, the CFTC launched multiple actions against crypto firms—targeting high-profile entities and executives such as FTX, Binance, and Coinbase—for violations including illegal off-exchange commodity trading and inadequate anti-money laundering controls.

To the extent that any Portfolio Crypto Asset is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. These requirements may result in Extraordinary Expenses to the Trust, which could materially and adversely impact the Shares. If the Sponsor and/or the Trust determines not to comply with such regulatory requirements, the Sponsor may terminate the Trust, the Trust may face termination, resulting in the forced liquidation of its Portfolio Crypto Asset holdings, which could occur at a time that is disadvantageous to Shareholders, leading to potential financial losses. Moreover, the growing scope of the CFTC’s regulatory authority over Crypto Assets, combined with potential regulatory overlap with the SEC, may create additional uncertainty and compliance costs. These developments could reduce the liquidity of Portfolio Crypto Asset markets and create negative publicity, leading to decreased demand and ultimately a decline in the value of the Shares.

If the Crypto Asset Networks of the Portfolio Crypto Assets are used to facilitate illicit activities, businesses that facilitate transactions in the Portfolio Crypto Assets could be at increased risk of criminal or civil liability, which could negatively affect the value of the Shares.

Federal and state regulators including FinCEN and OFAC have been examining Crypto Asset Networks, Crypto Asset users and the Crypto Asset markets, with particular focus on the extent to which Crypto Assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises. For example, certain privacy-enhancing features have been, or are expected to be, introduced to a number of Crypto Asset Networks, and these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing Crypto Assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all transactions by U.S. persons or in the United States involving Tornado Cash, a Crypto Asset protocol designed to obfuscate Blockchain transactions, by adding Tornado Cash and certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List. A large portion of Validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency ("CVC") mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. The DOJ has also arrested and charged the developers of certain Crypto Asset Networks and Crypto Assets for crimes related to money laundering and other offenses.

If a Crypto Asset Network of a Portfolio Crypto Asset held by the Trust is used to facilitate illicit activities, businesses that facilitate transactions in such Portfolio Crypto Asset could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such Portfolio Crypto Asset could be removed from Crypto Asset trading platforms. Moreover, law enforcement agencies and other market participants have often relied on the transparency of Blockchains to facilitate investigations and comply with laws, such as anti-money laundering and economic sanctions laws. If any of the Portfolio Crypto Assets contain privacy-enhancing features, law enforcement agencies and other market participants may have less visibility into transaction-level data, which may encourage bad actors to misuse such Portfolio Crypto Asset’s network for such illicit purposes. Businesses that facilitate transactions in those Portfolio Crypto Assets may be at increased risk of potential criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks. In August 2019, for example, Coinbase UK delisted another privacy-oriented Crypto Asset, Zcash, and in January 2021 Bittrex delisted Zcash as well as Monero and Dash, two other privacy-focused Crypto Assets. Although neither trading platform disclosed the reasons for such delisting, and both trading platforms subsequently relisted Zcash, it has been reported in the media that they were de-listed due to the privacy-enhancing features of the Crypto Assets. Thus, there is a risk that Crypto Asset trading platforms could remove any Portfolio Crypto Assets containing privacy-enhancing features in the future. Any such occurrences could adversely affect the price of the relevant Portfolio Crypto Asset, the attractiveness of the respective Crypto Asset Network and an investment in the Shares of the Trust.

In addition, when the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver Crypto Assets, they generally transact only with an authorized participant, a liquidity provider, or other eligible financial institutions subject to federal and state licensing requirements. These counterparties are expected to establish, implement, and maintain policies and procedures to comply with applicable anti-money laundering and know-your-client regulations. For example, the authorized participant, an SEC-registered broker-dealer, is subject to anti-money laundering and counter-terrorist financing obligations under the Bank Secrecy Act as administered by FinCEN and further overseen by the SEC. In accordance with their regulatory obligations, an authorized participant, or a liquidity provider, is expected to conduct customer due diligence and, where necessary, to perform enhanced due diligence on counterparties. As part of their counterparty onboarding process, authorized participants and liquidity providers may also use third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of the Treasury Department’s OFAC and jurisdictions and territories identified as non-cooperative by the Financial Action Task Force.

If the Sponsor, the Trust, the authorized participant, or the liquidity provider were to transact with a sanctioned entity, they could face an increased risk of civil or criminal liability, regulatory enforcement actions, and reputational harm. For the Trust, such involvement could result in frozen or seized assets, significant fines, or restrictions on its ability to engage in future transactions, limiting its operational flexibility and liquidity. Additionally, the Trust could face investor lawsuits or regulatory scrutiny, further eroding market confidence. These consequences could materially and adversely affect the value and liquidity of the Shares, potentially leading to diminished investor demand, which could negatively affect the value of the Shares.

The Sponsor may be required to provide certain information in order to comply with anti-money laundering requirements and public disclosure obligations.

The Sponsor and the Trust are subject to stringent anti-money laundering, economic sanctions, and disclosure obligations under U.S. and international regulations. In order to comply with applicable requirements, investors must represent in their Subscription Agreements with the Trust that neither they nor any person with a direct or indirect beneficial interest in the Shares being acquired is on the U.S. Treasury Department’s Office of Foreign Assets Control Specifically Designated Nationals and Blocked Persons (SDN) List or otherwise subject to U.S. sanctions administered or enforced by OFAC. Investors must also affirm that their funds are not derived from illegal activities and will not be used for such purposes.

The Sponsor and the Trust may also request Shareholders to provide additional documentation verifying, among other things, such Shareholders’ identity and source of funds used to purchase Shares. The Sponsor may decline to accept a subscription if this information is not provided, or on the basis of such information provided. Requests for documentation and additional information may be made at any time by the Sponsor during the period a Shareholder holds Shares in the Trust. The Sponsor may be required to provide this information, or report the failure to comply with requests for such information, to appropriate governmental authorities, in certain circumstances without notifying Shareholders that the information has been provided. Additionally, each of the Sponsor and the Trust will take steps that it determines are necessary to comply with applicable law, regulations, orders, directives or special measures, which may include prohibiting a Shareholder from making further contributions of capital to the Trust, depositing distributions to which a Shareholder would otherwise be entitled in an escrow account or causing the redemption of all or any portion of a Shareholder’s Shares.

Further, the Trust may be required to disclose confidential information relating to the Trust, the Trust’s investments, the Trust’s financial results and the Trust’s Shareholders to third parties that may request such information if and to the extent required by federal, state, or local law or regulation or the laws or regulations of any other jurisdiction applicable to the Trust or any of the Trust’s Shareholders, including any Shareholders who are public agencies or governmental bodies. There can be no assurance that such information will not be disclosed either publicly or to regulators, or otherwise. In addition, in order to comply with regulations and policies to which the Trust, the Sponsor, or service providers (including financial institutions) are or may become subject, or to satisfy regulatory or other requirements in connection with transactions, the Trust or the Sponsor may be required to disclose information about Shareholders, including their identities. Such disclosure obligations may adversely affect certain Shareholders, particularly Shareholders who are not otherwise subject to public disclosure of information relating to the private holdings of funds in which they invest. In addition, failure to comply with AML, sanctions, and disclosure obligations may result in enforcement actions, significant fines, reputational damage, or other regulatory penalties that could materially impact the Trust’s operations and its ability to continue offering Shares.

Regulatory changes or actions by federal or state executives or legislators may affect the value of the Shares or restrict the use of one or more Crypto Assets, Validating or Mining activity or the operation of their networks or the Crypto Asset markets in a manner that adversely affects the value of the Shares.

Uncertainty about the jurisdiction over Crypto Assets by federal and state authorities has resulted in calls for comprehensive Crypto Asset legislation, and the expansion of the Crypto Asset market, along with significant industry developments in recent years, has led to increased scrutiny by consecutive U.S. Presidents and the U.S. Congress.

On January 23, 2025, President Trump issued Executive Order 14178, titled “Strengthening American Leadership in Digital Financial Technology,” which revoked President Biden’s March 2022 Executive Order 14067, “Ensuring Responsible Development of Digital Assets.” Among other things, Trump’s order establishes the President’s Working Group on Digital Asset Markets, tasked with proposing a federal regulatory framework for digital assets within 180 days. This working group is directed to focus on fostering innovation, reducing regulatory burdens, and ensuring U.S. competitiveness in global digital financial markets.

Trump’s executive order follows ongoing legislative efforts to establish a comprehensive regulatory framework for digital assets. On May 22, 2024, the U.S. House of Representatives passed the Financial Innovation and Technology for the 21st Century Act (“Fit21”), advancing efforts to establish a federal framework for digital assets. Fit21 seeks to clarify the SEC’s and CFTC’s jurisdiction, granting the CFTC primary oversight of digital commodities while preserving the SEC’s authority over securities. Alongside Fit21, other proposals aim to refine digital asset classifications, disclosure requirements, and tax treatment. However, the future of these regulatory efforts, and how regulatory authority may be divided among regulators, remains uncertain.

Traditional financial services competitors also have long-established relationships with policymakers and have cultivated lobbying efforts to advance their interests. While members of the cryptocurrency industry have begun engaging with policymakers and external advisors to advocate for balanced regulation, the relative infancy of these efforts compared to other industries leaves the cryptocurrency industry vulnerable to unfavorable regulatory outcomes. New laws, regulations, or interpretations of existing regulations may emerge in the United States and internationally that are detrimental to Crypto Asset platforms, potentially disrupting our business operations, financial performance, or growth opportunities. Furthermore, political and advocacy activities from the Trust and the Sponsor aimed at influencing the regulatory environment may attract negative perceptions from investors and the public. Such perceptions could harm the Trust’s reputation and its overall market position, compounding the challenges posed by an increasingly complex and uncertain regulatory landscape.

It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of Crypto Asset markets to function or how any new regulations or changes to existing regulations might impact the value of Crypto Assets generally and those held by the Trust specifically. As discussed above, any change in classification of a Portfolio Crypto Asset may require substantial compliance steps resulting in Extraordinary Expenses to the Trust. If these developments significantly alter the regulatory landscape, the Sponsor may choose to terminate the Trust, potentially leading to liquidation at a time that could be disadvantageous for Shareholders and adversely impact the value of the Shares.

International regulatory divergence may affect the global acceptance and liquidity of Crypto Assets, potentially impacting the Crypto Asset market, the Portfolio Crypto Assets, and the Trust’s value.

Crypto Assets, including Portfolio Crypto Assets, currently face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China, the United Kingdom, Australia, Russia, Israel, Poland, India and Canada. Cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of Crypto Assets, including Portfolio Crypto Assets. Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect Crypto Assets, particularly with respect to Crypto Asset exchanges, trading venues and service providers that fall within such jurisdictions’ regulatory scope. Some countries have classified Crypto Assets broadly as “securities,” while others, like Switzerland, Malta, and Singapore, have adopted a more nuanced approach. As a result, Crypto Assets may be considered securities in one country but not in another.

The European Union’s Markets in Crypto-Assets ("MiCA") regulation recently took effect and seeks to establish a comprehensive framework for crypto assets, including stablecoins and crypto-asset service providers. Beyond the EU, the United Kingdom’s Financial Services and Markets Act expands the Financial Conduct Authority’s ("FCA") oversight of crypto activities, enabling further regulation of stablecoins and other crypto assets. The Monetary Authority of Singapore ("MAS") has also introduced stablecoin regulations under its Payment Services Act, and China has maintained strict scrutiny of Crypto Assets following its 2021 prohibition of Mining.

In addition to regulatory divergence, the Trust may be subject to a variety of foreign laws and regulations concerning privacy, Blockchain technology, data protection, and intellectual property, some of which may be more restrictive than U.S. regulations. The interpretation and enforcement of these laws are often uncertain, particularly in the rapidly evolving Crypto Asset sector. As the Trust’s operations expand globally, the potential for violating foreign laws increases, particularly in jurisdictions where regulations conflict with U.S. law or lack formal guidance from regulatory authorities or courts.

Failure to comply with foreign regulations could result in significant legal and financial consequences, including penalties, civil and criminal fines, damages, and mandatory refunds. Such actions may also require the Trust to modify or cease operations in affected regions, leading to increased operating costs, delays in product development, and potential reputational harm. Additionally, any future regulatory changes—domestically or internationally—could materially and adversely affect the value of Portfolio Crypto Assets and the Shares. The divergence in global regulations may further impede the acceptance and liquidity of Crypto Assets, negatively impacting their value and hindering the growth of the Crypto Asset economy. These risks underscore the complexities of navigating a fragmented regulatory environment and its potential to harm the Trust’s business, financial condition, and the value of the Shares.

The lack of full insurance and Shareholders’ limited rights of legal recourse against the Trust, the Sponsor, and the Custodian expose the Trust and its Shareholders to the risk of loss of the Trust’s Ether for which no person is liable.

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”), and therefore, investments in the Trust including its Portfolio Crypto Assets and other assets, are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, while the Custodian has indicated that maintains a commercial crimes insurance program that covers the loss of Crypto Assets it holds, including the Portfolio Crypto Assets, resulting from employee collusion or fraud, physical loss (including theft), or damage of key material, security breach or hack, and fraudulent transfer, Shareholders of the Trust cannot be assured that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Portfolio Crypto Assets. While the Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Trust’s Crypto Assets.

Furthermore, under the Custodian Agreement, the Custodian’s total liability under the Custodian Agreement will never exceed the greater of the value of the Crypto Assets on deposit in the Custodial Account at the time of, and directly relating to, the events giving rise to the liability occurred, the value of which will be determined in accordance with the Custodian Agreement.

The Custodian is not liable to the Trust for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability, or otherwise, and whether or not the Custodian has been advised of such losses or knew or should have known of the possibility of such damages. Furthermore, the Custodian is not liable for delays, suspension of operations (whether temporary or permanent), failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Custodian, including but not limited to, any delay or failure due to any act of God, natural disasters, act of civil or military authorities, act of terrorists (including but not limited to cyber-related terrorist acts), hacking, government restrictions, exchange or market rulings, civil disturbance, war, strike or other labor dispute, fire, interruption in telecommunications or Internet services or network provider services, failure of equipment and/or software, other catastrophe or any other occurrence which is beyond the reasonable control of the Custodian. The Custodian does not bear any liability, whatsoever, for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms, or other malware that may affect the Sponsor’s or the Trust’s computer or other equipment, or any phishing, spoofing, or other attack, unless such damage or interruption originated from the Custodian due to its gross negligence, fraud or willful misconduct.

Additionally, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative, or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrency. While agencies such as the FBI have recovered stolen Crypto Assets in limited instances, such efforts require significant time and may not result in full recovery.

In the event of loss, theft, mismanagement, insolvency, or other adverse events affecting the Trust, the Sponsor or the Custodian, investors may bear the full extent of the loss without recourse to federal insurance protections or effective recovery mechanisms. As a result, the recourse of the Trust or the Shareholders under the applicable law is limited.

If regulators subject the Trust, Sponsor, or certain service providers to regulation as a money service business or money transmitter, this could result in Extraordinary Expenses to the Trust or the Sponsor and also result in decreased liquidity for the Shares.

The Sponsor and the Trust believe that the Trust is not a money transmitter or money services business. To the extent that the activities of the Trust cause it to be deemed a “money services business,” particularly a “money transmitter,” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, the Trust may be required to comply with FinCEN regulations, including those that would mandate the Trust register as a money services business, implement an anti-money laundering program, make certain reports to FinCEN, and maintain certain records. Additionally, certain states require a virtual currency business (or its equivalent) to register at the state level as a money transmitter (or its equivalent), and/or as a virtual currency business (or its equivalent). Similarly, the activities of the Trust or the Sponsor may require it to be licensed at the state level as a money transmitter (or its equivalent) and/or as a virtual currency business (or its equivalent), such as under New York’s Department of Financial Services’ BitLicense regulatory regime. Other states with pending or existing special licensing requirements for cryptocurrency companies include, but are not limited to, California, which is implementing its Digital Financial Assets Law ("DFAL").

Such additional regulatory obligations may cause the Trust or the Sponsor to incur Extraordinary Expenses. If the Trust or the Sponsor decides to seek the required registration or licenses, there is no guarantee that they will timely receive them. The Sponsor may decide to terminate the Trust in response to the changed regulatory circumstances, and possibly at a time that is disadvantageous to the Shareholders. Additionally, to the extent the Trust or the Sponsor is found to have operated without appropriate state licenses or federal registration, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust or the Sponsor, decrease the liquidity, and have a material adverse effect on the price of, the Shares.

Shareholders of the Trust do not have the protections associated with ownership of interests in an investment company registered under the Investment Company Act or the protections afforded by the CEA.

The Investment Company Act is designed to protect investors by, among other things, preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions, the management of investment companies by irresponsible persons, the use of unsound or misleading methods of computing earnings and asset value, changes in the character of investment companies without the consent of investors, and investment companies from engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires, among other things, the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

The Trust is not registered as an investment company under the Investment Company Act, and the Sponsor believes that the Trust is not subject to regulation under the Investment Company Act. Consequently, Shareholders in the Trust do not have the regulatory protections afforded to investors in registered investment companies. In addition, the Trust will not be subject to the various statutory and SEC regulatory requirements applicable to registered investment companies. For example, the Trust is not required to maintain custody of its securities or place its securities in the custody of a bank or a member of a U.S. securities exchange in the manner required of registered investment companies under rules promulgated by the SEC. The Trust generally will maintain such accounts at brokerage or custodial firms that do not separately segregate such assets as would be required in the case of registered investment companies. Under the provisions of the U.S. Securities Investor Protection Act, the bankruptcy of any such brokerage firms might have a greater adverse effect on the Trust than on registered investment companies. It is possible in the future that the regulatory environment for hedge funds and their Sponsors could change. This could result in new laws or regulations that could, for example, impose restrictions on the operation of the Trust and its affiliates; impose disclosure or other obligations on those entities; or restrict the offering, sale, or transfer of Shares. Accordingly, any such laws or regulations could adversely affect the investment performance of the Trust or its access to additional capital, create additional costs and expenses for the Trust or otherwise have an adverse impact on the Trust.

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

Such additional regulation may result in extraordinary costs to the Trust and the Sponsor, thereby materially and adversely impacting the value of the Trust. If the Trust were required to register as an investment company but failed to do so, the Trust could be prohibited from engaging in its business, and criminal and civil actions could be brought against the Trust, Sponsor or any of their affiliates. If the Sponsor determines in its sole discretion not to comply with such additional regulatory and registration requirements, it may terminate the Trust. Any such termination could result in the liquidation of the Trust’s Crypto Asset portfolio at a time that is disadvantageous to Shareholders in the Trust.

The Trust and the Sponsor must comply with applicable laws and regulations relating to privacy, data protection, and cybersecurity, and may experience material negative effects to their business and financial condition if they do not comply.

Along with the Trust’s and Sponsor’s confidential data and information collected in the normal course of the Trust’s activities, the Sponsor, on behalf of the Trust, collects and retains certain types of data, including personally identifiable information, which is subject to certain laws and regulations relating to privacy, data protection, and cybersecurity. The Trust and Sponsor must comply with applicable federal and state laws and regulations governing the collection, retention, processing, storage, disclosure, access, use, security, and privacy of such information in addition to the Trust’s information security and privacy policies and other actual and asserted obligations, including contractual obligations and applicable industry standards. The legal, regulatory, and contractual environment surrounding the foregoing continues to evolve and may be challenging to comply with, and there has been an increasing amount of focus on privacy, data protection, and cybersecurity issues with the potential to affect the Trust’s activities. In 2024, the regulatory landscape became more complex. For example, nineteen states have enacted privacy laws, with more set to take effect between now and 2026. This patchwork of state laws increases compliance costs and complexity. Additionally, the American Privacy Rights Act ("APRA") was proposed in April 2024, aiming to establish federal data privacy standards. If enacted, APRA would supersede state laws, further altering compliance requirements.

State privacy laws are also increasingly being used to regulate artificial intelligence ("AI"), particularly in areas involving automated decision-making. The California Privacy Rights Act ("CPRA") and Colorado Privacy Act impose requirements on businesses using AI-driven profiling, including restrictions on data sharing when AI influences legal or significant consumer decisions. These and other emerging state laws reflect a broader trend of integrating AI governance within privacy frameworks.

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

The Trust and Sponsor have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, or contractual obligations. The various privacy, data protection, and cybersecurity legal obligations that apply to the Trust and Sponsor may evolve in a manner that impacts their policies or practices, and the Trust and Sponsor and the Trust and Sponsor may be required to take additional measures to comply with new and evolving obligations. Such efforts may not be successful or may have other negative consequences. For example, failure to comply with state or federal privacy laws may result in regulatory fines, class action lawsuits, and limitations on the Trust’s ability to process Shareholder data. Further, changes in cybersecurity standards may require the Trust and Sponsor to implement costly upgrades to their data infrastructure. In particular, with laws and regulations imposing new and increasingly burdensome obligations and with substantial uncertainty over the interpretation and application of these and other laws and regulations, the Trust and Sponsor may face challenges in maintaining their compliance and making necessary changes to applicable policies and practices and may incur significant costs and expenses in an effort to do so. Despite the efforts of the Trust and Sponsor to comply with applicable laws, regulations, and other actual or asserted obligations relating to privacy, data protection and cybersecurity, it is possible that their interpretations of the law, practices, policies, or platform or other services or offerings could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations.

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

The Trust’s reliance on the Index Methodology for determining Portfolio Crypto Assets does not eliminate legal or regulatory risks, including the potential classification of Portfolio Crypto Assets as securities under federal or state securities laws, which could result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

The Trust relies on the Index Methodology to determine its Portfolio Crypto Assets, which includes a limited risk-based assessment conducted by the Committee. While this process involves various evaluations, it does not eliminate the risk of legal or regulatory action if any of the selected Crypto Assets are later deemed to be securities. Such risk-based assessment includes an evaluation of: 1) publicly available information to determine whether the SEC, any other U.S. regulatory agency or any court has made any statements regarding the Crypto Asset, 2) public information regarding how the Crypto Asset markets view the Crypto Asset, including whether the Crypto Asset has been listed on entities such as Coinbase or other U.S. exchanges that are expected to have had access to a reasonable amount of information when making their determinations to list the Crypto Asset, 3) public information used to conduct reasonable diligence into the structure and technology of the Crypto Asset, including reviewing the Crypto Asset’s whitepaper if available and speaking with the sponsor of the Crypto Asset, and 4) any other information gained from reputable sources that may impact the Committee’s view of the Crypto Asset. The Committee does not engage in legal analysis of any Crypto Assets or perform any analysis of Crypto Assets based upon any legal standards.

Since the Trust’s principal investment objective is to invest in a portfolio of Crypto Assets that tracks the Index as closely as possible, the Trust relies on the Index Methodology when determining which Crypto Assets to invest in. The Trust, in the Sponsor’s sole discretion, may choose to immediately liquidate its position in any Portfolio Crypto Asset that it determines may be at undue risk of being in violation of U.S. federal securities laws or based on consideration of new public information available regarding the asset. The Sponsor makes its determination using the same process as the Committee, as set forth in “Item 1. Business—Eligibility of Crypto Assets.” Assets will lose eligibility and be removed from the Index at the next monthly reconstitution event if they violate any of the listed Eligibility Requirements for 30 consecutive days. Under extraordinary circumstances, assets may lose eligibility and be removed on a same-day basis by a unanimous vote of the quorum of members of the Committee. Such emergency removals will take place at 4:00 pm ET following the conclusion of the meeting and the public posting of a notice on the Sponsor’s website.

Amid the ongoing legal uncertainty and recent regulatory developments, the Trust continues to monitor these developments closely as they may impact the treatment and perception of certain Portfolio Crypto Assets. To the extent that any Portfolio Crypto Asset is determined to be a security, the Trust, and the Sponsor may become subject to additional regulatory requirements, including under the Investment Company Act, and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act. See “Item 1. Business—Overview of Government Regulation” for further information. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Portfolio Crypto Assets at a time that is disadvantageous to Shareholders.

Risks Related to Tax

The Shareholder may be subject to certain U.S. federal income tax risks.

Although there is no certainty in this regard, the Trust may be classified as a partnership for U.S. federal income tax purposes, and the Internal Revenue Service (“Service“) may not accept the tax positions taken by the Trust.

Each Shareholder must take into account its allocable share of the partnership items of the Trust. The Trust, like all entities classified as partnerships for federal tax purposes, is subject to a risk of audit by the Service. Any adjustments made to the Trust’s information returns produced by such an audit might result in adjustments to the Shareholder’s tax returns, with respect not only to items related to the Trust, but also to unrelated items, potentially leading to the Trust paying additional tax, interest and penalties, as well as incremental accounting and legal expenses. In addition, the Service could challenge the deductibility of expenses the Trust (directly or indirectly) incurs, including the Management Fee, for several reasons, including that those expenses constitute capital expenditures that, among other things, should be added to the Trust’s cost of acquiring its investments and amortized over a period of time or held in suspense until the Trust liquidates or dissolves.

Federal, state and local tax laws are subject to change, and Shareholders could incur substantial tax liabilities as a result of changes thereto. In addition, various aspects of income taxation, including federal, state and local taxation and the alternative minimum tax, produce tax effects that can vary based on each taxpayer’s particular circumstances. Shareholders should consult their own tax advisors to determine the tax effects of an investment in the Trust, especially in light of their particular financial situations. The Trust may, but is not required to, make distributions to Shareholders. Therefore, a Shareholder should not rely on distributions from the Trust to cover the Shareholder’s tax liability associated therewith, if any. Instead, a Shareholder will generally be required to realize the value of its investment in the Trust based on the value of any freely tradeable Shares sold on the Exchange. For more information, see the section entitled “Item 1. Business—Certain U.S. Federal Income Tax Considerations.“

The Trust intends to continue to prorate its items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of its Shares on a weekly basis, instead of on the basis of the date a particular Share is transferred. The Service may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among the Shareholders.

The Trust intends to continue to prorate its items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of its Shares on a weekly basis, instead of on the basis of the date a particular Share is transferred. The use of this proration method may not be permitted under existing Regulations that provide for semi-monthly and monthly simplifying conventions and do not specifically authorize the use of the proration method the Trust will adopt. If the Service were to challenge this method or new Regulations were issued, the Trust may be required to change the allocation of items of income, gain, loss and deduction among the Shareholders. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations—Entity Classification and Partnership Taxation—Allocations Between Transferors and Transferees“ and “Item 1. Business—Certain U.S. Federal Income Tax Considerations“ for additional discussion regarding tax considerations generally.

The treatment of Crypto Asset for U.S. federal income tax purposes is uncertain.

Due to the new and evolving nature of Crypto Assets and the absence of comprehensive guidance with respect to Crypto Assets, many significant aspects of the U.S. federal income tax treatment of Crypto Assets are uncertain.

In 2014, the Service released a Notice 2014-21 (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency“ (that is, Crypto Asset that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such Crypto Asset (i) is “property,” (ii) is not “currency“ for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the Service released Revenue Rulings 2019-24 and 2019-44 IRB (the “Rulings”) a Ruling and a set of FAQs that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of Crypto Assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of Crypto Asset. However, the Notice and the Rulings & FAQs do not address other significant aspects of the U.S. federal income tax treatment of Crypto Assets. For example, although the Notice contemplates that rewards earned from “mining“ will constitute taxable income to the miner, there is no guidance directly addressing rewards from Staking activities or amounts received in connection with Crypto Asset lending activities, including with respect to whether and when engaging in such activities might rise to the level of a trade or business. It is likely, however, that the Service would assert that Staking or lending Crypto Assets gives rise to current, ordinary income. More generally, there also is no guidance directly addressing the U.S. federal income tax consequences of lending Crypto Assets, and it is possible that a lending transaction could be treated as a taxable disposition of the lent Crypto Asset. Because the treatment of Crypto Assets is uncertain, it is possible that the treatment of ownership of any particular Crypto Asset may be adverse to the Trust. For example, ownership of a Crypto Asset could be treated as ownership in an entity, in which case the consequences of ownership of that Crypto Asset would depend on the type and place of organization of the deemed entity. Moreover, although the Rulings & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

There can be no assurance that the Service will not alter its position with respect to Crypto Assets in the future or that a court would uphold the treatment set forth in the Notice and the Rulings & FAQs. It is also unclear what additional guidance on the treatment of Crypto Assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current Service positions or additional guidance could result in adverse tax consequences for Shareholders and could have an adverse effect on the value of Crypto Assets held in the Trust. Future developments that may arise with respect to Crypto Assets may increase the uncertainty with respect to the treatment of Crypto Assets for U.S. federal income tax purposes. For example, the Notice addresses only Crypto Asset that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust will hold certain types of Crypto Asset that are not within the scope of the Notice.

Prospective investors are urged to consult their tax advisers regarding the tax consequences of an investment in the Trust and in Crypto Assets in general.

Future developments regarding the treatment of Crypto Asset for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of Crypto Asset, such as Crypto Asset held in the Trust, are uncertain, and it is unclear what guidance on the treatment of Crypto Asset for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of Crypto Asset, including on the price in the Crypto Asset markets of Crypto Assets held in the Trust, and therefore may have an adverse effect on the value of the Shares of the Trust.

Because of the evolving nature of Crypto Assets, it is not possible to predict potential future developments that may arise with respect to Crypto Assets, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of Crypto Assets for U.S. federal income tax purposes.

Future developments in the treatment of Crypto Asset for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Shares.

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of Crypto Assets for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of Crypto Assets for fiat currency from state sales tax. However, it is unclear what further guidance on the treatment of Crypto Assets for state tax purposes may be issued in the future.

The treatment of Crypto Assets for tax purposes by non-U.S. jurisdictions may differ from the treatment of Crypto Assets for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of Crypto Assets for fiat currency. If a foreign jurisdiction with a significant share of the market of Crypto Asset users imposes onerous tax burdens on Crypto Asset users, or imposes sales or value-added tax on purchases and sales of Crypto Asset for fiat currency, such actions could result in decreased demand for Crypto Assets held by the Trust in such jurisdiction.

Any future guidance on the treatment of Crypto Assets for state, local or non-U.S. tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of Crypto Assets, including on the price of Crypto Assets in the Crypto Asset markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

If the Trust engages in Staking, Crypto Asset lending activities or other methods generating return on Portfolio Crypto Assets held by the Trust, it is possible that the Trust could be subject to U.S. federal income tax with respect to income generated in connection with those activities.

As discussed above in “The treatment of Crypto Asset for U.S. federal income tax purposes is uncertain,” the U.S. federal income tax treatment of Staking and lending Crypto Assets is unclear in many respects. In particular, there is no guidance directly addressing the U.S. federal income taxation of Staking, Staking Consideration or Crypto Asset lending activities, including with respect to whether and when engaging in such activities might rise to the level of a trade or business. If, in the future, the Trust engages in Staking or Crypto Asset lending activities (or certain other methods of generating return on Portfolio Crypto Assets held by the Trust), and those activities constitute the conduct of a trade or business in the United States, the Trust would be subject to U.S. federal income tax at rates applicable to

U.S. resident corporations on its effectively connected income, which in certain circumstances could include income or gains recognized by the Trust on the sale of tokens of the applicable Portfolio Crypto Asset. In such case, the Trust generally would also be subject to an additional U.S. branch profits tax (at a 30% rate) with respect to the Trust’s effectively connected earnings and profits. If the Trust recognizes any effectively connected income, the imposition of U.S. taxes on such income may have a substantial adverse effect on the return to shareholders.

The Trust may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

The Notice, Rulings & FAQs do not address whether income recognized by a non-U.S. person, such as the Trust, as a result of a fork, airdrop or similar occurrence, or from Staking or Crypto Asset lending activities, could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical“ income. In the absence of guidance, it is possible that a withholding agent will withhold 30% from any assets derived by the Trust as a consequence of a fork, airdrop or similar occurrence, or from Staking or Crypto Asset lending activities.

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

While neither the Sponsor nor the Trust has experienced a material cybersecurity incident, cybersecurity threat risks may materially affect either the Sponsor or the Trust, including the Trust’s business strategy, results of operations or financial condition. For further discussion of the risks the Trust faces from cybersecurity threats, see “Item 1A. Risk Factors—Risks Related to Trust Investment—Investing in the Trust may result in the total loss of investment due to passive management strategies, cybersecurity vulnerabilities, and inadequate recovery options for lost assets.”

Governance

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates. As a result, Katherine Dowling, the General Counsel and Vice President of the Sponsor, is responsible for assessing and overseeing the Sponsor’s and the Trust’s cybersecurity risks and providing direction and oversight for risk mitigation action, in conjunction with Hong Kim, the Chief Technology Officer of Bitwise. Ms. Dowling has served as a Chief Compliance Officer at various companies since 2015 and has more than ten years of experience as an Assistant U.S. Attorney, most recently in the Economic Crimes Unit of the U.S. Attorney's Office for the Northern District of California. Ms. Dowling receives periodic reports from the Experts, outside legal representatives and members of the Sponsor’s Legal and Compliance team who take part in cybersecurity review, implementation and testing. Mr. Kim graduated from the University of Pennsylvania with a Bachelor of Science in Computer Science, and, prior to Bitwise, worked on Google's backend infrastructure for Google Drive and worked in software security for the South Korean military.

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

Shareholder Information

As of December 31, 2024, the Trust had unlimited Shares authorized. The following table shows the number of Shares outstanding as of the specified dates:

	December 31, 2024	December 31, 2023
(i) Number of Shares authorized	Unlimited	Unlimited
(ii) Number of Shares outstanding*	20,241,947	20,241,947
(iii) Number of Shares freely tradable (public float)[1]	20,163,453	20,163,453
(iv) Number of beneficial owners owning at least 100 Shares	279	411
(v) Number of holders of record	409	542

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

Transfer Agent

The Trust’s Transfer Agent is Equiniti Trust Company, LLC, formerly American Stock Transfer & Trust Company, LLC (the “Transfer Agent” or “AST”). The Transfer Agent’s address is 48 Wall Street, 23rd Floor, New York, NY 10005, their telephone number is (800) 401-1957 and their website is www.equiniti.com. AST is registered as a transfer agent with the Securities and Exchange Commission and with the New York Department of Financial Services.

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

Period	Shares Offered	Shares Sold	Number of Purchasers	Avg. Price Per Share	High Price Per Share	Date	Low Price Per Share	Date
January 1, 2024 to March 31, 2024	Unlimited	—	—	—	—	—	—	—
April 1, 2024 to June 30, 2024	Unlimited	—	—	—	—	—	—	—
July 1, 2024 to September 30, 2024	Unlimited	—	—	—	—	—	—	—
October 1, 2024 to December 31, 2024	Unlimited	—	—	—	—	—	—	—

Repurchases

There were no purchases during the year ended December 31, 2024.

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

The Trust’s principal investment objective is to invest in a Portfolio of Crypto Assets that tracks the Index as closely as possible with certain exceptions determined by the Sponsor in its sole discretion, as described more fully in the section “Item 1. Business—Business of the Trust.” In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, Airdrops, Emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent. The Trust believes that it has met its principal investment objective. As of December 31, 2024, there was a correlation of 99.99% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the NAV of the shares, and the market price may at times be significantly above or below the shares’ NAV. The NAV of the Trust is calculated by summing the assets and liabilities and the NAV Per Share is calculated by dividing the total NAV by the shares outstanding. However, the Trust believes that any such deviation does not affect the Trust’s principal investment objective, as the Trust does not maintain or promote any business objectives related to the market trading price of its shares. Furthermore, under Regulation M, the Trust as issuer of the Shares is not permitted to take any actions that would seek to reconcile the NAV of the Shares and the market price of the Shares, and the Trust would not undertake business objectives that it was legally restricted from achieving.

The Trust and the Sponsor have entered into a limited, non-exclusive, revocable license agreement with Bitwise Index Services, LLC (the “Index Provider”), an affiliate of the Trust that is controlled by the same parent entity as the Sponsor, at no cost to the Trust or the Sponsor allowing the Trust to use the Index as the benchmark index for the Trust (the “License Agreement”).

Results of Operations

Financial Information for the Year Ended December 31, 2024 and the Year Ended December 31, 2023

The following table sets forth statements of operations data for the years ended December 31, 2024 and 2023.

	2024	2023
Income
Other income	$—	$68,436
Total Income	—	68,436
Expenses
Management fees	$25,807,020	$12,857,555
Transaction and other fees	44	3,052
Total Expenses	25,807,064	12,860,607
Net Investment gain (loss)	(25,807,064)	(12,792,171)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from crypto assets	10,247,309	(23,155,952)
Net change in unrealized appreciation (depreciation) from crypto assets	680,193,417	428,897,764
Net realized and change in unrealized gain (loss) on investments	690,440,726	405,741,812
Net increase (decrease) in Net Assets resulting from operations	$664,633,662	$392,949,641

Comparison of the years ended December 31, 2024 and 2023

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

Management fees for the year ended December 31, 2024 was $25,807,020 compared to management fees for the year ended December 31, 2023 was $12,857,555. This change was due to an increase in the Trust’s net asset value due to an decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedule of Investments” below).

Net realized gain (loss) from Crypto Assets

Net realized gain (loss) from Crypto Assets for the year ended December 31, 2024 was $10,247,309 compared to net realized gain (loss) from Crypto Assets for the year ended December 31, 2023 was ($23,155,952). This change was due to transactions and fluctuations in the value of the Portfolio Crypto Assets.

Net change in unrealized appreciation (depreciation) from Crypto Assets

Net change in unrealized appreciation (depreciation) from Crypto Assets for the year ended December 31, 2024 was $680,193,417 compared to net change in unrealized appreciation (depreciation) from Crypto Assets for the year ended December 31, 2023 was $428,897,764. The primary factor for the change was an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedule of Investments” below).

Net increase (decrease) in Net Assets resulting from operations

The Trust’s net increase (decrease) in Net Assets resulting from operations for the twelve-month period ended December 31, 2024 was $664,633,662 compared to net increase (decrease) in Net Assets resulting from operations of $392,949,641 as of December 31, 2023. The primary factor for the change was a increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedule of Investments” below).

Financial Information for the Year Ended December 31, 2023 and the Year Ended December 31, 2022

The following table sets forth statements of operations data for the years ended December 31, 2023 and 2022.

	2023	2022
Income
Other income	$68,436	$—
Total Income	68,436	—
Expenses
Management fees	12,857,555	13,411,511
Transaction and other fees	3,052	1,706
Total Expenses	12,860,607	13,413,217
Net Investment gain (loss)	(12,792,171)	(13,413,217)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from crypto assets	(23,155,952)	(16,022,388)
Net change in unrealized appreciation (depreciation) from crypto assets	428,897,764	(636,945,558)
Net realized and change in unrealized on investments	405,741,812	(652,967,946)
Net increase (decrease) in Net Assets resulting from operations	$392,949,641	$(666,381,163)

Comparison of the years ended December 31, 2023 and 2022

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

Management fees for the year ended December 31, 2023 was $12,857,555 compared to management fees for the year ended December 31, 2022 was $13,411,511. This change was due to an increase in the Trust’s net asset value due to an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedules of Investments” below) and new Shareholder subscriptions.

Net realized gain (loss) from Crypto Assets

Net realized gain (loss) from Crypto Assets for the year ended December 31, 2023 was ($23,155,952) compared to net realized gain (loss) from Crypto Assets for the year ended December 31, 2022 was ($16,022,388). This change was due to fluctuations in the value of the Trust’s Portfolio Crypto Assets.

Net change in unrealized appreciation (depreciation) from Crypto Assets

Net change in unrealized appreciation (depreciation) from Crypto Assets for the year ended December 31, 2023 was $428,897,764 compared to net change in unrealized appreciation (depreciation) from Crypto Assets for the year ended December 31, 2022 was ($636,945,558). This change was due to fluctuations in the prices of Portfolio Crypto Assets during the periods.

Net increase (decrease) in Net Assets resulting from operations

The Trust’s net increase (decrease) in Net Assets resulting from operations for the twelve-month period ended December 31, 2023 was $392,949,641 compared to net increase (decrease) in Net Assets resulting from operations of ($666,381,163) as of December 31, 2022. The primary factor that impacted 2023 net income compared to 2022 net income was a significant change in net realized and change in unrealized gain (loss) on investments from a net loss of $652,967,946 in 2022 to a net gain of $405,741,812 in 2023. The primary factors for the change were a decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedules of Investments” below) and new Shareholder subscriptions.

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

For the period January 1, 2024 to December 31, 2024, the Trust accepted no In-Kind Investments from Shareholders. For the year ended December 31, 2023, the Trust accepted no In-Kind Investments from Shareholders. For the year ended December 31, 2022, the Trust accepted no In-Kind Investments from Shareholders. The Trust valued in-kind contributions to the Trust using the same valuation methodology that it uses to calculate the Trust’s NAV on the day of the subscription. A contribution in-kind was valued, in dollar terms, using the same prices for each Crypto Asset that are used to value the assets in the Trust on that day, and that value is divided by the Trust’s per-share NAV as calculated on that day in order to calculate the number of Shares purchased by the Subscriber in the transaction. The Trust did not make any in-kind distributions or liquidated a Shareholder’s pro-rata distribution in order to reduce additional regulatory costs of the Shareholders for any period presented.

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

Value of Portfolio Crypto Assets

As described above in “Item 1A. Risk Factors—Risks Related to Crypto Assets —The value of the Crypto Assets is dependent on prices established by Crypto Asset exchanges and other Crypto Asset venues, the instability, failure, closure or manipulation of which could adversely affect an investment in the Trust” and “Item 1. Business—Overview of the Crypto Asset Industry,” the prices of the various Portfolio Crypto Assets held by the Trust are subject to extreme volatility. This volatility had a significant impact on the value of the Portfolio Crypto Assets as of the year-ended December 31, 2024 compared to year-ended December 31, 2023 and year-ended December 31, 2022.

As shown below in “—Schedules of Investments,” aside from the change in value of Portfolio Crypto Assets, the decrease in total investments in Crypto Assets from January 1, 2024 to December 31, 2024 was due primarily to a decrease of approximately 365.90 units of Bitcoin and a decrease of approximately 2,210.41 units of Ethereum, in addition to the number of units invested in the additional Crypto Assets that comprise the Portfolio Crypto Assets, partially offset by the sale of various Portfolio Crypto Assets to pay the Management Fee.

The decrease in total investments in Crypto Assets from January 1, 2023 to December 31, 2023 was due primarily to a decrease of approximately 821.93 units of Bitcoin and a decrease of approximately 6,799.91 units of Ethereum, in addition to the number of units invested in the additional Crypto Assets that comprise the Portfolio Crypto Assets, partially offset by the sale of various Portfolio Crypto Assets to pay the Management Fee.

Shareholder Subscriptions and Redemptions

During the period from January 1, 2024 to December 31, 2024, there were no Shareholder subscriptions or redemptions. As a result, the Shares outstanding remained 20,241,947 as of December 31, 2024.

During the period from January 1, 2023 to December 31, 2023, there were no Shareholder subscriptions or redemptions. As a result, the Shares outstanding remained 20,241,947 as of December 31, 2023.

During the period from January 1, 2022 to December 31, 2022, there were no Shareholder subscriptions or redemptions. As a result, the Shares outstanding remained 20,241,947 as of December 31, 2022.

Schedules of Investments

The following provides details on the Portfolio Crypto Assets that comprise the Trust’s assets.

Fiscal Year 2024

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2024	10,998.0429	$462,076,062
Purchases	4.5683	297,000
Sales	(370.4699)	(23,558,706)
Net realized gain (loss) on investment	—	11,961,117
Net change in unrealized appreciation (depreciation) on investment	—	542,192,208
Balance at December 31, 2024	10,632.1413	$992,967,681

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2024	67,221.7443	$154,923,265
Purchases	789.9930	2,410,001
Sales	(3,000.3985)	(10,091,952)
Net realized gain (loss) on investment	—	5,136,625
Net change in unrealized appreciation (depreciation) on investment	—	64,785,937
Balance at December 31, 2024	65,011.3388	$217,163,876

	Ripple (XRP)
	Units	Fair Value
Balance at January 1, 2024	30,324,826.6436	$18,825,652
Purchases	1,299,451.9601	1,086,743
Sales	(938,151.8136)	(544,454)
Net realized gain (loss) on investment	—	(186,855)
Net change in unrealized appreciation (depreciation) on investment	—	45,158,516
Balance at December 31, 2024	30,686,126.7901	$64,339,602

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2024	239,876.3681	$25,143,841
Purchases	23,587.0202	3,366,952
Sales	(6,986.1637)	(1,053,930)
Net realized gain (loss) on investment	—	71,840
Net change in unrealized appreciation (depreciation) on investment	—	22,148,371
Balance at December 31, 2024	256,477.2246	$49,677,074

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2024	19,777,360.7670	$11,943,548
Purchases	188,507.7753	98,968
Sales	(773,165.7009)	(474,890)
Net realized gain (loss) on investment	—	(561,230)
Net change in unrealized appreciation (depreciation) on investment	—	5,255,581
Balance at December 31, 2024	19,192,702.8414	$16,261,977

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2024	195,564.0766	$7,859,720
Purchases	32,862.8089	1,186,405
Sales	(8,219.9125)	(307,043)
Net realized gain (loss) on investment	—	(31,652)
Net change in unrealized appreciation (depreciation) on investment	—	(821,818)
Balance at December 31, 2024	220,206.9730	$7,885,612

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2024	309,529.3045	$4,803,895
Purchases	49,774.0999	815,809
Sales	(17,206.1264)	(231,737)
Net realized gain (loss) on investment	—	(90,437)
Net change in unrealized appreciation (depreciation) on investment	—	1,531,074
Balance at December 31, 2024	342,097.2780	$6,828,604

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2024	732,019.7088	$6,033,306
Purchases	92,155.7549	705,143
Sales	(8,023.1408)	(51,946)
Net realized gain (loss) on investment	—	(104,104)
Net change in unrealized appreciation (depreciation) on investment	—	(1,148,457)
Balance at December 31, 2024	816,152.3229	$5,433,942

	Bitcoin Cash (BCH)
	Units	Fair Value
Balance at January 1, 2024	—	$—
Purchases	13,405.6895	5,655,501
Sales	(2,794.0110)	(1,107,720)
Net realized gain (loss) on investment	—	(94,608)
Net change in unrealized appreciation (depreciation) on investment	—	172,352
Balance at December 31, 2024	10,611.6785	$4,625,525

	NEAR Protocol (NEAR)
	Units	Fair Value
Balance at January 1, 2024	—	$—
Purchases	1,288,276.7565	9,201,420
Sales	(607,601.9414)	(2,964,735)
Net realized gain (loss) on investment	—	(1,485,265)
Net change in unrealized appreciation (depreciation) on investment	—	(1,420,878)
Balance at December 31, 2024	680,674.8151	$3,330,542

	Polygon (MATIC)
	Units	Fair Value
Balance at January 1, 2024	5,257,194.4118	$5,114,199
Purchases	236,114.1348	229,000
Sales	(5,493,308.5466)	(3,797,244)
Net realized gain (loss) on investment	—	(4,686,742)
Net change in unrealized appreciation (depreciation) on investment	—	3,140,787
Balance at December 31, 2024	—	$—

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2024	41,303.5713	$3,075,464
Purchases	193.7882	13,000
Sales	(41,497.3595)	(3,876,820)
Net realized gain (loss) on investment	—	1,588,611
Net change in unrealized appreciation (depreciation) on investment	—	(800,255)
Balance at December 31, 2024	—	$—

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2024	—	$—
Purchases	828,677.0698	9,173,913
Sales	(828,677.0698)	(7,903,792)
Net realized gain (loss) on investment	—	(1,270,121)
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at December 31, 2024	—	$—

As of December 31, 2024, Bitcoin represented 72.56% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 15.87%, while the remaining 11.57% of the Portfolio Crypto Assets were comprised of Ripple, Solana, Cardano, Avalanche, Chainlink, Polkadot, Bitcoin Cash, and NEAR Protocol.

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

Historical Portfolio Crypto Asset Prices

The following provides an overview of the prices of the Portfolio Crypto Assets that comprised the majority of the Trust’s assets during the Fiscal Year Ended December 31, 2024 and December 31, 2023.

Fiscal Year Ended December 31, 20241

Crypto Asset	Average	High	Date	Low	Date	End of Period	Date
Bitcoin	$66,097.01	$106,716.00	12/17/2024	$39,120.89	1/23/2024	$93,393.01	12/31/2024
Ethereum	$3,045.16	$4,050.80	12/6/2024	$2,197.00	1/23/2024	$3,340.40	12/31/2024
Ripple	$0.74	$2.72	12/2/2024	$0.43	7/5/2024	$2.10	12/31/2024
Solana	$155.17	$255.75	11/23/2024	$81.17	1/23/2024	$193.69	12/31/2024
Cardano	$0.53	$1.22	12/6/2024	$0.31	8/5/2024	$0.85	12/31/2024
Avalanche	$34.22	$62.35	3/18/2024	$19.40	8/5/2024	$35.81	12/31/2024
Chainlink	$15.38	$29.61	12/16/2024	$9.32	8/5/2024	$19.96	12/31/2024
Polkadot	$6.57	$11.05	3/13/2024	$3.76	11/4/2024	$6.66	12/31/2024
Bitcoin Cash	$394.78	$687.49	4/6/2024	$224.16	1/23/2024	$435.89	12/31/2024
NEAR Protocol	$5.27	$8.33	5/20/2024	$2.59	1/23/2024	$4.89	12/31/2024

Fiscal Year Ended December 31, 20231

Crypto Asset	Average	High	Date	Low	Date	End of Period	Date
Bitcoin	$28,761.48	$44,422.02	12/8/2023	$16,602.77	1/1/2023	$42,014.39	12/29/2023
Ethereum	$1,791.24	$2,376.20	12/10/2023	$1,200.89	1/1/2023	$2,304.66	12/29/2023
Solana	$28.87	$119.79	12/25/2023	$9.97	1/1/2023	$104.82	12/29/2023
Ripple	$0.54	$0.83	7/19/2023	$0.34	1/1/2023	$0.62	12/29/2023
Cardano	$0.35	$0.64	12/14/2023	$0.24	9/11/2023	$0.60	12/29/2023
Avalanche	$16.25	$47.95	12/24/2023	$8.81	9/22/2023	$40.19	12/29/2023
Polkadot	$5.43	$9.10	12/25/2023	$3.64	10/19/2023	$8.24	12/29/2023
Polygon	$0.84	$1.52	2/17/2023	$0.50	9/11/2023	$0.97	12/29/2023
Chainlink	$8.19	$16.85	12/8/2023	$5.10	6/19/2023	$15.52	12/29/2023
Litecoin	$81.03	$111.06	7/2/2023	$58.11	9/11/2023	$74.46	12/29/2023

1 For the avoidance of doubt, this table is for illustrative purposes only. The average, high, and low prices were the principal market prices during the period each asset was held by the Trust.

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

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the year ended December 31, 2024.

Year Ended December 31, 2024
Asset	Principal Market Price	Principal Market
BTC	$93,393.01	Crypto.com
ETH	$3,340.40	Crypto.com
XRP	$2.10	Coinbase
SOL	$193.69	Coinbase
ADA	$0.85	Coinbase
AVAX	$35.81	Coinbase
LINK	$19.96	Coinbase
DOT	$6.66	Coinbase
BCH	$435.89	Coinbase
NEAR	$4.89	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024.

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$1,368,514,435	$—	$—	$1,368,514,435

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2023.

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$699,798,952	$—	$—	$699,798,952

During the period, all of the Trust’s assets were considered “Level 1” valuations, because the valuations were based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.

The Trust generally records receipt of a new Crypto Asset created due to a Hard Fork at the time the Hard Fork is effective. The Trust’s methodology for determining effectiveness of the fork is when two or more recognized exchanges quote prices for the forked Crypto Asset. Some exchanges and custodians do not honor Hard Forks or may honor Hard Forks in the future. In such cases, the Trust will record receipt of the new Crypto Asset at the time two or more recognized exchanges begin quoting prices for the asset. Although the Trust records the asset into its books and records at the time the fork is effective, as described above, the Trust’s custodian may take an extended period of time to make the forked asset available for transfer, and it may never make the forked asset available for transfer, which could lead to either the Trust holding the asset longer than it would otherwise hold the asset (if it was freely transferable), or a complete write-down in the value of the forked asset. The Trust does not allocate any of the original Crypto Asset’s cost to the new Crypto Asset and recognizes unrealized gains equal to the fair value of the new Crypto Asset received.

There were no Hard Forks during the period that were not initially recognized but were subsequently recognized.

Crypto Asset transactions are recorded on the trade date. Realized gains and losses from Crypto Asset transactions are determined using the specific identification cost method. Any change in net unrealized gain or loss is reported in the statement of operations. Commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.

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

Financial Instruments with Off-Balance-Sheet Risk

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At December 31, 2024 and December 31, 2023, $7,226,139 and $1,270,261 reside on exchanges, respectively.

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

Custody of Crypto Assets

The Custodian serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At December 31, 2024 and December 31, 2023, Crypto Assets of approximately $1,361,288,296 and $698,528,691 are held by the Custodian, respectively.

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

The Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2024, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensure the quality and timeliness of the Trust’s public disclosures with the SEC.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2024.

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

Bitwise Investment Advisers, LLC is a wholly-owned subsidiary of Bitwise Asset Management, Inc. Bitwise Asset Management, Inc. had 91 employees as of December 31, 2024.

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

The Sponsor does not store, hold, or maintain control of the Trust’s Portfolio Crypto Assets, and does not maintain any form of insurance on the Portfolio Crypto Assets. The Trust has entered into the Custodian Agreement with the Custodian (the “Custodian Agreement”) to facilitate the security of the Trust’s Portfolio Crypto Assets. See “Item 10. Directors, Executive Officers and Corporate Governance—The Custodian and the Custodial Services Agreement—The Custodian” for additional information. See “Item 1A. Risk Factors—Risks Related to Crypto Assets—The Sponsor may experience loss or theft of its Portfolio Crypto Assets during the transfer of Portfolio Crypto Assets from the Custodian to the Sponsor or to Crypto Asset trading venues, which could adversely affect the value of the Shares.”

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

The following individuals are the officers of the Sponsor responsible for overseeing the business and operations of the Trust:

Hunter Horsley, 34, is the President and Treasurer and a Director of the Sponsor and has served in such capacity since the Sponsor's inception. Prior to joining Bitwise Asset Management, Inc., Mr. Horsley was a product manager at Facebook and Instagram leading efforts in monetization from 2015 to 2016. He graduated from the Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics in 2015. Mr. Horsley took two years off of school from 2011 to 2013 to be on the founding team of a technology company called Lore (formerly known as CourseKit) to assist in the development of an online learning tool incorporating social networking features. Lore raised over $6 million in equity, grew to 20 employees, and was sold to Noodle Education, Inc. in 2013. Mr. Horsley was named a member of Forbes’ 2019 “30 Under 30” list.

Paul “Teddy” Fusaro, 39, is the Chief Operating Officer and Secretary of the Sponsor and has served in such capacity since the Sponsor's inception. Prior to Bitwise, Mr. Fusaro was Senior Vice President and Head of Portfolio Management and Capital Markets at IndexIQ, the ETF issuer unit of New York Life Investment Management, a firm with over $550 billion in AUM, from 2013 to 2018. In this capacity he oversaw portfolio management, trading, and operations for a suite of alternative strategy Exchange Traded Funds, Mutual Funds, and Separately Managed Accounts. Prior to that, Mr. Fusaro was Vice President of Portfolio Management and co-head of Trading and Operations at Direxion Investments, a $13 billion AUM alternative ETF Sponsor, from 2009 to 2013. Earlier in his career, Mr. Fusaro spent time in both equity derivatives and credit derivatives at Goldman Sachs & Co.

Katherine Dowling, 53, is the General Counsel and Vice President of the Sponsor, and has served in such capacity since March 2021. Prior to Bitwise, Ms. Dowling was the General Counsel and Chief Compliance Officer for True Capital Management from 2019 to 2021. Before that, Ms. Dowling was the Managing Director, Chief Operating Officer and Chief Compliance Officer at Luminate Capital Partners from 2015 to 2018, which she co-founded. Prior to 2015, Ms. Dowling spent more than ten years as an Assistant U.S. Attorney, most recently in the Economic Crimes Unit of the U.S. Attorney's Office for the Northern District of California.

The following individuals are executive officers of Bitwise Asset Management, Inc., the parent of the Sponsor:

•
Hunter Horsley, 34, is also the Chief Executive Officer of Bitwise and has served in such capacity since Bitwise’s inception in October 2016.
•
Paul “Teddy” Fusaro, 39, is also the President of Bitwise and has served in such capacity since April 2018. Previously he served as the Chief Operating Officer at Bitwise.
•
Katherine Dowling, 53, is also the General Counsel and Chief Compliance Officer of Bitwise, and has served in such capacity since March 2021.
•
Matt Hougan, 48, is the Chief Investment Officer for Bitwise, and has served in such capacity since October 2020. Mr. Hougan previously served as the Global Head of Research at Bitwise since February 2018. Prior to Bitwise, Mr. Hougan was the Managing Director of Global Finance Informa PLC, a FTSE 100 company from 2016 to 2018. Prior to that position, Mr. Hougan was at ETF.com where he was the Chief Executive Officer in 2015 and previously served as President from 2010 to 2014 and Global Head of Editorial from 2007 to 2014.
•
Hong Kim, 34, is the Chief Technology Officer of Bitwise and has served in such capacity since Bitwise’s inception in October 2016. Prior to Bitwise, Mr. Kim was a student at the University of Pennsylvania where he graduated with a Bachelor of Science in Computer Science in 2016. While at school, he also worked on Google’s backend infrastructure for Drive. From 2011 to 2013, Mr. Kim took time off from university to work in software security for the South Korean Military.

The Sponsor has a code of ethics ("Code of Ethics") that applies to its executive officers and agents. The Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code of Ethics. The Sponsor has also adopted insider trading policies and procedures (the “Insider Trading Policy”) that apply to the Sponsor's directors, officers and employees. The Insider Trading Policy governs the purchase and sale or other dispositions of certain investment products and is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy is filed hereto as Exhibit 19.1. Finally, the Sponsor has adopted a compensation recovery policy (“Compensation Recovery Policy”) that establishes a framework for the potential recovery of erroneously awarded incentive-based compensation in the event that officers of the Sponsor are granted such compensation in the future. The Compensation Recovery Policy aims to promote accountability, safeguard the interests of investors and ensure compliance with applicable regulations. A copy of the Compensation Recovery Policy is attached hereto as exhibit 97.1.

The Code of Ethics, the Insider Trading Policy, and the Compensation Recovery Policy are available by written request to the Sponsor at 250 Montgomery Street, Suite 200, San Francisco, CA 94104 or by calling the Sponsor at (415) 707-3663.

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

Legal Counsel

Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (“Mintz”) is legal counsel to the Sponsor and the Trust. Mintz does not represent any current or prospective Investors with respect to an investment in the Trust. No separate counsel has been engaged by the Sponsor or the Trust, or any of their respective affiliates, to represent any current or prospective Investors with respect to an investment in the Trust.

Administrator

The Trust entered into an agreement (the “Administration Agreement”) with Securitize Fund Services LLC, formerly Theorem Fund Services LLC, (the “Administrator”) for the provision of administrative services. The services, provided by the Administrator and certain of its affiliates and subject to change at any time by the Sponsor in its sole discretion without advance notice to Shareholders, include, among others: (i) acceptance and processing of Subscriptions, with the assistance of the Sponsor; (ii) receipt of requests for redemptions and authorization of payments of redemption proceeds; (iii) maintenance of the books and records of the Trust; (iv) coordination of the Trust’s annual audit; (v) calculation of net asset value of the Trust and Share prices; and (vi) other services as agreed on by the parties. The Administrator receives standard fees for its services, and generally will be indemnified by the Trust from and against any third-party claims, liabilities, costs and expenses arising from or relating to the Administrator’s provision of services under the Administration Agreement. The Administrator is subject to change in the sole discretion of the Sponsor.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

The following is a list of the name, address and shareholdings of all officers and directors of the Sponsor owning the Trust’s Shares and there were no such persons beneficially owning more than five percent (5%) of the Trust’s Shares as of December 31, 2024. Due to the terms of the Trust Agreement, such Shareholders do not have any control or additional rights with respect to the operation of the Trust vis-a-vis the Trust’s other Shareholders. In addition, such beneficial Shareholders owning more than five percent (5%) of the Trust’s Shares are not affiliated with the Trust, the Sponsor or Bitwise Asset Management in any capacity other than as a Shareholder in the Trust.

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

Item 13. Certain Relationships And Related Transactions, And Director Independence.

Certain Relationships and Related Transactions

The Trust does not have its own officers, directors and employees. The Trust depends on the Sponsor for certain operations of the Trust, and the Sponsor believes that it will continue to have sufficient staff personnel and resources to perform all of its duties with respect to managing the Trust. The Sponsor and its officers, directors and employees will devote as much of its time to the activities of the Trust as the Sponsor deems necessary and appropriate. As a result there are no relationships or related-party transactions between officers, directors and employees of the Trust. The Sponsor has not established formal procedures to resolve all conflicts of interest. Therefore, there are certain actual and potential conflicts of interest that should be considered by investors before subscribing for Shares. See “Item 1A. Risk Factors—Risks Related to Trust Investment—The Trust’s success depends heavily on the Sponsor, whose limited staffing, potential discontinuance, and conflicts of interest could adversely impact the Trust’s management and stability and the value of the Shares.”

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

Item 14. Principal Accountant Fees And Services.

Fees for services performed by KPMG for the years ended December 31, 2024 and 2023 were:

	Years Ended December 31,
	2024	2023
Audit fees	$350,000	$400,000
Audit-related fees	—	—
Total	$350,000	$400,000

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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended December 31, 2024, are made by the Sponsor’s Board of Directors and audit committee.

part iv.

Item 15. Exhibit And Financial Statement Schedules.

Bitwise 10 Crypto Index Fund

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Sponsor

Bitwise 10 Crypto Index Fund:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Bitwise 10 Crypto Index Fund (the Trust), including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, and the results of its operations and changes in its net assets for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

February 20, 2025

Bitwise 10 Crypto Index Fund

Statements of Assets and Liabilities

December 31, 2024 and 2023

Assets	December 31, 2024	December 31, 2023
Investments in crypto assets, at fair value (cost $303,296,992 and $314,774,926)	$1,368,514,435	$699,798,952
Crypto assets sold receivable	—	2,770,000
Cash (1)	76,507	913
Other assets	392	263
Total Assets	$1,368,591,334	$702,570,128

Liabilities
Management fees payable	$2,851,231	$1,463,687
Subscriptions received in advance	301	301
Total Liabilities	2,851,532	1,463,988
Net Assets	$1,365,739,802	$701,106,140

Net Assets consists of:
Paid-in-capital	427,764,344	427,764,344
Accumulated net investment gain (loss)	(78,039,217)	(52,232,153)
Accumulated net realized gain (loss) on investment in crypto assets	(49,202,768)	(59,450,077)
Net unrealized appreciation (depreciation) on investments in crypto assets	1,065,217,443	385,024,026
Net Assets	$1,365,739,802	$701,106,140
Shares issued and outstanding, no par value (unlimited shares authorized)	20,241,947	20,241,947
Net asset value per share	$67.47	$34.64

(1) See footnote 4 for more information.

See accompanying notes to the financial statements.

Bitwise 10 Crypto Index Fund

Schedules of Investments
December 31, 2024
	Units	Fair Value	Percentage of Shareholders' Equity
Investments in crypto assets, at fair value *
Bitcoin	10,632.1413	$992,967,681	72.70%
Ethereum	65,011.3388	217,163,876	15.90
Ripple	30,686,126.7901	64,339,602	4.71
Solana	256,477.2246	49,677,074	3.64
Cardano	19,192,702.8414	16,261,977	1.19
Avalanche	220,206.9730	7,885,612	0.58
Chainlink	342,097.2780	6,828,604	0.50
Polkadot	816,152.3229	5,433,942	0.40
Bitcoin Cash	10,611.6785	4,625,525	0.34
NEAR Protocol	680,674.8151	3,330,542	0.24
Total investments in crypto assets, at fair value (cost $303,296,992)		$1,368,514,435	100.20
Liabilities in excess of other assets		(2,774,633)	(0.20)
Net Assets		$1,365,739,802	100.00%

December 31, 2023
	Units	Fair Value	Percentage of Shareholders' Equity
Investments in crypto assets, at fair value *
Bitcoin	10,998.0429	$462,076,062	65.91%
Ethereum	67,221.7443	154,923,265	22.10
Solana	239,876.3681	25,143,841	3.59
Ripple	30,324,826.6436	18,825,652	2.69
Cardano	19,777,360.7670	11,943,548	1.70
Avalanche	195,564.0766	7,859,720	1.12
Polkadot	732,019.7088	6,033,306	0.86
Polygon	5,257,194.4118	5,114,199	0.73
Chainlink	309,529.3045	4,803,895	0.69
Litecoin	41,303.5713	3,075,464	0.44
Total investments in crypto assets, at fair value (cost $314,774,926)		$699,798,952	99.81
Other assets in excess of liabilities		1,307,188	0.19
Net Assets		$701,106,140	100.00%

* Crypto Assets do not have a singular country or geographic region, therefore country information is omitted.

Bitwise 10 Crypto Index Fund

Statements of Operations

For the twelve months ended December 31, 2024, 2023 and 2022

	Twelve months ended December 31,
	2024	2023	2022
Income
Other income	$—	$68,436	$—
Total Income	—	68,436	—
Expenses
Management fees	$25,807,020	$12,857,555	$13,411,511
Transaction and other fees	44	3,052	1,706
Total Expenses	25,807,064	12,860,607	13,413,217
Net Investment loss	(25,807,064)	(12,792,171)	(13,413,217)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from crypto assets	10,247,309	(23,155,952)	(16,022,388)
Net change in unrealized appreciation (depreciation) from crypto assets	680,193,417	428,897,764	(636,945,558)
Net realized and change in unrealized gain (loss) on investments	690,440,726	405,741,812	(652,967,946)
Net increase (decrease) in Net Assets resulting from operations	$664,633,662	$392,949,641	$(666,381,163)

See accompanying notes to the financial statements.

Bitwise 10 Crypto Index Fund

Statements of Changes in Net Assets

For the twelve months ended December 31, 2024, 2023 and 2022

	Total Fund
	Twelve Months Ended December 31,
	2024	2023	2022
Increase in net assets from operations:
Net investment gain (loss)	$(25,807,064)	$(12,792,171)	$(13,413,217)
Net realized gain (loss) from crypto assets	10,247,309	(23,155,952)	(16,022,388)
Net change in unrealized appreciation (depreciation) from crypto assets	680,193,417	428,897,764	(636,945,558)
Net increase (decrease) in net assets resulting from operations	664,633,662	392,949,641	(666,381,163)
Increase in net assets from capital share transactions:
Net increase (decrease) in net assets resulting from capital share transactions	—	—	—
Total increase (decrease) in net assets from operations and capital share transactions	664,633,662	392,949,641	(666,381,163)
Net Assets:
Beginning of Period	701,106,140	308,156,499	974,537,662
End of Period	$1,365,739,802	$701,106,140	$308,156,499
Change in Shares outstanding:
Shares outstanding at beginning of period	20,241,947	20,241,947	20,241,947
Net increase (decrease) in shares	—	—	—
Shares outstanding at end of period	20,241,947	20,241,947	20,241,947

See accompanying notes to the financial statements.

Bitwise 10 Crypto Index Fund

Notes to Financial Statements

1. Organization

Nature of Operations

Bitwise 10 Crypto Index Fund (the “Trust”) is a Delaware Statutory Trust that commenced operations on November 22, 2017. The Trust's name was changed from “Bitwise Hold 10 Private Index Fund, LLC” on September 24, 2018, and changed again from “Bitwise 10 Private Index Fund, LLC” on May 1, 2020 when it was also simultaneously converted from a Delaware Limited Liability Company to a Delaware Statutory Trust. Bitwise Investment Advisers, LLC, is the sponsor (“Sponsor”) and investment adviser of the Trust. Bitwise Asset Management, Inc, an affiliate of the Sponsor, served as the Manager before the Trust's conversion to a Delaware Statutory Trust. Delaware Trust Company is the Trustee of the Trust, and Equiniti Trust Company, LLC, formerly American Stock Transfer & Trust Company is the Transfer Agent of the Trust. Any references to Shares or Shareholders refer to units and members, respectively, and references to the Sponsor refer to the Manager, with respect to the period prior to the conversion to a Delaware Statutory Trust on May 1, 2020.

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

Securitize Fund Services, LLC, formerly Theorem Fund Services, LLC (the “Administrator”) serves as the Trust’s Administrator and performs certain administrative and accounting services on behalf of the Trust.

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

Crypto Asset transactions are recorded on the trade date. Realized gains and losses from Crypto Asset transactions are determined using the specific identification cost method. Any change in net unrealized gain or loss is reported in the statements of operations. Commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.

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

During the twelve months ended December 31, 2023, the Trust was eligible for a Flare (FLR) Airdrop. The Airdrop was based on the Trust’s XRP holding in its custody vault as of December 12, 2020. The Trust elected to participate in the Airdrop and on April 17th, 2023, Other income resulting from the Airdrop was booked into the Fund’s assets. At the time of the Airdrop, the result was a positive NAV increase of 0.013% bps, less than $0.00 NAV increase and $68,436 net asset increase to the Trust. On April 18, 2023, the Trust sold the FLR and raised USD resulting in a minor loss to the Trust. The USD was used to purchase other assets in the Trust’s portfolio, since FLR was not part of the Index of the Trust. The impact of this Airdrop can be seen within the Statement of Operations under Other income and Net realized gain (loss) from Crypto Assets. There were no Airdrops recognized or unrecognized during the fiscal years ended December 31, 2022 and 2024.

Calculation of Valuation

Effective February 13, 2023, the Sponsor adapted a nearly identical principal market valuation process, with no material impact to the Trust, which begins by partnering with a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable cryptocurrency exchanges selected by Lukka, Inc. in their sole discretion, including Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the year ended December 31, 2024.

Year Ended December 31, 2024
Asset	Principal Market Price	Principal Market
BTC	$93,393.01	Crypto.com
ETH	$3,340.40	Crypto.com
XRP	$2.10	Coinbase
SOL	$193.69	Coinbase
ADA	$0.85	Coinbase
AVAX	$35.81	Coinbase
LINK	$19.96	Coinbase
DOT	$6.66	Coinbase
BCH	$435.89	Coinbase
NEAR	$4.89	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024.

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$1,368,514,435	$—	$—	$1,368,514,435

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2023.

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$699,798,952	$—	$—	$699,798,952

4. Risks and Uncertainties

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s Portfolio Crypto Assets that reside on an exchange that shuts down may be lost. At December 31, 2024 and 2023, Crypto Assets with a value of approximately $7,226,139 and $1,270,261, respectively, resided on exchanges. As of December 31, 2024, the Trust had approximately $76,500 in cash with $75,700 held on exchange and $800 in the Trust bank accounts. At December 31, 2023, the Trust had a $2,770,000 receivable from Crypto Assets sold, and approximately $0 held on exchange and $900 in cash in the Trust bank accounts.

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

Custody of Crypto Assets

Coinbase Custody Trust Company, LLC (the "Custodian") serves as the Trust's Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At December 31, 2024 and 2023, Crypto Assets of $1,361,288,296 and $698,528,691 are held by the Custodian, respectively.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of December 31, 2024, 2023 and 2022, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities.

6. Shareholders’ Equity

Subscriptions

As of November 18, 2021, the Sponsor to the Trust has closed the acceptance of all subscriptions to the Bitwise 10 Crypto Index Fund, pursuant to its rights under Sections 5 and 6 of the Trust Agreement.

In-Kind Subscriptions

The Sponsor may, at its sole discretion, accept Crypto Assets (“In-Kind Investments”) in lieu of, or in addition to, cash as payment for investment in the Trust. Such In-Kind Investments are valued using the same Crypto Asset prices as per the Trust’s valuation policy at any given valuation date as of 4:00 pm ET on the date of the subscription. As all subscriptions were closed for the year ended December 31, 2024, December 31, 2023, and December 31, 2022, there were no In-Kind Investments.

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

For the years ended December 31, 2024 and 2023, the Shareholders were charged Management Fees of $25,807,020 and $12,857,555, respectively, of which $2,851,231 and $1,463,687 remain payable as of December 31, 2024 and 2023, respectively.

The Sponsor paid all expenses related to the initial offering, organization and start-up of the Trust. The Sponsor is responsible for all ordinary operating expenses of the Trust, including administrative, custody, legal, audit, insurance, and other operating expenses.

The Trust considers directors and executive officers of the Sponsor to be related parties of the Trust. As of December 31, 2024, such individuals, collectively held 78,494 shares of the Trust, which represent less than 1% ownership of total shares outstanding.

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

9. Financial Highlights

The following presents the financial highlights for Investor Class shares for the twelve months ended December 31, 2024, December 31, 2023 and December 31, 2022.

	Twelve months ended December 31, 2024	Twelve months ended December 31, 2023	Twelve months ended December 31, 2022
Per Share Performance	Investor Class	Investor Class	Investor Class
(for a share outstanding throughout the period)

Net asset value per share at beginning of period	$34.64	$15.22	$48.14

Net increase (decrease) in Net Assets resulting from operations:
Net realized and change in unrealized on investments	34.10	20.05	(32.26)
Net investment gain (loss) (1)	(1.27)	(0.63)	(0.66)
Net increase (decrease) in Net Assets resulting from operations	32.83	19.42	(32.92)

Net asset value per share at end of period	$67.47	$34.64	$15.22

Total return	94.77%	127.60%	(68.38)%

Supplemental Data
Ratios to average net asset value
Expenses	2.51%	2.51%	2.51%

Net investment loss	(2.51)%	(2.49)%	(2.51)%
Net Assets at end of period	$1,365,739,802	$701,106,140	$308,156,499
Average net assets(2)	$1,030,130,222	$513,230,745	$535,343,806
Portfolio turnover(3)	3%	8%	11%

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

(2) Based on the average of month-end net assets.

(3) The flare airdrop, discussed in Footnote 2, Significant Accounting Policies, Calculation of Valuation, was not included within the portfolio turnover calculation for the twelve months ended December 31, 2023. If included, portfolio turnover for the twelve months ended December 31, 2023 would have been 8%.

10. Operating Segments

In this reporting period, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or the results of its operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selective members of the Executive Management Committee and other senior personnel of the Trust’s Sponsor, acts as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s portfolio composition, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statements of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statements of operations.

11. New Accounting Pronouncements

In December 2023, the FASB released ASU 2023-08, Intangibles—Goodwill and Other— Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The ASU aims to enhance accounting and disclosure for crypto assets. It is effective for annual and interim periods beginning after December 15, 2024 and early adoption is permitted. The Fund is currently evaluating the effect that adoption of ASU 2023-08 will have on its financial statements.

12. Subsequent Events

The Sponsor has evaluated subsequent events through February 20, 2025, the date the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure or recognition.

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Description

3.1	Trust Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10 filed by the Registrant on April 23, 2021).

3.2	Certificate of Trust (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10 filed by the Registrant on April 23, 2021).

4.1	Trust Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10 filed by the Registrant on April 23, 2021).

4.2	Certificate of Trust (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10 filed by the Registrant on April 23, 2021).

4.3	Form of Subscription Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form 10 filed by the Registrant on April 23, 2021).

10.1†

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

19.1^	Insider Trading Policy of the Sponsor.

31.1^	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2^	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1^*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1^	Compensation Recovery Policy.

120

101.INS^	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH^	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101).

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

Date: February 20, 2025

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.

122