Form 10-Q
period 2025-03-31
Bitwise 10 Crypto Index Fund
filed 2025-05-12
CIK 1723788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of shares of the registrant’s common stock outstanding as of May 9, 2025: 20,241,947

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

“Airdrops” - means a method to promote the launch and use of new Crypto Assets by providing a small amount of such new Crypto Assets to the private wallets or exchange accounts that support the new Crypto Asset and that hold existing related Crypto Assets.

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

“Custodian” - means Coinbase Custody Trust Company, LLC. On behalf of the Trust, the Custodian holds the Portfolio Crypto Assets.

“Emissions” - means regular awards provided to holders of Crypto Assets in the form of Crypto Asset grants, and often in the form of the “gas” that powers transactions on the relevant Crypto Asset Network.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Bitwise 10 Crypto Index Fund

(formerly known as Bitwise 10 Private Index Fund, LLC)

Financial Statements

March 31, 2025 (unaudited) and December 31, 2024

Bitwise 10 Crypto Index Fund

Bitwise 10 Crypto Index Fund

Statements of Financial Condition

March 31, 2025 (unaudited) and December 31, 2024

Assets	March 31, 2025 (unaudited)	December 31, 2024
Investments in Crypto Assets, at fair value (cost $303,846,256 and $303,296,992)	$1,112,414,538	$1,368,514,435
Cash	859	76,507
Other assets	211	392
Total Assets	$1,112,415,608	$1,368,591,334

Liabilities
Management fee payable	$2,317,532	$2,851,231
Subscriptions received in advance	301	301
Total Liabilities	2,317,833	2,851,532
Net Assets	$1,110,097,775	$1,365,739,802

Net Assets consist of:
Paid-in-capital	427,764,344	427,764,344
Accumulated net investment gain (loss)	(85,898,259)	(78,039,217)
Accumulated net realized gain (loss) on investments in Crypto Assets	(40,336,592)	(49,202,768)
Net unrealized appreciation (depreciation) on investments in Crypto Assets	808,568,282	1,065,217,443
Net Assets	$1,110,097,775	$1,365,739,802
Shares issued and outstanding, no par value (unlimited shares authorized)	20,241,947	20,241,947
Net asset value per share	$54.84	$67.47

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Schedules of Investments

March 31, 2025 (unaudited)

	Units	Fair Value	Percentage of Net Assets
Investments in Crypto Assets, at fair value *
Bitcoin	10,488.6941	$864,740,595	77.90%
Ethereum	64,875.0125	118,548,057	10.68
Ripple	31,025,563.1329	64,858,940	5.84
Solana	258,778.3597	32,406,814	2.92
Cardano	19,453,307.5717	12,749,698	1.15
Chainlink	341,287.0347	4,615,907	0.42
Avalanche	218,635.6821	4,075,369	0.37
Sui	1,646,260.6426	3,742,444	0.34
Litecoin	40,872.6900	3,405,104	0.31
Polkadot	811,008.9115	3,271,610	0.29
Total investments in Crypto Assets, at fair value (cost $303,846,256)		$1,112,414,538	100.21
Other liabilities in excess of assets		(2,316,763)	(0.21)
Net Assets		$1,110,097,775	100.00%

December 31, 2024

	Units	Fair Value	Percentage of Net Assets
Investments in Crypto Assets, at fair value *
Bitcoin	10,632.1413	$992,967,681	72.70%
Ethereum	65,011.3388	217,163,876	15.90
Ripple	30,686,126.7901	64,339,602	4.71
Solana	256,477.2246	49,677,074	3.64
Cardano	19,192,702.8414	16,261,977	1.19
Avalanche	220,206.9730	7,885,612	0.58
Chainlink	342,097.2780	6,828,604	0.50
Polkadot	816,152.3229	5,433,942	0.40
Bitcoin Cash	10,611.6785	4,625,525	0.34
NEAR Protocol	680,674.8151	3,330,542	0.24
Total investments in Crypto Assets, at fair value (cost $303,296,992)		$1,368,514,435	100.20
Other assets in excess of liabilities		(2,774,633)	(0.20)
Net Assets		$1,365,739,802	100.00%

* Crypto Assets do not have a singular country or geographic region, therefore country information is omitted.

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three months ended March 31,
	2025 (unaudited)	2024 (unaudited)
Income
Other	$—	$—
Expenses
Management fee	$7,859,042	$5,878,198
Transaction and other fees	—	27
Total Expenses	7,859,042	5,878,225
Net investment gain (loss)	(7,859,042)	(5,878,225)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from Crypto Assets	8,866,176	1,516,665
Net change in unrealized appreciation (depreciation) from Crypto Assets	(256,649,161)	426,245,688
Net realized and change in unrealized gain (loss) on investments	(247,782,985)	427,762,353
Net increase (decrease) in Net Assets resulting from operations	$(255,642,027)	$421,884,128

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statement of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three months ended March 31,
	2025 (unaudited)	2024 (unaudited)
Increase (decrease) in net assets from operations:
Net investment gain (loss)	$(7,859,042)	$(5,878,225)
Net realized gain (loss) from Crypto Assets	8,866,176	1,516,665
Net change in unrealized appreciation (depreciation) from Crypto Assets	(256,649,161)	426,245,688
Net increase (decrease) in net assets resulting from operations	(255,642,027)	421,884,128
Net Assets:
Beginning of Period	1,365,739,802	701,106,140
End of Period	$1,110,097,775	$1,122,990,268
Change in Shares outstanding:
Shares outstanding at beginning of period	20,241,947	20,241,947
Subscriptions	—	—
Net increase (decrease) in shares	—	—
Shares outstanding at end of period	20,241,947	20,241,947

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

1. Organization

Bitwise 10 Crypto Index Fund (the “Trust”) is a Delaware Statutory Trust that commenced operations on November 22, 2017. The Trust’s name was changed from “Bitwise Hold 10 Private Index Fund, LLC” on September 24, 2018, and changed again from “Bitwise 10 Private Index Fund, LLC” on May 1, 2020 when it was also simultaneously converted from a Delaware Limited Liability Company to a Delaware Statutory Trust. Bitwise Investment Advisers, LLC, is the sponsor (“Sponsor”) and investment adviser of the Trust. Bitwise Asset Management, Inc., an affiliate of the Sponsor, served as the Manager before the Trust’s conversion to a Delaware Statutory Trust. Delaware Trust Company is the Trustee of the Trust, and American Stock Transfer & Trust Company is the Transfer Agent of the Trust.

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

Securitize Fund Services LLC, formerly Theorem Fund Services, LLC (the “Administrator”) serves as the Trust’s Administrator and performs certain administrative and accounting services on behalf of the Trust.

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

The accompanying comparative financial statements are unaudited, but in the opinion of management of the Sponsor, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position of the Trust as of March 31, 2025 and December 31, 2024 and the results of operations for the three months ended March 31, 2025 and 2024. These interim financial statements should be read in conjunction with the Trust’s annual report on Form 10-K for the year ended December 31, 2024. Interim period results are not necessarily indicative of results for a full-year period.

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

The Trust intermittently receives Airdrops of new Crypto Assets. The use of Airdrops is generally to promote the launch and use of new Crypto Assets by providing a small amount of the new Crypto Assets to the private wallets or exchange accounts of holders of existing related Crypto Assets. Airdropped Crypto Assets can have substantially different Blockchain technology that has no relation to any existing Crypto Asset, and many Airdrops may be without value. The Trust will only record receipt of airdropped Crypto Assets if, when received, the airdropped Crypto Assets have value. Crypto Assets received from Airdrops have no cost basis and the Trust recognizes other income equal to the fair value of the new Crypto Asset received. There were no Airdrops recognized or unrecognized during the three month period ended March 31, 2025 and year ended December 31, 2024.

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

Effective February 13, 2023, the Sponsor adapted a nearly identical principal market valuation process, with no material impact to the Trust, using a third-party valuation vendor, Lukka, Inc., to identify publicly available, well-established and reputable Crypto Asset exchanges selected by Lukka, Inc. in their sole discretion, including Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the three-month period ended March 31, 2025.

Crypto Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$82,445.02	Crypto.com
Ethereum (ETH)	$1,827.33	Crypto.com
Ripple (XRP)	$2.09	Coinbase
Solana (SOL)	$125.23	Coinbase
Cardano (ADA)	$0.66	Coinbase
Chainlink (LINK)	$13.53	Coinbase
Avalanche (AVAX)	$18.64	Coinbase
Sui (SUI)	$2.27	Coinbase
Litecoin (LTC)	$83.31	Coinbase
Polkadot (DOT)	$4.03	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at March 31, 2025.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$1,112,414,538	$—	$—	$1,112,414,538

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$1,368,514,435	$—	$—	$1,368,514,435

During the periods ended March 31, 2025 and December 31, 2024, there were no significant transfers into or out of any levels of the fair value hierarchy.

4. Risks and Uncertainties

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure, or security breaches. Any of the Trust’s assets that reside on an exchange that closes may be lost. At March 31, 2025, Crypto Assets of approximately $3,597,066 and no cash resided on exchanges. At December 31, 2024 approximately $7,226,139 and no cash resided on exchanges.

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

Custody of Crypto Assets

Coinbase Custody Trust Company, LLC (the “Custodian”) serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At March 31, 2025 and December 31, 2024, Crypto Assets of approximately $1,108,817,472 and $1,361,288,296 were held by the Custodian, respectively.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2025 and December 31, 2024, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2024, the 2023, 2022, and 2021 tax years remain open for examination. There were no examinations in progress at period end.

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

For the periods January 1, 2025 to March 31, 2025 and January 1, 2024 to March 31, 2024, the Shareholders were charged Management Fees of $7,859,042 and $5,878,198, respectively, of which $2,317,532 and $2,344,447 remained payable as of March 31, 2025 and 2024, respectively.

The Sponsor paid all expenses related to the initial offering, organization and start-up of the Trust and will not seek reimbursement for such amounts. The Sponsor is responsible for all ordinary operating expenses of the Trust, including administrative, custody, legal, audit, insurance, and other operating expenses.

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

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

9. Financial Highlights

The following presents the financial highlights for the three months ended March 31, 2025 and 2024.

	Three months ended March 31, 2025	Three months ended March 31, 2024
Per Share Performance	Investor Class	Investor Class
(for a share outstanding throughout the period)

Net asset value per share at beginning of period	$67.47	$34.64

Net increase (decrease) in Net Assets resulting from operations:
Net realized and change in unrealized gain (loss) on investments (1)	(12.24)	21.13
Net investment gain (loss) (1)	(0.39)	(0.29)
Net increase (decrease) in Net Assets resulting from operations	(12.63)	20.84

Net asset value per share at end of period	$54.84	$55.48

Total return	(18.72)%	60.16%

Supplemental Data
Ratios to average net asset value(2)
Expenses	2.51%	2.51%
Net investment loss	(2.51)%	(2.51)%
Net Assets at end of period	$1,110,097,775	$1,122,990,268
Average net assets(3)	$1,254,827,027	$938,552,592
Portfolio turnover	1.60%	0.30%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder’s return and ratios may vary based on the timing of capital transactions. Ratios have been annualized for the periods ended March 31, 2025 and 2024; total returns and portfolio turnover have not been annualized.

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

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

10. Segment Reporting

In 2024, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or the results of its operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selective members of the Executive Management Committee and other senior personnel of the Trust’s Sponsor, acts as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s portfolio composition, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statements of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statements of operations.

11. Subsequent Events

The Sponsor has evaluated subsequent events through May 9, 2025, the date the financial statements were available to be issued, and has determined that there are no material subsequent events that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with U.S. GAAP. The following discussion may contain forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth under “Part II. Item 1A. Risk Factors,” “Statement Regarding Forward-Looking Statements” or in other sections of this Quarterly Report on Form 10-Q.

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

In furtherance of this objective, the activities of the Trust include (i) issuing Shares in exchange for subscriptions, (ii) selling or buying Portfolio Crypto Assets in connection with monthly rebalancing, (iii) selling Portfolio Crypto Assets as necessary to cover the Management Fee (as defined below) and/or any Organizational Expenses (as defined below), (iv) causing the Sponsor to sell Portfolio Crypto Assets upon any potential future termination of the Trust, and (v) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement of Bitwise 10 Crypto Index Fund (the “Trust Agreement”), and the Custodian Agreement with the Custodian (the “Custodian Agreement”).

The Trust’s principal investment objective is to invest in a Portfolio of Crypto Assets that tracks the Bitwise 10 Large Cap Crypto Index (the "Index") as closely as possible with certain exceptions determined by the Sponsor in its sole discretion. In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, Airdrops, Emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent. The Trust believes that it has met its principal investment objective. As of March 31, 2025, there was a correlation of 99.99% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“NAV”) of the shares, and the market price may at times be significantly above or below the shares’ NAV. The NAV of the Trust is calculated by summing the assets and liabilities and the NAV Per Share is calculated by dividing the total NAV by the shares outstanding. However, the Trust believes that any such deviation does not affect the Trust’s principal investment objective, as the Trust does not maintain or promote any business objectives related to the market trading price of its shares. Furthermore, under Regulation M, the Trust, as issuer of the Shares, is not permitted to take any actions that would seek to reconcile the NAV of the Shares and the market price of the Shares, and the Trust would not undertake business objectives that it was legally restricted from achieving.

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

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on OTCQX and the Trust’s NAV and a comparison of the NAV of the Trust vs the market price as quoted on OTCQX for the period from December 9, 2020 to March 31, 2025.

From December 9, 2020 to March 31, 2025, the Shares of BITW traded at an average discount, based on closing prices at 4:00 pm ET, and estimated, unaudited, NAV Per Share of 16.43%. During that same period, the highest premium was 649.38% on December 16, 2020, and the lowest premium was 0.27% on August 4, 2021. During that same period, the highest discount was 67.80% on December 28, 2022, and the lowest discount was 0.09% on September 24, 2021. Given the lack of an ongoing redemption program and the holding period under Rule 144, there is no arbitrage mechanism to keep the Shares closely linked to the value of the Trust’s underlying holdings that may continue to have an adverse impact on investments in the Shares.

The following chart shows a comparison of the cumulative returns of the Index compared to the NAV of the Trust since inception to the period ended March 31, 2025.

Results of Operations

Financial Information for the Three Months ended March 31, 2025 and 2024

The following table sets forth statements of operations data for the three months ended March 31, 2025 and 2024.

Statement of Operations (Unaudited)

	Three months ended March 31,
	2025 (unaudited)	2024 (unaudited)
Income
Other	$—	$—
Expenses
Management fee	$7,859,042	$5,878,198
Transaction and other fees	—	27
Total Expenses	7,859,042	5,878,225
Net investment gain (loss)	(7,859,042)	(5,878,225)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from Crypto Assets	8,866,176	1,516,665
Net change in unrealized appreciation (depreciation) from Crypto Assets	(256,649,161)	426,245,688
Net realized and change in unrealized gain (loss) on investments	(247,782,985)	427,762,353
Net increase (decrease) in Net Assets resulting from operations	$(255,642,027)	$421,884,128

Comparison of the three-month periods ended March 31, 2025 and 2024

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. Management fees for the three months ended March 31, 2025 were $7,859,042 compared to management fees for the three months ended March 31, 2024 were $5,878,198. These changes were due to an increase in the Trust’s net asset value due to an increase in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

Net realized gain (loss) from Crypto Assets

Net realized gain from Crypto Assets for the three months ended March 31, 2025 was $8,866,176 compared to net realized gain from Crypto Assets for the three months ended March 31, 2024 was $1,516,665. These changes were due to fluctuations in the value of the Portfolio Crypto Assets sold during the respective period.

For the three-month period ended March 31, 2025, the Trust recorded net realized gains from sales of Bitcoin and Ethereum of approximately $9,422,313 and $1,425,651, respectively, among the gains and losses realized in smaller amounts from the sale of other Portfolio Crypto Assets. These sales were made as a result of rebalancing activity and sales of Portfolio Crypto Assets to raise money to pay the management fee.

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

Net change in unrealized appreciation (depreciation) from Crypto Assets

Net change in unrealized depreciation from Crypto Assets for the three months ended March 31, 2025 was $256,649,161 compared to net change in unrealized appreciation from Crypto Assets for three months ended March 31, 2024 was $426,245,688. The primary factor for the change was related to an increase in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

For the three-month period ended March 31, 2025 the Trust recorded net unrealized depreciation from Crypto Assets of Bitcoin and Ethereum of approximately $124,117,204 and $99,205,159, respectively, among the unrealized appreciation and depreciation in smaller amounts of other Portfolio Crypto Assets.

For the three-month period ended March 31, 2024 the Trust recorded net unrealized appreciation from Crypto Assets of Bitcoin and Ethereum of approximately $314,221,201 and $84,374,898, respectively, among the unrealized appreciation and depreciation in smaller amounts of other Portfolio Crypto Assets.

Net increase (decrease) in net assets resulting from operations

For the three-month period ended March 31, 2025, the Trust recorded a net decrease in net assets resulting from operations of $255,642,027, compared to a net increase in net assets resulting from operations of $421,884,128 for the period ended March 31, 2024. The primary factor that impacted 2025 net increase (decrease) in net assets resulting from operations compared to 2024 net increase (decrease) in net assets resulting from operations was a decrease in net realized gain and change in unrealized appreciation on investments with a net loss of $247,782,985 for the three-month period in 2025 compared to a net gain of $427,762,353 for the three-month period in 2024. The primary factor for the change was a decrease in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

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

Shareholder Subscriptions

As of November 18, 2021, the Sponsor to the Trust has closed the acceptance of all subscriptions to the Bitwise 10 Crypto Index Fund, pursuant to its rights under Sections 5 and 6 of the Trust Agreement. At this time, the Sponsor has no plans to reopen subscriptions to the Bitwise 10 Crypto Index Fund. There were no shareholder subscriptions during the quarter ended March 31, 2025.

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

As described under the heading “Management Fee” above, in exchange for the Management Fee, the Sponsor is responsible for payment of almost all of the expenses incurred by the Trust. As a result, the only material ordinary expense of the Trust during the periods covered by this Registration Statement was the Management Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. While broader economic and market conditions, including evolving trade policies and tariffs, could impact the price of Portfolio Crypto Assets and contribute to increased market volatility, the Trust does not currently anticipate these factors will materially affect its liquidity needs. See Part I, Item 2 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management Fee” for additional discussion of the Trust’s fees and expenses.

Value of Portfolio Crypto Assets

As described in the Risk Factors set out in our Form 10-K filed with the SEC on February 20, 2025, the prices of the various Portfolio Crypto Assets held by the Trust are subject to extreme volatility. This volatility had a significant impact on the value of the Portfolio Crypto Assets for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 and the year ended December 31, 2024.

As shown below in the “Schedules of Investments,” the increase in total investments in Crypto Assets from January 1, 2025 to March 31, 2025 was due primarily to an decrease in the value of the Portfolio Crypto Assets and to a lesser extent, the reinvestment of assets resulting from the December 31, 2024 Trust rebalance.

Shareholder Subscriptions and Redemptions

During the period from January 1, 2025 to March 31, 2025, there were no subscriptions or redemptions of Shares. There were 20,241,947 Shares outstanding as of March 31, 2025.

Schedules of Investments

The following provides details on the Portfolio Crypto Assets that comprise the Trust’s assets.

Three Months Ended March 31, 2025 and the Twelve Months Ended December 31, 2024

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2025	10,632.1413	$992,967,681
Purchases	0.3576	30,000
Sales	(143.8048)	(13,562,195)
Net realized gain (loss) on investment	—	9,422,313
Net change in unrealized appreciation (depreciation) on investment	—	(124,117,204)
Balance at March 31, 2025	10,488.6941	$864,740,595

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2025	65,011.3388	$217,163,876
Purchases	501.9601	1,293,689
Sales	(638.2864)	(2,130,000)
Net realized gain (loss) on investment	—	1,425,651
Net change in unrealized appreciation (depreciation) on investment	—	(99,205,159)
Balance at March 31, 2025	64,875.0125	$118,548,057

	Ripple (XRP)
	Units	Fair Value
Balance at January 1, 2025	30,686,126.7901	$64,339,602
Purchases	512,557.6628	1,100,000
Sales	(173,121.3200)	(521,888)
Net realized gain (loss) on investment	—	221,118
Net change in unrealized appreciation (depreciation) on investment	—	(279,892)
Balance at March 31, 2025	31,025,563.1329	$64,858,940

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2025	256,477.2246	$49,677,074
Purchases	3,602.7100	828,543
Sales	(1,301.5749)	(300,000)
Net realized gain (loss) on investment	—	(16,234)
Net change in unrealized appreciation (depreciation) on investment	—	(17,782,569)
Balance at March 31, 2025	258,778.3597	$32,406,814

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2025	19,192,702.8414	$16,261,977
Purchases	276,520.0843	175,002
Sales	(15,915.3540)	(14,985)
Net realized gain (loss) on investment	—	(6,343)
Net change in unrealized appreciation (depreciation) on investment	—	(3,665,953)
Balance at March 31, 2025	19,453,307.5717	$12,749,698

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2025	342,097.2780	$6,828,604
Purchases	—	—
Sales	(810.2433)	(19,980)
Net realized gain (loss) on investment	—	3,827
Net change in unrealized appreciation (depreciation) on investment	—	(2,196,544)
Balance at March 31, 2025	341,287.0347	$4,615,907

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2025	220,206.9730	$7,885,612
Purchases	—	—
Sales	(1,571.2909)	(53,946)
Net realized gain (loss) on investment	—	(9,550)
Net change in unrealized appreciation (depreciation) on investment	—	(3,746,747)
Balance at March 31, 2025	218,635.6821	$4,075,369

	Sui (SUI)
	Units	Fair Value
Balance at January 1, 2025	—	$—
Purchases	1,717,308.6000	7,041,318
Sales	(71,047.9574)	(200,000)
Net realized gain (loss) on investment	—	(91,312)
Net change in unrealized appreciation (depreciation) on investment	—	(3,007,562)
Balance at March 31, 2025	1,646,260.6426	$3,742,444

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2025	—	$—
Purchases	40,872.6900	5,238,687
Sales	—	—
Net realized gain (loss) on investment	—	—
Net change in unrealized appreciation (depreciation) on investment	—	(1,833,583)
Balance at March 31, 2025	40,872.6900	$3,405,104

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2025	816,152.3229	$5,433,942
Purchases	—	—
Sales	(5,143.4114)	(31,968)
Net realized gain (loss) on investment	—	(68,071)
Net change in unrealized appreciation (depreciation) on investment	—	(2,062,293)
Balance at March 31, 2025	811,008.9115	$3,271,610

	Bitcoin Cash (BCH)
	Units	Fair Value
Balance at January 1, 2025	10,611.6785	$4,625,525
Purchases	—	—
Sales	(10,611.6785)	(4,461,967)
Net realized gain (loss) on investment	—	8,794
Net change in unrealized appreciation (depreciation) on investment	—	(172,352)
Balance at March 31, 2025	—	$—

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2025	—	$—
Purchases	320,996.9789	4,351,306
Sales	(320,996.9789)	(3,752,495)
Net realized gain (loss) on investment	—	(598,811)
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at March 31, 2025	—	$—

	NEAR Protocol (NEAR)
	Units	Fair Value
Balance at January 1, 2025	680,674.8151	$3,330,542
Purchases	—	—
Sales	(680,674.8151)	(3,326,212)
Net realized gain (loss) on investment	—	(1,425,208)
Net change in unrealized appreciation (depreciation) on investment	—	1,420,878
Balance at March 31, 2025	—	$—

As of March 31, 2025, Bitcoin represented 77.74% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 10.66%, while the remaining 11.60% of the Portfolio Crypto Assets were composed of Ripple, Solana, Cardano, Chainlink, Avalanche, Sui, Litecoin, and Polkadot.

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

As of December 31, 2024, Bitcoin represented 72.56% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 15.87%, while the remaining 11.57% of the Portfolio Crypto Assets were composed of Ripple, Solana, Cardano, Avalanche, Chainlink, Polkadot, Bitcoin Cash, and NEAR Protocol.

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

Investments and Valuation

Calculation of Valuation

Effective August 31, 2021, the process that the Sponsor developed for identifying a principal market (the “Principal Market”), as described in FASB ASC 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable Crypto Asset exchanges selected by the Sponsor and its affiliates in their sole discretion, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset (the “Principal Market Price”). In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

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

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the three month period ended March 31, 2025.

Crypto Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$82,445.02	Crypto.com
Ethereum (ETH)	$1,827.33	Crypto.com
Ripple (XRP)	$2.09	Coinbase
Solana (SOL)	$125.23	Coinbase
Cardano (ADA)	$0.66	Coinbase
Chainlink (LINK)	$13.53	Coinbase
Avalanche (AVAX)	$18.64	Coinbase
Sui (SUI)	$2.27	Coinbase
Litecoin (LTC)	$83.31	Coinbase
Polkadot (DOT)	$4.03	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at March 31, 2025.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$1,112,414,538	$—	$—	$1,112,414,538

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$1,368,514,435	$—	$—	$1,368,514,435

During the periods ended March 31, 2025 and December 31, 2024, there were no significant transfers into or out of any levels of the fair value hierarchy.

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

The Trust generally records receipt of a new Crypto Asset created due to a Hard Fork at the time the Hard Fork is effective. The Trust’s methodology for determining effectiveness of the fork is when two or more recognized exchanges quote prices for the forked coin. Some exchanges and custodians do not honor Hard Forks or may honor Hard Forks in the future. In such cases, the Trust will record receipt of the new Crypto Asset at the time two or more recognized exchanges begin quoting prices for the asset. Although the Trust records the asset into its books and records at the time the fork is effective, as described above, the Trust’s custodian may take an extended period of time to make the forked asset available for transfer, and it may never make the forked asset available for transfer, which could lead to either the Trust holding the asset longer than it would otherwise hold the asset (if it was freely transferable), or a complete write-down in the value of the forked asset. The Trust does not allocate any of the original Crypto Asset’s cost to the new Crypto Asset and recognizes unrealized gains equal to the fair value of the new Crypto Asset received. During the period ended March 31, 2025, there were no hard forks recognized or not recognized.

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

The Trust intermittently receives Airdrops of new Crypto Assets. The use of Airdrops is generally to promote the launch and use of new Crypto Assets by providing a small amount of the new Crypto Assets to the private wallets or exchange accounts of holders of existing related Crypto Assets. Airdropped Crypto Assets can have substantially different Blockchain technology that has no relation to any existing Crypto Asset, and many Airdrops may be without value. The Trust will only record receipt of airdropped Crypto Assets if, when received, the airdropped Crypto Assets have value. Crypto Assets received from Airdrops have no cost basis and the Trust recognizes other income equal to the fair value of the new Crypto Asset received. There were no Airdrops recognized or unrecognized during the three month period ended March 31, 2025.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2025 and December 31, 2024, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2024, the 2023, 2022, and 2021 tax years remain open for examination. There were no examinations in progress at period end.

Financial Instruments with Off-Balance-Sheet Risk

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At March 31, 2025, Crypto Assets of approximately $3,597,066 and no cash resided on exchanges. At December 31, 2024 approximately $7,226,139 and no cash resided on exchanges.

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

Custody of Crypto Assets

The Custodian serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At March 31, 2025 and December 31, 2024, Crypto Assets of approximately $1,108,817,472 and $1,361,288,296 were held by the Custodian, respectively.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or "non-Rule 10b5-1 trading arrangement" (as such terms defined in Item 408 of Regulation S-K of the 1933 Act) for the three-month period ended March 31, 2025.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1

Trust Agreement of Bitwise 10 Crypto Index Fund, by and among Bitwise Investment Advisers, LLC, Delaware Trust Company and the Shareholders from time to time thereunder (incorporated by reference to Exhibit 4.1 of the Trust’s Annual Report on Form 10-K filed with the SEC on February 20, 2025).

3.2	Certificate of Trust (incorporated by reference to Exhibit 4.2 of the Trust’s Annual Report on Form 10-K filed with the SEC on February 20, 2025).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

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

Date: May 12, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.