Form 10-Q
period 2025-06-30
Bitwise 10 Crypto Index Fund
filed 2025-08-07
CIK 1723788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Number of shares of the registrant’s common stock outstanding as of August 7, 2025: 20,241,947

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

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in Part I, Item 1A. Risk Factors or other sections of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2025. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust's business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust's expectations include, but are not limited to:

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
•
changes in the policies of the SEC that could adversely impact the value of the Shares;
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

The Trust will cease to be an “emerging growth company” upon the earliest of (i) when it has $1.235 billion or more in total annual gross revenues during its most recently completed fiscal year; (ii) when it is deemed to be a large accelerated filer under Rule 12b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended; (iii) when it has issued more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust has chosen not to “opt out” of such extended transition period, and as a result, the Trust will take advantage of such extended transition period.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Bitwise 10 Crypto Index Fund

(formerly known as Bitwise 10 Private Index Fund, LLC)

Financial Statements

June 30, 2025 (unaudited) and December 31, 2024

Bitwise 10 Crypto Index Fund

Bitwise 10 Crypto Index Fund

Statements of Financial Condition

June 30, 2025 (unaudited) and December 31, 2024

Assets	June 30, 2025 (unaudited)	December 31, 2024
Investments in Crypto Assets, at fair value (cost $300,114,492 and $303,296,992 as of June 30, 2025 and December 31, 2024, respectively)	$1,428,366,169	$1,368,514,435
Cash	74	76,507
Other assets	216	392
Total Assets	$1,428,366,459	$1,368,591,334

Liabilities
Management fee payable	$2,975,763	$2,851,231
Subscriptions received in advance	301	301
Total Liabilities	2,976,064	2,851,532
Net Assets	$1,425,390,395	$1,365,739,802

Net Assets consist of:
Paid-in-capital	427,764,344	427,764,344
Accumulated net investment gain (loss)	(94,387,773)	(78,039,217)
Accumulated net realized gain (loss) on investments in Crypto Assets	(36,237,853)	(49,202,768)
Net unrealized appreciation (depreciation) on investments in Crypto Assets	1,128,251,677	1,065,217,443
Net Assets	$1,425,390,395	$1,365,739,802
Shares issued and outstanding, no par value (unlimited shares authorized)	20,241,947	20,241,947
Net asset value per share	$70.42	$67.47

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Schedules of Investments

June 30, 2025 (unaudited)

	Units	Fair Value	Percentage of Net Assets
Investments in Crypto Assets, at fair value *
Bitcoin	10,434.8214	$1,124,393,225	78.88%
Ethereum	63,027.2964	158,591,174	11.13
Ripple	30,592,562.2144	70,977,804	4.98
Solana	274,681.8131	43,344,790	3.04
Cardano	18,981,231.0810	11,195,130	0.79
Sui	1,785,312.6350	5,041,544	0.35
Chainlink	336,712.3844	4,586,359	0.32
Avalanche	219,733.7290	4,001,351	0.28
Litecoin	39,964.1956	3,481,281	0.24
Polkadot	796,042.4397	2,753,511	0.19
Total investments in Crypto Assets, at fair value (cost $300,114,492)		$1,428,366,169	100.21
Other liabilities in excess of assets		(2,975,774)	(0.21)
Net Assets		$1,425,390,395	100.00%

December 31, 2024

	Units	Fair Value	Percentage of Net Assets
Investments in Crypto Assets, at fair value *
Bitcoin	10,632.1413	$992,967,681	72.70%
Ethereum	65,011.3388	217,163,876	15.90
Ripple	30,686,126.7901	64,339,602	4.71
Solana	256,477.2246	49,677,074	3.64
Cardano	19,192,702.8414	16,261,977	1.19
Avalanche	220,206.9730	7,885,612	0.58
Chainlink	342,097.2780	6,828,604	0.50
Polkadot	816,152.3229	5,433,942	0.40
Bitcoin Cash	10,611.6785	4,625,525	0.34
NEAR Protocol	680,674.8151	3,330,542	0.24
Total investments in Crypto Assets, at fair value (cost $303,296,992)		$1,368,514,435	100.20
Other assets in excess of liabilities		(2,774,633)	(0.20)
Net Assets		$1,365,739,802	100.00%

* Crypto Assets do not have a singular country or geographic region, therefore country information is omitted.

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three months ended June 30,		Six months ended June 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Income
Other	$—	$—	$—	$—
Expenses
Management fee	$8,489,514	$6,130,463	$16,348,556	$12,008,661
Transaction and other fees	—	24	—	51
Total Expenses	8,489,514	6,130,487	16,348,556	12,008,712
Net investment gain (loss)	(8,489,514)	(6,130,487)	(16,348,556)	(12,008,712)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from Crypto Assets	4,098,739	(495,930)	12,964,915	1,020,735
Net change in unrealized appreciation (depreciation) from Crypto Assets	319,683,395	(167,450,727)	63,034,234	258,794,961
Net realized and change in unrealized gain (loss) on investments	323,782,134	(167,946,657)	75,999,149	259,815,696
Net increase (decrease) in Net Assets resulting from operations	$315,292,620	$(174,077,144)	$59,650,593	$247,806,984

See accompanying notes to financial statements (unaudited).

Bitwise 10 Crypto Index Fund

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three months ended June 30,		Six months ended June 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Increase (decrease) in net assets from operations:
Net investment gain (loss)	$(8,489,514)	$(6,130,487)	$(16,348,556)	$(12,008,712)
Net realized gain (loss) from Crypto Assets	4,098,739	(495,930)	12,964,915	1,020,735
Net change in unrealized appreciation (depreciation) from Crypto Assets	319,683,395	(167,450,727)	63,034,234	258,794,961
Net increase (decrease) in net assets resulting from operations	315,292,620	(174,077,144)	59,650,593	247,806,984
Net Assets:
Beginning of Period	1,110,097,775	1,122,990,268	1,365,739,802	701,106,140
End of Period	$1,425,390,395	$948,913,124	$1,425,390,395	$948,913,124
Change in Shares outstanding:
Shares outstanding at beginning of period	20,241,947	20,241,947	20,241,947	20,241,947
Subscriptions	—	—	—	—
Net increase (decrease) in shares	—	—	—	—
Shares outstanding at end of period	20,241,947	20,241,947	20,241,947	20,241,947

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

The accompanying comparative financial statements are unaudited, but in the opinion of management of the Sponsor, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position of the Trust as of June 30, 2025 and December 31, 2024 and the results of operations for the three and six months ended June 30, 2025 and 2024. These interim financial statements should be read in conjunction with the Trust’s annual report on Form 10-K for the year ended December 31, 2024. Interim period results are not necessarily indicative of results for a full-year period.

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

The Trust intermittently receives Airdrops of new Crypto Assets. The use of Airdrops is generally to promote the launch and use of new Crypto Assets by providing a small amount of the new Crypto Assets to the private wallets or exchange accounts of holders of existing related Crypto Assets. Airdropped Crypto Assets can have substantially different Blockchain technology that has no relation to any existing Crypto Asset, and many Airdrops may be without value. The Trust will only record receipt of airdropped Crypto Assets if, when received, the airdropped Crypto Assets have value. Crypto Assets received from Airdrops have no cost basis and the Trust recognizes other income equal to the fair value of the new Crypto Asset received. There were no Airdrops recognized or unrecognized during the six month period ended June 30, 2025 and year ended December 31, 2024.

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

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the six-month period ended June 30, 2025.

Crypto Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$107,753.95	Crypto.com
Ethereum (ETH)	$2,516.23	Crypto.com
Ripple (XRP)	$2.32	Coinbase
Solana (SOL)	$157.80	Coinbase
Cardano (ADA)	$0.59	Coinbase
Sui (SUI)	$2.82	Coinbase
Chainlink (LINK)	$13.62	Coinbase
Avalanche (AVAX)	$18.21	Coinbase
Litecoin (LTC)	$87.11	Coinbase
Polkadot (DOT)	$3.46	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at June 30, 2025.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$1,428,366,169	$—	$—	$1,428,366,169

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$1,368,514,435	$—	$—	$1,368,514,435

During the periods ended June 30, 2025 and December 31, 2024, there were no significant transfers into or out of any levels of the fair value hierarchy.

4. Risks and Uncertainties

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure, or security breaches. Any of the Trust’s assets that reside on an exchange that closes may be lost. At June 30, 2025, Crypto Assets of approximately $4,151,407 and no cash resided on exchanges. At December 31, 2024, Crypto Assets of approximately $7,226,139 and no cash resided on exchanges.

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

Custody of Crypto Assets

Coinbase Custody Trust Company, LLC (the “Custodian”) serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At June 30, 2025 and December 31, 2024, Crypto Assets of approximately $1,424,214,762 and $1,361,288,296 were held by the Custodian, respectively.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2025 and December 31, 2024, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2025, the 2024, 2023, 2022, and 2021 tax years remain open for examination. There were no examinations in progress at period end.

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

7. Related Party Transactions

The Trust considers the Sponsor, its directors and employees to be related parties of the Trust. In consideration for the management services to be provided to the Trust, the Sponsor will receive from the Trust a management fee (the “Management Fee”) payable monthly, in arrears at a rate of 2.5% per annum of the net asset value of the Trust’s assets at the end of each month.

The Sponsor may, in its discretion, waive, reduce, or rebate the Management Fee with respect to any Shareholder or group of Shareholders (which group may, but need not, include all Shareholders), including affiliates of the Sponsor; provided that such waiver, reduction, or rebate shall not increase the Management Fee payable in respect of any other Shareholder.

For the periods January 1, 2025 to June 30, 2025 and January 1, 2024 to June 30, 2024, the Shareholders were charged Management Fees of 16,348,556 and $12,008,661, respectively, of which $2,975,763 and $1,981,029 remained payable as of June 30, 2025 and 2024, respectively.

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

9. Financial Highlights

The following presents the financial highlights for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Per Share Performance	Investor Class	Investor Class	Investor Class	Investor Class
(for a share outstanding throughout the period)

Net asset value per share at beginning of period	$54.84	$55.48	$67.47	$34.64

Net increase (decrease) in Net Assets resulting from operations:
Net realized and change in unrealized gain (loss) on investments (1)	16.00	(8.30)	3.76	12.83
Net investment gain (loss) (1)	(0.42)	(0.30)	(0.81)	(0.59)
Net increase (decrease) in Net Assets resulting from operations	15.58	(8.60)	2.95	12.24

Net asset value per share at end of period	$70.42	$46.88	$70.42	$46.88

Total return	28.41%	(15.50)%	4.37%	35.33%

Supplemental Data
Ratios to average net asset value(2)
Expenses	2.51%	2.51%	2.51%	2.51%
Net investment loss	(2.51)%	(2.51)%	(2.51)%	(2.51)%
Net Assets at end of period	$1,425,390,395	$948,913,124	$1,425,390,395	$948,913,124
Average net assets(3)	$1,355,492,455	$978,830,316	$1,305,159,741	$958,691,454
Portfolio turnover	0.22%	1.75%	1.77%	2.08%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder’s return and ratios may vary based on the timing of capital transactions. Ratios have been annualized for the periods ended June 30, 2025 and 2024; total returns and portfolio turnover have not been annualized.

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

Bitwise 10 Crypto Index Fund

Notes to Comparative Financial Statements (unaudited)

10. Segment Reporting

In 2024, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or the results of its operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selective members of the Executive Management Committee and other senior personnel of the Trust’s Sponsor, act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s portfolio composition, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statements of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statements of operations.

11. Subsequent Events

The Sponsor has evaluated subsequent events through August 7, 2025, the date the financial statements were available to be issued, and has determined that there are no material subsequent events that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with U.S. GAAP. The following discussion may contain forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of various factors including those set forth under “Part II. Item 1A. Risk Factors,” “Statement Regarding Forward-Looking Statements” or in other sections of this Quarterly Report on Form 10-Q.

Trust Overview

The Trust is a Delaware Statutory Trust that issues units of fractional undivided beneficial interest in the form of shares, which represent ownership in the Trust (“Shares”). All Shareholders of “investor class” units received 10 Shares for each unit owned prior to the corporate action date, and all Shareholders of “institutional class” units received 10.12602229 Shares for each unit owned prior to the corporate action date.

The purpose of the Trust is to make it easier for an investor to invest in the Crypto Asset market as a whole without having to pick specific tokens, manage a portfolio, and constantly monitor ongoing news and developments. Although the Shares are not the exact equivalent of a direct investment in Crypto Assets, they provide investors with an alternative that constitutes a relatively cost-effective, professionally managed way to participate in Crypto Asset markets. The Trust holds a Portfolio of Crypto Assets, referred to as the Portfolio Crypto Assets.

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

The Trust’s principal investment objective is to invest in a Portfolio of Crypto Assets that tracks the Bitwise 10 Large Cap Crypto Index (the “Index”) as closely as possible with certain exceptions determined by the Sponsor in its sole discretion. In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, Airdrops, Emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent. The Trust believes that it has met its principal investment objective. As of June 30, 2025, there was a correlation of 99.99% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“NAV”) of the shares, and the market price may at times be significantly above or below the shares’ NAV. The NAV of the Trust is calculated by summing the assets and liabilities and the NAV Per Share is calculated by dividing the total NAV by the shares outstanding. However, the Trust believes that any such deviation does not affect the Trust’s principal investment objective, as the Trust does not maintain or promote any business objectives related to the market trading price of its shares. Furthermore, under Regulation M, the Trust, as issuer of the Shares, is not permitted to take any actions that would seek to reconcile the NAV of the Shares and the market price of the Shares, and the Trust would not undertake business objectives that it was legally restricted from achieving.

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

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on OTCQX and the Trust’s NAV and a comparison of the NAV of the Trust vs the market price as quoted on OTCQX for the period from December 9, 2020 to June 30, 2025.

From December 9, 2020 to June 30, 2025, the Shares of BITW traded at an average discount, based on closing prices at 4:00 pm ET, and estimated, unaudited, NAV Per Share of 16.43%. During that same period, the highest premium was 649.38% on December 16, 2020, and the lowest premium was 0.27% on August 4, 2021. During that same period, the highest discount was 67.80% on December 28, 2022, and the lowest discount was 0.09% on September 24, 2021. Given the lack of an ongoing redemption program and the holding period under Rule 144, there is no arbitrage mechanism to keep the Shares closely linked to the value of the Trust’s underlying holdings that may continue to have an adverse impact on investments in the Shares.

The following chart shows a comparison of the cumulative returns of the Index compared to the NAV of the Trust since inception to the period ended June 30, 2025.

Results of Operations

Financial Information for the Three Months and Six Months ended June 30, 2025 and 2024

The following table sets forth statements of operations data for the three and six months ended June 30, 2025 and 2024.

Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Income
Other	$—	$—	$—	$—
Expenses
Management fee	$8,489,514	$6,130,463	$16,348,556	$12,008,661
Transaction and other fees	—	24	—	51
Total Expenses	8,489,514	6,130,487	16,348,556	12,008,712
Net investment gain (loss)	(8,489,514)	(6,130,487)	(16,348,556)	(12,008,712)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from Crypto Assets	4,098,739	(495,930)	12,964,915	1,020,735
Net change in unrealized appreciation (depreciation) from Crypto Assets	319,683,395	(167,450,727)	63,034,234	258,794,961
Net realized and change in unrealized gain (loss) on investments	323,782,134	(167,946,657)	75,999,149	259,815,696
Net increase (decrease) in Net Assets resulting from operations	$315,292,620	$(174,077,144)	$59,650,593	$247,806,984

Comparison of the six-month periods ended June 30, 2025 and 2024

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. Management fees for the six months ended June 30, 2025 were $16,348,556 compared to management fees for the six months ended June 30, 2024 of $12,008,661. These changes were due to an increase in the Trust’s net asset value due to an increase in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

Net realized gain (loss) from Crypto Assets

Net realized gain from Crypto Assets for the six months ended June 30, 2025 was $12,964,915 compared to net realized gain from Crypto Assets for the six months ended June 30, 2024 of $1,020,735. These changes were due to fluctuations in the value of the Portfolio Crypto Assets sold during the respective period.

For the six-month period ended June 30, 2025, the Trust recorded net realized gains from sales of Bitcoin and Ethereum of approximately $13,088,708 and $2,521,201, respectively, among the gains and losses realized in smaller amounts from the sale of other Portfolio Crypto Assets. These sales were made as a result of rebalancing activity and sales of Portfolio Crypto Assets to raise money to pay the management fee.

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

Net change in unrealized appreciation (depreciation) from Crypto Assets

Net change in unrealized depreciation from Crypto Assets for the six months ended June 30, 2025 was $63,034,234 compared to net change in unrealized appreciation from Crypto Assets for six months ended June 30, 2024 of $258,794,961. The primary factor for the change was related to an increase in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

For the six-month period ended June 30, 2025 the Trust recorded net unrealized appreciation (depreciation) from Crypto Assets of Bitcoin and Ethereum of approximately $137,106,031 and $(56,482,592), respectively, among the unrealized appreciation and depreciation in smaller amounts of other Portfolio Crypto Assets.

For the six-month period ended June 30, 2024 the Trust recorded net unrealized appreciation from Crypto Assets of Bitcoin and Ethereum of $192,466,150 and $69,542,641, respectively, among the unrealized gains and losses in smaller amounts of other Portfolio Crypto Assets.

Net increase (decrease) in net assets resulting from operations

For the six-month period ended June 30, 2025, the Trust recorded a net increase in net assets resulting from operations of $59,650,593, compared to a net increase in net assets resulting from operations of $247,806,984 for the six-month period ended June 30, 2024. The primary factor that impacted 2025 net increase (decrease) in net assets resulting from operations compared to 2024 net increase (decrease) in net assets resulting from operations was an increase in net realized gain and change in unrealized appreciation on investments with a net gain of $75,999,149 for the six-month period in 2025 compared to a net gain of $259,815,696 for the six-month period in 2024. The primary factor for the change was a decrease in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

Management Fee

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month.

The Sponsor is responsible for paying for all ordinary administrative and overhead expenses of managing the Trust, including payment of rent, custody charges or flat rate fees for holding the Trust’s assets charged by the Custodian and customary fees and expenses of the Trustee, Administrator and Auditor (including costs incurred for appraisal or valuation expenses associated with the preparation of the Trust’s financial statements, tax returns and other similar reports and excluding indemnification and extraordinary costs). The Sponsor also pays for all expenses associated with the operation of the Trust, including for example, fees associated with quotation of the Shares on the OTCQX, registration with the SEC, and fees associated with retaining and maintaining the Transfer Agent. “Trading commissions” or trading fees paid to trading venues (also known as exchanges) or intermediaries (such as trading technology or Crypto Asset brokerage firms) that assist in trade execution for accessing Crypto Asset liquidity are charged to the Trust and may either be included in the cost of the Crypto Assets acquired by or disposed of by the Trust or may appear as explicit costs in addition to the price of the Crypto Asset. Trading fees and commissions are charged to the Trust and may appear in the financial statements as “Transaction and other fees” in the Financial Statements’ Statements of Operations in the Expenses category or may be included in the cost of the Crypto Assets acquired by the Trust.

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

Shareholder Subscriptions

As of November 18, 2021, the Sponsor to the Trust has closed the acceptance of all subscriptions to the Bitwise 10 Crypto Index Fund, pursuant to its rights under Sections 5 and 6 of the Trust Agreement. At this time, the Sponsor has no plans to reopen subscriptions to the Bitwise 10 Crypto Index Fund. There were no shareholder subscriptions during the quarter ended June 30, 2025.

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

Value of Portfolio Crypto Assets

As described in the Risk Factors set out in our Annual Report on Form 10-K filed with the SEC on February 20, 2025, the prices of the various Portfolio Crypto Assets held by the Trust are subject to extreme volatility. This volatility had a significant impact on the value of the Portfolio Crypto Assets for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 and the year ended December 31, 2024.

As shown below in the “Schedules of Investments,” the increase in total investments in Crypto Assets from January 1, 2025 to June 30, 2025 was due primarily to a decrease in the value of the Portfolio Crypto Assets and to a lesser extent, the reinvestment of assets resulting from the December 31, 2024 Trust rebalance.

Shareholder Subscriptions and Redemptions

During the period from January 1, 2025 to June 30, 2025, there were no subscriptions or redemptions of Shares. There were 20,241,947 Shares outstanding as of June 30, 2025.

Schedules of Investments

The following provides details on the Portfolio Crypto Assets that comprise the Trust’s assets.

Six Months Ended June 30, 2025 and the Twelve Months Ended December 31, 2024

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2025	10,632.1413	$992,967,681
Purchases	2.1471	178,000
Sales	(199.4670)	(18,947,195)
Net realized gain (loss) on investment	—	13,088,708
Net change in unrealized appreciation (depreciation) on investment	—	137,106,031
Balance at June 30, 2025	10,434.8214	$1,124,393,225

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2025	65,011.3388	$217,163,876
Purchases	570.5776	1,468,689
Sales	(2,554.6200)	(6,080,000)
Net realized gain (loss) on investment	—	2,521,201
Net change in unrealized appreciation (depreciation) on investment	—	(56,482,592)
Balance at June 30, 2025	63,027.2964	$158,591,174

	Ripple (XRP)
	Units	Fair Value
Balance at January 1, 2025	30,686,126.7901	$64,339,602
Purchases	525,288.2338	1,128,000
Sales	(618,852.8095)	(1,469,888)
Net realized gain (loss) on investment	—	212,534
Net change in unrealized appreciation (depreciation) on investment	—	6,767,556
Balance at June 30, 2025	30,592,562.2144	$70,977,804

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2025	256,477.2246	$49,677,074
Purchases	19,506.1634	2,946,543
Sales	(1,301.5749)	(300,000)
Net realized gain (loss) on investment	—	(16,234)
Net change in unrealized appreciation (depreciation) on investment	—	(8,962,593)
Balance at June 30, 2025	274,681.8131	$43,344,790

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2025	19,192,702.8414	$16,261,977
Purchases	338,736.0073	217,502
Sales	(550,207.7677)	(364,985)
Net realized gain (loss) on investment	—	(372,349)
Net change in unrealized appreciation (depreciation) on investment	—	(4,547,015)
Balance at June 30, 2025	18,981,231.0810	$11,195,130

	Sui (SUI)
	Units	Fair Value
Balance at January 1, 2025	—	$—
Purchases	1,856,360.5924	7,511,318
Sales	(71,047.9574)	(200,000)
Net realized gain (loss) on investment	—	(91,312)
Net change in unrealized appreciation (depreciation) on investment	—	(2,178,462)
Balance at June 30, 2025	1,785,312.6350	$5,041,544

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2025	342,097.2780	$6,828,604

Purchases	—	—
Sales	(5,384.8936)	(84,980)
Net realized gain (loss) on investment	—	(15,658)
Net change in unrealized appreciation (depreciation) on investment	—	(2,141,607)
Balance at June 30, 2025	336,712.3844	$4,586,359

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2025	220,206.9730	$7,885,612
Purchases	1,098.0469	23,000
Sales	(1,571.2909)	(53,946)
Net realized gain (loss) on investment	—	(9,550)
Net change in unrealized appreciation (depreciation) on investment	—	(3,843,765)
Balance at June 30, 2025	219,733.7290	$4,001,351

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2025	—	$—
Purchases	40,872.6900	5,238,687
Sales	(908.4944)	(76,000)
Net realized gain (loss) on investment	—	(40,443)
Net change in unrealized appreciation (depreciation) on investment	—	(1,640,963)
Balance at June 30, 2025	39,964.1956	$3,481,281

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2025	816,152.3229	$5,433,942
Purchases	—	—
Sales	(20,109.8832)	(92,968)
Net realized gain (loss) on investment	—	(296,757)
Net change in unrealized appreciation (depreciation) on investment	—	(2,290,706)
Balance at June 30, 2025	796,042.4397	$2,753,511

	Bitcoin Cash (BCH)
	Units	Fair Value
Balance at January 1, 2025	10,611.6785	$4,625,525
Purchases	—	—
Sales	(10,611.6785)	(4,461,967)
Net realized gain (loss) on investment	—	8,794
Net change in unrealized appreciation (depreciation) on investment	—	(172,352)
Balance at June 30, 2025	—	$—

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2025	—	$—
Purchases	320,996.9789	4,351,306
Sales	(320,996.9789)	(3,752,495)
Net realized gain (loss) on investment	—	(598,811)
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at June 30, 2025	—	$—

	NEAR Protocol (NEAR)
	Units	Fair Value
Balance at January 1, 2025	680,674.8151	$3,330,542

Purchases	—	—
Sales	(680,674.8151)	(3,326,212)
Net realized gain (loss) on investment	—	(1,425,208)
Net change in unrealized appreciation (depreciation) on investment	—	1,420,878
Balance at June 30, 2025	—	$—

As of June 30, 2025, Bitcoin represented 78.72% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 11.10%, while the remaining 10.18% of the Portfolio Crypto Assets were composed of Ripple, Solana, Cardano, Sui, Chainlink, Avalanche, Litecoin, and Polkadot.

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

Investments and Valuation

Calculation of Valuation

Effective August 31, 2021, the process that the Sponsor developed for identifying a principal market (the “Principal Market”), as described in FASB ASC 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well established and reputable Crypto Asset exchanges selected by the Sponsor and its affiliates at their sole discretion, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for each asset (the “Principal Market Price”). In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

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

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the six month period ended June 30, 2025.

Crypto Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$107,753.95	Crypto.com
Ethereum (ETH)	$2,516.23	Crypto.com
Ripple (XRP)	$2.32	Coinbase
Solana (SOL)	$157.80	Coinbase
Cardano (ADA)	$0.59	Coinbase
Sui (SUI)	$2.82	Coinbase
Chainlink (LINK)	$13.62	Coinbase
Avalanche (AVAX)	$18.21	Coinbase
Litecoin (LTC)	$87.11	Coinbase
Polkadot (DOT)	$3.46	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at June 30, 2025.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$1,428,366,169	$—	$—	$1,428,366,169

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$1,368,514,435	$—	$—	$1,368,514,435

During the periods ended June 30, 2025 and December 31, 2024, there were no significant transfers into or out of any levels of the fair value hierarchy.

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

The Trust generally records receipt of a new Crypto Asset created due to a Hard Fork at the time the Hard Fork is effective. The Trust’s methodology for determining effectiveness of the fork is when two or more recognized exchanges quote prices for the forked coin. Some exchanges and custodians do not honor Hard Forks or may honor Hard Forks in the future. In such cases, the Trust will record receipt of the new Crypto Asset at the time two or more recognized exchanges begin quoting prices for the asset. Although the Trust records the asset into its books and records at the time the fork is effective, as described above, the Trust’s custodian may take an extended period of time to make the forked asset available for transfer, and it may never make the forked asset available for transfer, which could lead to either the Trust holding the asset longer than it would otherwise hold the asset (if it was freely transferable), or a complete write-down in the value of the forked asset. The Trust does not allocate any of the original Crypto Asset’s cost to the new Crypto Asset and recognizes unrealized gains equal to the fair value of the new Crypto Asset received. During the period ended June 30, 2025, there were no Hard Forks recognized or not recognized.

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

The Trust intermittently receives Airdrops of new Crypto Assets. The use of Airdrops is generally to promote the launch and use of new Crypto Assets by providing a small amount of the new Crypto Assets to the private wallets or exchange accounts of holders of existing related Crypto Assets. Airdropped Crypto Assets can have substantially different Blockchain technology that has no relation to any existing Crypto Asset, and many Airdrops may be without value. The Trust will only record receipt of airdropped Crypto Assets if, when received, the airdropped Crypto Assets have value. Crypto Assets received from Airdrops have no cost basis and the Trust recognizes other income equal to the fair value of the new Crypto Asset received. There were no Airdrops recognized or unrecognized during the six month period ended June 30, 2025.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2025 and December 31, 2024, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2025, the 2024, 2023, 2022, and 2021 tax years remain open for examination. There were no examinations in progress at period end.

Financial Instruments with Off-Balance-Sheet Risk

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At June 30, 2025, Crypto Assets of approximately $4,151,407 and no cash resided on exchanges. At December 31, 2024 approximately $7,226,139 and no cash resided on exchanges.

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

Custody of Crypto Assets

The Custodian serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At June 30, 2025 and December 31, 2024, Crypto Assets of approximately $1,424,214,762 and $1,361,288,296 were held by the Custodian, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trustee to borrow for the payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, other than the updates to the risk factors set forth below.

Risks Related to Regulatory and Compliance

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

However, recent SEC developments indicate possible shifts in its regulatory approach, although the SEC’s long-term direction remains uncertain. The SEC approved multiple spot Bitcoin ETFs for the first time in January 2024 followed by the approval of multiple spot Ethereum ETFs in July 2024, including the Bitwise trusts holding Bitcoin and Ether. These approvals suggest that both Bitcoin and Ethereum may be commodities. More recently the SEC and its staff: (i) withdrew Staff Accounting Bulletin 121, eliminating the requirement for companies to recognize a liability and corresponding asset for safeguarding digital assets; (ii) formed a new Crypto Task Force led by Commissioner Hester Peirce aimed at providing greater regulatory clarity to the digital asset industry; (iii) held a series of public roundtables between April and June 2025 through the Crypto Task Force, specifically addressing crypto trading, custody, tokenization, and decentralized finance, reflecting intensified efforts to engage stakeholders and clarify regulatory expectations across these critical market segments; (iv) indicated a strategic shift away from regulation-by-enforcement toward explicit rulemaking tailored specifically for digital assets; (v) released additional targeted written guidance addressing various digital asset topics, including a staff statement clarifying that certain stablecoins may not constitute securities, guidance related to meme coins, a statement on proof-of-work mining activities, interpretations on protocol staking arrangements, and FAQs related to broker-dealer custody of digital assets; and (vi) released guidance on crypto-related disclosures for securities and exchange-traded product registrations. That said, any permanent regulatory shift remains uncertain at this time, and there is no assurance a more favorable U.S.

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

Trump’s executive order follows ongoing legislative efforts to establish a comprehensive regulatory framework for digital assets. On May 22, 2024, the U.S. House of Representatives passed the Financial Innovation and Technology for the 21st Century Act (“Fit21”), advancing efforts to establish a federal framework for digital assets. Fit21 seeks to clarify the SEC’s and CFTC’s jurisdiction, granting the CFTC primary oversight of digital commodities while preserving the SEC’s authority over securities. Alongside Fit21, other proposals aim to refine digital asset classifications, disclosure requirements, and tax treatment. In June and July 2025, significant new legislation emerged, including the passage of the Guiding and Establishing National Innovation for U.S. Stablecoins Act (“GENIUS Act”), signed into law by President Trump on July 18, 2025, which requires stablecoins to be fully backed by U.S. dollars or approved low-risk assets, subjecting them to federal and state regulation. Additionally, the House passed the Digital Asset Market Structure and Investor Protection Act (“CLARITY Act”) on June 23, 2025, further clarifying regulatory responsibilities between the SEC and CFTC and introducing a provisional registration system for digital asset exchanges, though this bill remains pending in the Senate. The House also advanced the Anti-CBDC Surveillance State Act, aimed at prohibiting the Federal Reserve from issuing a central bank digital currency, currently awaiting Senate action. However, the future of pending regulatory efforts, and how regulatory authority may be divided among regulators, remains uncertain.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or "non-Rule 10b5-1 trading arrangement" (as such terms defined in Item 408 of Regulation S-K of the 1933 Act) for the six-month period ended June 30, 2025.

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

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

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

Date: August 7, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.