Form 10-Q
period 2025-09-30
Bitwise 10 Crypto Index Fund
filed 2025-11-10
CIK 1723788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of shares of the registrant’s common stock outstanding as of November 10, 2025: 20,241,947

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

"CME" The Chicago Mercantile Exchange.

“CME CF Cryptocurrency Reference Rates - New York Variant” - Calculated by CF Benchmarks Ltd. and published by the CME Group, is the U.S. Settlement Price that determines the U.S. dollar price of major cryptocurrencies and digital assets as of 4:00 p.m. ET daily, based on aggregated executed trade flows from major crypto trading platforms.

“Consensus Algorithm” - means the algorithm at the heart of the Blockchain system that enforces the convergence of all ledgers over time

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

"GAAP" - means the generally accepted accounting principles of the United States.

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

“NAV” - Net asset value of the Trust, which is a Non-GAAP metric and is determined each business day by valuing the Trust’s Crypto Assets using the CME CF Cryptocurrency Reference Rates, less the Trust’s accrued but unpaid expenses.

"NAV of the Trust" - means the sum of the assets and liabilities of the Trust.

“NAV Per Share” - means the NAV of the Trust calculated on a per share basis.

“Portfolio Crypto Assets” - means the group of selected Crypto Assets that are held by the Trust.

"Principal Market NAV"- The net asset value of the Trust determined on a GAAP basis.

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

v

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Bitwise 10 Crypto Index Fund

(formerly known as Bitwise 10 Private Index Fund, LLC)

Financial Statements

September 30, 2025 (unaudited) and December 31, 2024

Bitwise 10 Crypto Index Fund

Bitwise 10 Crypto Index Fund

Statements of Financial Condition

September 30, 2025 (unaudited) and December 31, 2024

Assets	September 30, 2025 (unaudited)	December 31, 2024
Investments in Crypto Assets, at fair value (cost $299,027,873 and $303,296,992 as of September 30, 2025 and December 31, 2024, respectively)	$1,634,076,084	$1,368,514,435
Cash	1,496	76,507
Other assets	14	392
Total Assets	$1,634,077,594	$1,368,591,334

Liabilities
Management fee payable	$3,391,662	$2,851,231
Subscriptions received in advance	301	301
Total Liabilities	3,391,963	2,851,532
Net Assets	$1,630,685,631	$1,365,739,802

Net Assets consist of:
Paid-in-capital	427,764,344	427,764,344
Accumulated net investment gain (loss)	(104,479,037)	(78,039,217)
Accumulated net realized gain (loss) on investments in Crypto Assets	(27,647,887)	(49,202,768)
Net unrealized appreciation (depreciation) on investments in Crypto Assets	1,335,048,211	1,065,217,443
Net Assets	$1,630,685,631	$1,365,739,802
Shares issued and outstanding, no par value (unlimited shares authorized)	20,241,947	20,241,947
Principal Market NAV per share	$80.56	$67.47

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index Fund

Schedules of Investments

September 30, 2025 (unaudited)

	Units	Fair Value	Percentage of Net Assets
Investments in Crypto Assets, at fair value *
Bitcoin	10,342.7445	$1,183,230,554	72.56%
Ethereum	62,705.9676	260,957,782	16.00
Ripple	30,843,614.1328	88,351,533	5.42
Solana	282,240.3542	58,965,655	3.62
Cardano	18,865,016.3556	15,114,651	0.93
Chainlink	355,051.0276	7,644,959	0.47
Avalanche	221,699.1605	6,657,626	0.41
Sui	1,785,312.6350	5,821,547	0.36
Litecoin	39,547.2560	4,226,415	0.26
Polkadot	796,042.4397	3,105,362	0.19
Total investments in Crypto Assets, at fair value (cost $299,027,873)		$1,634,076,084	100.21
Other liabilities in excess of assets		(3,390,453)	(0.21)
Net Assets		$1,630,685,631	100.00%

December 31, 2024

	Units	Fair Value	Percentage of Net Assets
Investments in Crypto Assets, at fair value *
Bitcoin	10,632.1413	$992,967,681	72.70%
Ethereum	65,011.3388	217,163,876	15.90
Ripple	30,686,126.7901	64,339,602	4.71
Solana	256,477.2246	49,677,074	3.64
Cardano	19,192,702.8414	16,261,977	1.19
Avalanche	220,206.9730	7,885,612	0.58
Chainlink	342,097.2780	6,828,604	0.50
Polkadot	816,152.3229	5,433,942	0.40
Bitcoin Cash	10,611.6785	4,625,525	0.34
NEAR Protocol	680,674.8151	3,330,542	0.24
Total investments in Crypto Assets, at fair value (cost $303,296,992)		$1,368,514,435	100.20
Other liabilities in excess of assets		(2,774,633)	(0.20)
Net Assets		$1,365,739,802	100.00%

* Crypto Assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index Fund

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three months ended September 30,		Nine months ended September 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Income
Other	$—	$—	$—	$—
Expenses
Management fee	10,091,264	5,869,017	26,439,820	17,877,678
Transaction and other fees	—	(2)	—	49
Total Expenses	10,091,264	5,869,015	26,439,820	17,877,727
Net investment gain (loss)	(10,091,264)	(5,869,015)	(26,439,820)	(17,877,727)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from Crypto Assets	8,589,966	2,628,714	21,554,881	3,649,449
Net change in unrealized appreciation (depreciation) from Crypto Assets	206,796,534	(11,640,352)	269,830,768	247,154,609
Net realized and change in unrealized gain (loss) on investments	215,386,500	(9,011,638)	291,385,649	250,804,058
Net increase (decrease) in Net Assets resulting from operations	$205,295,236	$(14,880,653)	$264,945,829	$232,926,331

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index Fund

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three months ended September 30,		Nine months ended September 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Increase (decrease) in net assets from operations:
Net investment gain (loss)	$(10,091,264)	$(5,869,015)	$(26,439,820)	$(17,877,727)
Net realized gain (loss) from Crypto Assets	8,589,966	2,628,714	21,554,881	3,649,449
Net change in unrealized appreciation (depreciation) from Crypto Assets	206,796,534	(11,640,352)	269,830,768	247,154,609
Net increase (decrease) in net assets resulting from operations	205,295,236	(14,880,653)	264,945,829	232,926,331
Net Assets:
Beginning of Period	1,425,390,395	948,913,124	1,365,739,802	701,106,140
End of Period	$1,630,685,631	$934,032,471	$1,630,685,631	$934,032,471
Change in Shares outstanding:
Shares outstanding at beginning of period	20,241,947	20,241,947	20,241,947	20,241,947
Subscriptions	—	—	—	—
Net increase (decrease) in shares	—	—	—	—
Shares outstanding at end of period	20,241,947	20,241,947	20,241,947	20,241,947

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index Fund

Notes to Financial Statements
September 30, 2025 (unaudited)

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

On December 9, 2020, the Trust received notice that its Shares were qualified for public trading on the OTCQX U.S. Marketplace of the OTC Markets Group, Inc. (“OTCQX”). On June 10, 2025, the Trust filed a registration statement on Form S-3 with the SEC seeking to offer Shares that would be listed on the NYSE Arca, Inc. The Sponsor expects to terminate quotation on the OTCQX on or about the date of the commencement of the offering of shares pursuant to such registration statement. As of the date of this periodic report, the registration statement has not been declared effective. The Trust’s trading symbol on OTCQX is “BITW” and the CUSIP number for its Shares is 091749101.

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

Notes to Financial Statements
September 30, 2025 (unaudited)

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

The accompanying financial statements are unaudited, but in the opinion of management of the Sponsor, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position of the Trust as of September 30, 2025 and December 31, 2024 and the results of operations for the three and nine months ended September 30, 2025 and 2024. These interim financial statements should be read in conjunction with the Trust’s annual report on Form 10-K for the year ended December 31, 2024. Interim period results are not necessarily indicative of results for a full-year period.

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

Investments Valuation - Principal Market NAV

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

The Trust intermittently receives Airdrops of new Crypto Assets. The use of Airdrops is generally to promote the launch and use of new Crypto Assets by providing a small amount of the new Crypto Assets to the private wallets or exchange accounts of holders of existing related Crypto Assets. Airdropped Crypto Assets can have substantially different Blockchain technology that has no relation to any existing Crypto Asset, and many Airdrops may be without value. The Trust will only record receipt of airdropped Crypto Assets if, when received, the airdropped Crypto Assets have value. Crypto Assets received from Airdrops have no cost basis and the Trust recognizes other income equal to the fair value of the new Crypto Asset received. There were no Airdrops recognized or unrecognized during the nine month period ended September 30, 2025 and year ended December 31, 2024.

Bitwise 10 Crypto Index Fund

Notes to Financial Statements
September 30, 2025 (unaudited)

Calculation of Valuation

Effective August 31, 2021, the process that the Sponsor developed for identifying a principal market, as described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting, was to begin by identifying publicly available, well-established and reputable Crypto Asset exchanges selected by the Sponsor and its affiliates in their sole discretion, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm. ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

Effective February 13, 2023, the Sponsor adapted a nearly identical principal market valuation process, with no material impact to the Trust, using a third-party valuation vendor, Lukka, Inc., to identify publicly available, well-established and reputable Crypto Asset exchanges selected by Lukka, Inc. in their sole discretion, including Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex, and then determining, on each valuation period, the principal market exchange during the 60 minutes prior to 4:00 pm. ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the nine-month period ended September 30, 2025.

Crypto Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$114,401.99	Crypto.com
Ethereum (ETH)	$4,161.61	Crypto.com
Ripple (XRP)	$2.86	Coinbase
Solana (SOL)	$208.92	Coinbase
Cardano (ADA)	$0.80	Coinbase
Chainlink (LINK)	$21.53	Coinbase
Avalanche (AVAX)	$30.03	Coinbase
Sui (SUI)	$3.26	Coinbase
Litecoin (LTC)	$106.87	Coinbase
Polkadot (DOT)	$3.90	Coinbase

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

Notes to Financial Statements
September 30, 2025 (unaudited)

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

The following summarizes the Trust’s assets accounted for at fair value at September 30, 2025.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$1,634,076,084	$—	$—	$1,634,076,084

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$1,368,514,435	$—	$—	$1,368,514,435

During the periods ended September 30, 2025 and December 31, 2024, there were no significant transfers into or out of any levels of the fair value hierarchy.

4. Risks and Uncertainties

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure, or security breaches. Any of the Trust’s assets that reside on an exchange that closes may be lost. At September 30, 2025, Crypto Assets of approximately $3,250,484 and no cash resided on exchanges. At December 31, 2024, Crypto Assets of approximately $7,226,139 and no cash resided on exchanges.

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

Custody of Crypto Assets

Coinbase Custody Trust Company, LLC (the “Custodian”) serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At September 30, 2025 and December 31, 2024, Crypto Assets of approximately $1,630,825,600 and $1,361,288,296 were held by the Custodian, respectively.

Bitwise 10 Crypto Index Fund

Notes to Financial Statements
September 30, 2025 (unaudited)

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

Bitwise 10 Crypto Index Fund

Notes to Financial Statements
September 30, 2025 (unaudited)

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2025 and December 31, 2024, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2025, the 2024, 2023, 2022, and 2021 tax years remain open for examination. There were no examinations in progress at period end.

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

7. Related Party Transactions

The Trust considers the Sponsor, its directors and employees to be related parties of the Trust. In consideration for the management services to be provided to the Trust, the Sponsor will receive from the Trust a management fee (the “Management Fee”) payable monthly, in arrears at a rate of 2.5% per annum of all Crypto Assets owned by the Trust, including its investment portfolio, cash, and any contractual rights at the end of each month.

The Sponsor may, in its discretion, waive, reduce, or rebate the Management Fee with respect to any Shareholder or group of Shareholders (which group may, but need not, include all Shareholders), including affiliates of the Sponsor; provided that such waiver, reduction, or rebate shall not increase the Management Fee payable in respect of any other Shareholder.

Bitwise 10 Crypto Index Fund

Notes to Financial Statements
September 30, 2025 (unaudited)

For the periods January 1, 2025 to September 30, 2025 and January 1, 2024 to September 30, 2024, the Shareholders were charged Management Fees of $26,439,820 and $17,877,678, respectively, of which $3,391,662 and $1,949,963 remained payable as of September 30, 2025 and 2024, respectively.

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

9. Financial Highlights

The following presents the financial highlights for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Per Share Performance	Investor Class	Investor Class	Investor Class	Investor Class
(for a share outstanding throughout the period)

Net asset value per share at beginning of period	$70.42	$46.88	$67.47	$34.64

Net increase (decrease) in Net Assets resulting from operations:
Net realized and change in unrealized gain (loss) on investments (1)	10.64	(0.45)	14.40	12.38
Net investment gain (loss) (1)	(0.50)	(0.29)	(1.31)	(0.88)
Net increase (decrease) in Net Assets resulting from operations	10.14	(0.74)	13.09	11.50

Net asset value per share at end of period	$80.56	$46.14	$80.56	$46.14

Total return	14.40%	(1.58)%	19.40%	33.20%

Supplemental Data
Ratios to average net asset value(2)
Expenses	2.50%	2.51%	2.50%	2.51%
Net investment loss	(2.50)%	(2.51)%	(2.50)%	(2.51)%
Net Assets at end of period	$1,630,685,631	$934,032,471	$1,630,685,631	$934,032,471
Average net assets(3)	$1,613,265,001	$937,086,300	$1,407,861,495	$951,489,736
Portfolio turnover	0.18%	0.82%	1.84%	2.90%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder’s return and ratios may vary based on the timing of capital transactions. Ratios have been annualized for the periods ended September 30, 2025 and 2024; total returns and portfolio turnover have not been annualized.

Bitwise 10 Crypto Index Fund

Notes to Financial Statements
September 30, 2025 (unaudited)

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

11. Subsequent Events

The Sponsor has evaluated subsequent events through November 10, 2025, the date the financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

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

The Trust’s principal investment objective is to invest in a Portfolio of Crypto Assets that tracks the Bitwise 10 Large Cap Crypto Index (the “Index”) as closely as possible with certain exceptions determined by the Sponsor in its sole discretion. In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, Airdrops, Emissions, forks, or similar network events) the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent. The Trust believes that it has met its principal investment objective. As of September 30, 2025, there was a correlation of 99.99% between the Portfolio Crypto Assets and the assets included in the Index. The Trust is aware that the market price of the Trust’s shares may deviate from the net asset value (“NAV”) of the shares, and the market price may at times be significantly above or below the shares’ NAV. The NAV of the Trust is calculated by summing the assets and liabilities and the NAV Per Share is calculated by dividing the total NAV by the shares outstanding. However, the Trust believes that any such deviation does not affect the Trust’s principal investment objective, as the Trust does not maintain or promote any business objectives related to the market trading price of its shares. Furthermore, under Regulation M, the Trust, as issuer of the Shares, is not permitted to take any actions that would seek to reconcile the NAV of the Shares and the market price of the Shares, and the Trust would not undertake business objectives that it was legally restricted from achieving.

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

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on OTCQX and the Trust’s NAV and a comparison of the NAV of the Trust vs the market price as quoted on OTCQX for the period from December 9, 2020 to September 30, 2025.

BITW Premium/(Discount): BITW Share Price vs. NAV per Share (%)
700%
600%
500%
400%
300%
200%
100%
0%
-100%
Dec-20
Jan-21
Feb-21
Mar-21
Apr-21
May-21
Jun-21
Jul-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
Jan-24
Mar-24
Apr-24
May-24
Jun-24
Jul-24
Aug-24
Sep-24
Oct-24
Nov-24
Dec-24
Jan-25
Feb-25
Mar-25
Apr-25
May-25
Jun-25
Jul-25
Aug-25
Sep-25

From December 9, 2020 to September 30, 2025, the Shares of BITW traded at an average discount, based on closing prices at 4:00 pm ET, and estimated, unaudited, NAV Per Share of 15.65%. During that same period, the highest premium was 649.38% on December 16, 2020, and the lowest premium was 0.27% on August 4, 2021. During that same period, the highest discount was 67.80% on December 28, 2022, and the lowest discount was 0.09% on September 24, 2021. Given the lack of an ongoing redemption program and the holding period under Rule 144, there is no arbitrage mechanism to keep the Shares closely linked to the value of the Trust’s underlying holdings that may continue to have an adverse impact on investments in the Shares.

The following chart shows a comparison of the cumulative returns of the Index compared to the NAV of the Trust since inception to the period ended September 30, 2025.

Cumulative Returns: Bitwise 10 Large Cap Crypto Index vs. Bitwise 10 Crypto Index Fund (NAV per Share) through September 30, 2025

1000%
800%
600%
400%
200%
0%

Results of Operations

Financial Information for the Three Months and Nine Months ended September 30, 2025 and 2024

The following table sets forth statements of operations data for the three and nine months ended September 30, 2025 and 2024.

Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Income
Other	$—	$—	$—	$—
Expenses
Management fee	10,091,264	5,869,017	26,439,820	17,877,678
Transaction and other fees	—	(2)	—	49
Total Expenses	10,091,264	5,869,015	26,439,820	17,877,727
Net investment gain (loss)	(10,091,264)	(5,869,015)	(26,439,820)	(17,877,727)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from Crypto Assets	8,589,966	2,628,714	21,554,881	3,649,449
Net change in unrealized appreciation (depreciation) from Crypto Assets	206,796,534	(11,640,352)	269,830,768	247,154,609
Net realized and change in unrealized gain (loss) on investments	215,386,500	(9,011,638)	291,385,649	250,804,058
Net increase (decrease) in Net Assets resulting from operations	$205,295,236	$(14,880,653)	$264,945,829	$232,926,331

Comparison of the three-month periods ended September 30, 2025 and 2024

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. Management fees for the three months ended September 30, 2025 were $10,091,264 compared to management fees for the three months ended September 30, 2024 of $5,869,017. These changes were due to an increase in the Trust’s net asset value due to an increase in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

Net realized gain (loss) from Crypto Assets

Net realized gain from Crypto Assets for the three months ended September 30, 2025 was $8,589,966 compared to net realized gain from Crypto Assets for the three months ended September 30, 2024 was $2,628,714. These changes were due to fluctuations in the value of the Portfolio Crypto Assets.

For the three-month period ended September 30, 2025, the Trust recorded net realized gains from sales of Bitcoin and Ethereum of approximately $7,650,615 and $859,862, respectively, among the gains and losses realized in smaller amounts from the sale of other Portfolio Crypto Assets. These sales were made as a result of rebalancing activity and sales of Portfolio Crypto Assets to raise money to pay the management fee.

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

Net change in unrealized appreciation (depreciation) from Crypto Assets

Net change in unrealized depreciation from Crypto Assets for the three months ended September 30, 2025 was $206,796,534 compared to net change in unrealized depreciation from Crypto Assets for three months ended September 30, 2024 was $11,640,352. The primary factor for the change was related to a decrease in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

For the three-month period ended September 30, 2025 the Trust recorded net unrealized appreciation from Crypto Assets of Bitcoin and Ethereum of approximately $61,374,708 and $102,820,475, respectively, among the unrealized gains and losses in smaller amounts of other Portfolio Crypto Assets.

For the three-month period ended September 30, 2024 the Trust recorded net unrealized appreciation from Crypto Assets of Bitcoin and net unrealized depreciation of Ethereum of approximately $34,989,433 and $52,844,634, respectively, among the unrealized gains and losses in smaller amounts of other Portfolio Crypto Assets.

Net increase (decrease) in net assets resulting from operations

For the three-month period ended September 30, 2025, the Trust recorded a net increase in net assets resulting from operations of $205,295,236, compared to a net decrease in net assets resulting from operations of $14,880,653 for the three-month period ended September 30, 2024. The primary factor that impacted 2025 net increase in net assets resulting from operations compared to 2024 net decrease in net assets resulting from operations was an increase in net realized gain and change in unrealized gain on investments with a net gain of $215,386,500 in 2025 compared to a net loss of $9,011,683 in 2024. The primary factor for the change was an increase in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “Schedules of Investments” below).

Comparison of the nine-month periods ended September 30, 2025 and 2024

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. Management fees for the nine months ended September 30, 2025 were $26,439,820 compared to management fees for the nine months ended September 30, 2024 of $17,877,678. These changes were due to an increase in the Trust’s net asset value due to an increase in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

Net realized gain (loss) from Crypto Assets

Net realized gain from Crypto Assets for the nine months ended September 30, 2025 was $21,554,881 compared to net realized gain from Crypto Assets for the nine months ended September 30, 2024 of $3,649,449. These changes were due to fluctuations in the value of the Portfolio Crypto Assets sold during the respective period.

For the nine-month period ended September 30, 2025, the Trust recorded net realized gains from sales of Bitcoin and Ethereum of approximately $20,739,323 and $3,381,063, respectively, among the gains and losses realized in smaller amounts from the sale of other Portfolio Crypto Assets. These sales were made as a result of rebalancing activity and sales of Portfolio Crypto Assets to raise money to pay the management fee.

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

Net change in unrealized appreciation (depreciation) from Crypto Assets

Net change in unrealized appreciation from Crypto Assets for the nine months ended September 30, 2025 was $269,830,768 compared to net change in unrealized appreciation from Crypto Assets for nine months ended September 30, 2024 of $247,154,609. The primary factor for the change was related to an increase in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

For the nine-month period ended September 30, 2025 the Trust recorded net unrealized appreciation from Crypto Assets of Bitcoin and Ethereum of approximately $198,480,739 and $46,337,883, respectively, among the unrealized appreciation and depreciation in smaller amounts of other Portfolio Crypto Assets.

For the nine-month period ended September 30, 2024 the Trust recorded net unrealized appreciation from Crypto Assets of Bitcoin and Ethereum of $227,455,583 and $16,698,007, respectively, among the unrealized gains and losses in smaller amounts of other Portfolio Crypto Assets.

Net increase (decrease) in net assets resulting from operations

For the nine-month period ended September 30, 2025, the Trust recorded a net increase in net assets resulting from operations of $264,945,829, compared to a net increase in net assets resulting from operations of $232,926,331 for the nine-month period ended September 30, 2024. The primary factor that impacted 2025 net increase in net assets resulting from operations compared to 2024 net increase in net assets resulting from operations was an increase in net realized gain and change in unrealized appreciation on investments with a net gain of $291,385,649 for the nine-month period in 2025 compared to a net gain of $250,804,058 for the nine-month period in 2024. The primary factor for the change was a increase in the fair value of the Portfolio Crypto Assets held by the Trust (see “Schedules of Investments” below).

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

Shareholder Subscriptions

As of November 18, 2021, the Sponsor to the Trust has closed the acceptance of all subscriptions to the Bitwise 10 Crypto Index Fund, pursuant to its rights under Sections 5 and 6 of the Trust Agreement. At this time, the Sponsor has no plans to reopen subscriptions to the Bitwise 10 Crypto Index Fund. There were no shareholder subscriptions during the quarter ended September 30, 2025.

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

Value of Portfolio Crypto Assets

As described in the Risk Factors set out in our Annual Report on Form 10-K filed with the SEC on February 20, 2025, the prices of the various Portfolio Crypto Assets held by the Trust are subject to extreme volatility. This volatility had a significant impact on the value of the Portfolio Crypto Assets for the nine months ended September 30, 2025 compared to the nine months ended September 30,

2024 and the year ended December 31, 2024.

As of September 30, 2025, the Trust held a total market value of Crypto Assets of $1,627,996,45 based on the CME CF Cryptocurrency Reference Rates - New York Variant prices used to determine the Trust's NAV. The total market value of the Trust's Crypto Assets held was $1,634,076,084 based on the Lukka Prime Rates used to determine the Trust's Principal Market NAV.

As shown below in the “Schedules of Investments,” the increase in total investments in Crypto Assets from January 1, 2025 to September 30, 2025 was due primarily to a decrease in the value of the Portfolio Crypto Assets and to a lesser extent, the reinvestment of assets resulting from the December 31, 2024 Trust rebalance.

Shareholder Subscriptions and Redemptions

During the period from January 1, 2025 to September 30, 2025, there were no subscriptions or redemptions of Shares. There were 20,241,947 Shares outstanding as of September 30, 2025.

Schedules of Investments

The following provides details on the Portfolio Crypto Assets that comprise the Trust’s assets.

Nine Months Ended September 30, 2025 and the Twelve Months Ended December 31, 2024

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2025	10,632.1413	$992,967,681
Purchases	3.5303	328,000
Sales	(292.9271)	(29,285,189)
Net realized gain (loss) on investment	—	20,739,323
Net change in unrealized appreciation (depreciation) on investment	—	198,480,739
Balance at September 30, 2025	10,342.7445	$1,183,230,554

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2025	65,011.3388	$217,163,876
Purchases	570.5776	1,468,688
Sales	(2,875.9488)	(7,393,728)
Net realized gain (loss) on investment	—	3,381,063
Net change in unrealized appreciation (depreciation) on investment	—	46,337,883
Balance at September 30, 2025	62,705.9676	$260,957,782

	Ripple (XRP)
	Units	Fair Value
Balance at January 1, 2025	30,686,126.7901	$64,339,602
Purchases	1,021,908.2377	2,258,890
Sales	(864,420.8950)	(2,219,889)
Net realized gain (loss) on investment	—	396,125
Net change in unrealized appreciation (depreciation) on investment	—	23,576,805
Balance at September 30, 2025	30,843,614.1328	$88,351,533

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2025	256,477.2246	$49,677,074
Purchases	27,064.7045	4,209,796
Sales	(1,301.5749)	(300,000)
Net realized gain (loss) on investment	—	(16,234)
Net change in unrealized appreciation (depreciation) on investment	—	5,395,019
Balance at September 30, 2025	282,240.3542	$58,965,655

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2025	19,192,702.8414	$16,261,977
Purchases	338,737.0073	217,502
Sales	(666,423.4931)	(433,460)
Net realized gain (loss) on investment	—	(459,614)
Net change in unrealized appreciation (depreciation) on investment	—	(471,754)
Balance at September 30, 2025	18,865,016.3556	$15,114,651

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2025	342,097.2780	$6,828,604
Purchases	18,338.6432	250,040
Sales	(5,384.8936)	(84,979)
Net realized gain (loss) on investment	—	(15,658)
Net change in unrealized appreciation (depreciation) on investment	—	666,952
Balance at September 30, 2025	355,051.0276	$7,644,959

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2025	220,206.9730	$7,885,612

Purchases	3,063.4783	58,826
Sales	(1,571.2908)	(53,946)
Net realized gain (loss) on investment	—	(9,550)
Net change in unrealized appreciation (depreciation) on investment	—	(1,223,316)
Balance at September 30, 2025	221,699.1605	$6,657,626

	Sui (SUI)
	Units	Fair Value
Balance at January 1, 2025	—	$—
Purchases	1,856,360.5924	7,511,317
Sales	(71,047.9574)	(200,000)
Net realized gain (loss) on investment	—	(91,311)
Net change in unrealized appreciation (depreciation) on investment	—	(1,398,459)
Balance at September 30, 2025	1,785,312.6350	$5,821,547

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2025	—	$—
Purchases	40,872.6900	5,238,686
Sales	(1,325.4340)	(112,283)
Net realized gain (loss) on investment	—	(57,599)
Net change in unrealized appreciation (depreciation) on investment	—	(842,389)
Balance at September 30, 2025	39,547.2560	$4,226,415

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2025	816,152.3229	$5,433,942
Purchases	—	—
Sales	(20,109.8832)	(92,967)
Net realized gain (loss) on investment	—	(296,757)
Net change in unrealized appreciation (depreciation) on investment	—	(1,938,856)
Balance at September 30, 2025	796,042.4397	$3,105,362

	Bitcoin Cash (BCH)
	Units	Fair Value
Balance at January 1, 2025	10,611.6785	$4,625,525
Purchases	—	—
Sales	(10,611.6785)	(4,461,967)
Net realized gain (loss) on investment	—	8,794
Net change in unrealized appreciation (depreciation) on investment	—	(172,352)
Balance at September 30, 2025	—	$—

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2025	—	$—
Purchases	320,996.9789	4,351,306
Sales	(320,996.9789)	(3,752,495)
Net realized gain (loss) on investment	—	(598,811)
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at September 30, 2025	—	$—

	NEAR Protocol (NEAR)
	Units	Fair Value
Balance at January 1, 2025	680,674.8151	$3,330,542

Purchases	—	—
Sales	(680,674.8151)	(3,326,212)
Net realized gain (loss) on investment	—	(1,425,208)
Net change in unrealized appreciation (depreciation) on investment	—	1,420,878
Balance at September 30, 2025	—	$—

As of September 30, 2025, Bitcoin represented 72.41% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 15.97%, while the remaining 11.62% of the Portfolio Crypto Assets were composed of Ripple, Solana, Cardano, Chainlink, Avalanche, Sui, Litecoin, and Polkadot.

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

Effective February 13, 2023, the Sponsor adapted a nearly identical principal market valuation process, with no material impact to the Trust, using a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable Crypto Asset exchanges selected by Lukka, Inc. in their sole discretion, including Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex, and then determining, on each valuation period, the principal market exchange during the 60 minutes prior to 4:00 pm. ET for each asset. In evaluating the markets that could be considered principal markets, the Trust considered whether or not the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the nine month period ended September 30, 2025.

Crypto Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$114,401.99	Crypto.com
Ethereum (ETH)	$4,161.61	Crypto.com
Ripple (XRP)	$2.86	Coinbase
Solana (SOL)	$208.92	Coinbase
Cardano (ADA)	$0.80	Coinbase
Chainlink (LINK)	$21.53	Coinbase
Avalanche (AVAX)	$30.03	Coinbase
Sui (SUI)	$3.26	Coinbase
Litecoin (LTC)	$106.87	Coinbase
Polkadot (DOT)	$3.90	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at September 30, 2025.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$1,634,076,084	$—	$—	$1,634,076,084

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024.

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$1,368,514,435	$—	$—	$1,368,514,435

During the periods ended September 30, 2025 and December 31, 2024, there were no significant transfers into or out of any levels of the fair value hierarchy.

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

The Trust generally records receipt of a new Crypto Asset created due to a Hard Fork at the time the Hard Fork is effective. The Trust’s methodology for determining effectiveness of the fork is when two or more recognized exchanges quote prices for the forked coin. Some exchanges and custodians do not honor Hard Forks or may honor Hard Forks in the future. In such cases, the Trust will record receipt of the new Crypto Asset at the time two or more recognized exchanges begin quoting prices for the asset. Although the Trust records the asset into its books and records at the time the fork is effective, as described above, the Trust’s custodian may take an extended period of time to make the forked asset available for transfer, and it may never make the forked asset available for transfer, which could lead to either the Trust holding the asset longer than it would otherwise hold the asset (if it was freely transferable), or a complete write-down in the value of the forked asset. The Trust does not allocate any of the original Crypto Asset’s cost to the new Crypto Asset and recognizes unrealized gains equal to the fair value of the new Crypto Asset received. During the period ended September 30, 2025, there were no Hard Forks recognized or not recognized.

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

The Trust intermittently receives Airdrops of new Crypto Assets. The use of Airdrops is generally to promote the launch and use of new Crypto Assets by providing a small amount of the new Crypto Assets to the private wallets or exchange accounts of holders of existing related Crypto Assets. Airdropped Crypto Assets can have substantially different Blockchain technology that has no relation to any existing Crypto Asset, and many Airdrops may be without value. The Trust will only record receipt of airdropped Crypto Assets if, when received, the airdropped Crypto Assets have value. Crypto Assets received from Airdrops have no cost basis and the Trust recognizes other income equal to the fair value of the new Crypto Asset received. There were no Airdrops recognized or unrecognized during the nine month period ended September 30, 2025.

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2025 and December 31, 2024, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2025, the 2024, 2023, 2022, and 2021 tax years remain open for examination. There were no examinations in progress at period end.

Financial Instruments with Off-Balance-Sheet Risk

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At September 30, 2025, Crypto Assets of approximately $3,250,484 and no cash resided on exchanges. At December 31, 2024 approximately $7,226,139 and no cash resided on exchanges.

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

Custody of Crypto Assets

The Custodian serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At September 30, 2025 and December 31, 2024, Crypto Assets of approximately $1,630,825,600 and $1,361,288,296 were held by the Custodian, respectively.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, other than the update to the risk factors set forth below.

Risks Associated with Digital Assets

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading price of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including bitcoin, over the course of 2017, followed by steep drawdowns throughout 2018 in digital asset trading prices, including for bitcoin. These drawdowns notwithstanding, digital asset prices, including bitcoin, increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak, and increased significantly again over the remainder of 2020 and the first half of 2021. Digital asset prices, including bitcoin, continued to experience significant and sudden changes throughout 2021 followed by steep drawdowns in the third quarter of 2021, as well as throughout 2022. Since then, digital asset prices have continued to fluctuate through 2023, 2024, and early 2025. In October 2025, the crypto markets experienced a sudden flash crash in which automated liquidations reportedly exceeded $19 billion within about 24 hours and total market capitalization fell by roughly 14 percent over several days. The full impact of that event may not yet be fully reflected in the crypto asset ecosystem.

Extreme volatility in the future, including further declines in the trading price of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perceptions, a lack of stability, and the absence of standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may lead to greater volatility in the price of bitcoin and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of bitcoin.

Risks Related to Trust Investment

The Trust's success depends heavily on the Sponsor, whose limited staffing, potential discontinuance, and conflicts of interest could adversely impact the Trust's management, stability, and the value of the Shares.

The Trust relies heavily on the expertise and contributions of the executive officers and other key personnel of the Sponsor and Bitwise, including Hunter Horsley, Teddy Fusaro, Matthew Hougan, and Hong Kim. These individuals are critical to managing the Trust’s business, operations, and investment strategy. The loss of any of these individuals would be difficult to replace and could involve significant time and expense, potentially delaying or preventing the achievement of the Trust’s objectives. Moreover, the Sponsor and Bitwise do not maintain key man life insurance policies on these executives, which could exacerbate the negative impact of their absence.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or "non-Rule 10b5-1 trading arrangement" (as such terms defined in Item 408 of Regulation S-K of the 1933 Act) for the nine-month period ended September 30, 2025.

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

10.1

Amended Restated and Consolidated Coinbase Prime Broker Agreement, dated as of August 22, 2025, by and between Coinbase, Inc. and Bitwise Investment Advisers, LLC, in its capacity as Sponsor of the Registrant (with Custodian Agreement included as an exhibit thereto) (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-3 filed by the Registrant on August 25, 2025).

10.2

Transfer Agency and Services Agreement, dated as of May 8, 2025, by and between the Registrant and The Bank of New York Mellon (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-3 filed by the Registrant on August 25, 2025).

10.3

Marketing Agent Agreement, dated as of July 29, 2025, by and between the Registrant and Foreside Fund Services,LLC (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-3 filed by the Registrant on August 25, 2025).

10.4

Cash Custody Agreement, dated as of August 7, 2025, by and between the Registrant and The Bank of New York Mellon (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-3 filed by the Registrant on August 25, 2025).

10.5

Fund Administration and Accounting Agreement, dated as of May 8, 2025, by and between the Registrant and The Bank of New York Mellon (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-3 filed by the Registrant on August 25, 2025).

10.6

Co-Transfer Agency and Registrar Services Agreement, dated of July 14, 2025, by and between the Registrant and

Equiniti Trust Company LLC (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-3

filed by the Registrant on August 25, 2025).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

32.1*

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

32.2*

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

Bitwise Investment Advisers, LLC as Sponsor of Bitwise 10 Crypto Index Fund (BITW)

By:	/s/ Paul Fusaro
	Name:	Paul Fusaro
	Title:	Chief Operating Officer (Principal Executive Officer)*

By:	/s/ James Bebrin III
	Name:	James Bebrin III
	Title:	Title: Vice President (Principal Financial Officer and Principal Accounting Officer)*

Date: November 10 , 2025

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.