Form 10-K
period 2025-12-31
Bitwise 10 Crypto Index ETF
filed 2026-03-02
CIK 1723788

ft

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2025

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission File Number 001-42994

Bitwise 10 Crypto Index ETF

(Exact name of registrant as specified in its charter)

Delaware	82-3002349
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

250 Montgomery Street, Suite 200

San Francisco, CA 94104

(Address of Principal Executive Offices, including zip code)

(415) 707-3663

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Bitwise 10 Crypto Index ETF	BITW	NYSE Arca, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $1,326,351,938, computed by reference to the closing sale price of the registrant’s common stock on the OTCQX, on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.

Number of Shares of the registrant’s common stock outstanding as of February 27, 2026: 15,801,947.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

i

Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Bitwise 10 Crypto Index ETF (BITW) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report on Form 10-K that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust's business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust's expectations include, but are not limited to:

•
the extreme volatility of trading prices that many Crypto Assets, including Bitcoin, have experienced in recent periods and may continue to experience, which could have a material adverse effect on the value of the shares of the Trust (singular, “Share” or plural, “Shares”);
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
•
the limited history of the Index;
•
the possibility that the Shares may trade at a price that is at, above or below the Trust’s net asset value per Share (“NAV Per Share”);
•
regulatory changes or actions by the United States (“U.S.”) Congress or any U.S. federal or state agencies that may affect the value of the Shares or restrict the use of one or more Crypto Assets, Mining activity or the operation of their networks or the markets for the Portfolio Crypto Assets in a manner that adversely affects the value of the Shares;
•
changes in the policies of the U.S. Securities and Exchange Commission (the “SEC” or the "Commission") that could adversely impact the value of the Shares;
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

•
Coinbase Custody Trust Company, LLC's (the "Custodian”) possible resignation or removal by the Sponsor; and
•
additional risk factors discussed in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the SEC.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report on Form 10-K refer to the Sponsor acting on behalf of the Trust.

Glossary of Defined Terms

This glossary highlights some of the industry and other terms used elsewhere in this Annual Report on Form 10-K but is not a complete list of all the terms used herein. Each of the following terms has the meaning set forth below:

1933 Act: The Securities Act of 1933, as amended.

1934 Act: The Securities Exchange Act of 1934, as amended.

51% Attacks: Occur when an attacker controls a majority of the computing power (for PoW Blockchains) or staked Crypto Assets (for PoS Blockchains) necessary to validate transactions on a Blockchain, giving the attacker a majority of the validation power on the network. Miners or Validators on Blockchains who successfully obtain this validation power may block other users’ transactions or make it appear as though they still have Crypto Assets that have been spent, which is known as a “double-spend attack,” or otherwise change the order of transactions. A 51% attack may also allow an attacker to use its monopoly over new blocks to “censor” other user transactions by actively preventing them from being written sustainably to the Blockchain.

Administration Agreement: The Trust Administration and Accounting Agreement with BNY Mellon.

Administrator: BNY Mellon.

Advisers Act: The Investment Advisers Act of 1940.

Agent Execution Model: The model whereby the Prime Execution Agent, acting in an agency capacity, conducts Crypto Asset purchases and sales on behalf of the Trust with third parties through its Coinbase prime service pursuant to the Prime Execution Agreement.

Airdrops: A method to promote the launch and use of new Crypto Assets by providing a small amount of such new Crypto Assets to the private wallets or exchange accounts that support the new Crypto Asset and that hold existing related Crypto Assets.

Approved Components: Crypto assets for which the SEC has approved single-asset ETPs.

ASIC: Application-specific integrated circuit.

Auditor: KPMG LLP.

Authorized Participant: One that purchases or redeems Baskets from or to the Trust.

Basket: A block of 10,000 Shares used by the Trust to issue or redeem Shares.

Basket Amount: The quantity of Crypto Assets attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares comprising a Basket (10,000).

Bitcoin (or “BTC”): A type of Crypto Asset based on an open-source cryptographic protocol existing on the Bitcoin network, comprising one type of the Crypto Assets underlying the Trust's Shares. The native Crypto Asset for the Bitcoin network is Bitcoin.

Bitwise: Bitwise Asset Management, Inc., the parent company of the Sponsor.

Blockchain: The public transaction ledger of a Crypto Asset’s network on which transactions are recorded.

BNY Mellon:The Bank of New York Mellon, a national association bank in New York.

Business Day: Any day other than a day when the Exchange or the New York Stock Exchange is closed for regular trading.

Cash Custodian: BNY Mellon.

CFTC: Commodity Futures Trading Commission.

Code: Internal Revenue Code of 1986, as amended.

Cold Storage Account: A crypto asset custody account in which the associated private cryptographic keys are generated and stored in an offline environment that is not connected to the internet.

Consensus Algorithm: The algorithm at the heart of the Blockchain system that enforces the convergence of all ledgers over time.

Crypto Assets:A Crypto Asset designed to work as a store of value and/or medium of exchange wherein individual Crypto Asset ownership records are stored in a ledger, a computerized database using cryptography to secure transaction records, to control the creation of additional Crypto Assets and to verify the transfer of Crypto Asset ownership.

Crypto Asset Network: The online, end user to end user network hosting the public transaction ledger, known as the Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Crypto Asset’s network.

Crypto Asset Exchanges: A dealer market, a brokered market, principal to principal market or exchange market on which Crypto Assets are bought, sold, and traded.

Custodial Account: A segregated custody account to store private keys, which allow for the transfer of ownership or control of the Trust’s Portfolio Crypto Assets, on the Trust’s behalf. Under the Custodian Agreement, the Custodian controls and secures the Trust’s Custodial Account.

Custodian Fee: An annualized fee charged monthly that is a percentage of the Trust’s monthly assets under custody.

Custodial Services: The services provided by the Custodian including, (i) allowing Portfolio Crypto Assets to be deposited from a public Blockchain address to the Trust’s Custodial Account and (ii) allowing the Trust or Sponsor to withdraw Portfolio Crypto Assets from the Trust’s Custodial Account to a public Blockchain address the Trust or Sponsor controls.

Custodian: Coinbase Custody Trust Company, LLC. On behalf of the Trust, the Custodian holds the Portfolio Crypto Assets.

dApps: Decentralized applications.

DeFi: Decentralized finance.

DEX: “Decentralized” exchange, where there is no central facilitator of trade and trading rules.

DSTA: Delaware Statutory Trust Act.

Eligible Crypto Assets: Those Crypto Assets that passed required considerations for inclusion in the Bitwise 10 Large Cap Crypto Index.

Emissions: Regular awards provided to holders of Crypto Assets in the form of Crypto Asset grants, and often in the form of the “gas” that powers transactions on the relevant Crypto Asset Network.

Ethereum (or ETH): A type of Crypto Asset based on an open-source cryptographic protocol existing on the Ethereum network, comprising one type of the Crypto Assets underlying the Trust's Shares. The native Crypto Asset for the Ethereum network is ether.

ETP: Exchange-traded product.

Exchange: NYSE Arca, Inc.

Extraordinary Expenses: Expenses outside of the Trust’s normal business operations which include, but are not limited to, any non-customary costs and expenses including indemnification and extraordinary costs of the Administrator and Auditor,

v

costs of any litigation or investigation involving Trust activities, financial distress and restructuring and indemnification expenses.

FASB: Financial Accounting Standards Board.

FDIC: Federal Deposit Insurance Corporation.

FinCEN: Financial Crimes Enforcement Network.

FINRA: Financial Industry Regulatory Authority.

Forked Asset: The crypto asset resulting from a “hard fork”, as determined by the Sponsor in its discretion as set forth in the Trust Agreement.

GAAP: U.S. generally accepted accounting principals.

GENIUS Act: Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025.

Hard Fork: A backward-incompatible change to a blockchain protocol such that nodes running the prior version of the software will reject blocks produced under the new rules.

Hot Storage Account: A crypto asset custody account maintained in which the associated private cryptographic keys are generated and stored in an online environment connected to the internet.

Index: The Bitwise 10 Large Cap Crypto Index, the benchmark index for the Trust.

Index Components: The top 10 Crypto Assets weighted by float adjusted market capitalization and selected in accordance with the Index Methodology.

Index Provider: Bitwise Index Services, LLC, an affiliate of the Trust that is controlled by the same parent entity as the Sponsor. The Index Provider administers the Index.

Investment Company Act: The Investment Company Act of 1940, as amended.

IRS: U.S. Internal Revenue Service.

Management Fee: Equal to 0.75% per annum of the net asset value.

Market-Capitalization Weighted: The top 10 Crypto Assets in the Bitwise 10 Crypto Index selected and held in proportion to their valuation.

Marketing Agent: Foreside Fund Services, LLC.

Miners: Stakeholders who help process transactions and ensure that the distributed ledgers that make up a proof of work Blockchain network stay consistent with one another.

Mining: The act of solving computational puzzles through which transactions with Crypto Assets are verified and added to a proof of work Blockchain digital ledger in exchange for a Crypto Asset as a reward.

MiCA: Markets in Crypto-Assets Regulation.

NAV: Net asset value.

NAV of the Trust: Net asset value of the Trust, which is a Non-GAAP metric and is determined each business day by valuing the Trust’s Crypto Assets using the CME CF Cryptocurrency Reference Rates, less the Trust’s accrued but unpaid expenses.

NAV Per Share: NAV of the Trust calculated on a per-Share basis.

Network Distribution Event: An event that offers additional opportunities to engage with a blockchain network and general additional capital.

OFAC: Office of Foreign Assets Control.

Oracles: The reliable data source used by a Blockchain application whenever it needs to interact with external data.

OTC Desks: Over-the-counter desks.

Plan: An “employee benefit plan” as defined in, and subject to the fiduciary responsibility provisions of, ERISA or of a “plan” as defined in and subject to Section 4975 of the Code.

Plan Asset Rules: Rules promulgated pursuant to ERISA for determining when an investment by a Plan in an entity will result in the underlying assets of such entity being assets of the Plan for purposes of ERISA and Section 4975 of the Code.

Plan Fiduciaries: Fiduciaries with investment discretion over a Plan.

Portfolio Crypto Assets: The group of selected Crypto Assets held by the Trust.

PoS: Proof of stake and is a structure wherein entities can provide network verification services for the Blockchain network and, in turn, receive rewards in the form of Crypto Assets. PoS systems require entities to lock up and put at risk (aka, “stake”) a certain amount of the Crypto Asset associated with the relevant Blockchain in order to process transactions. These staked assets are lost if a network verifier processes a transaction in a way that is fraudulent or violates the rules of the underlying Blockchain. PoS is a structure that, among other things, seeks to avoid the heavy energy consumption that PoW systems typically require.

PoW: Proof of work and is a structure in which Miners provide a Mining service for the Blockchain network and receive payment. PoW was the first mining structure and involves computers competing to solve complicated cryptographic puzzles that require a substantial amount of energy as a way of securing the network and processing transactions.

Prime Execution Agent: Coinbase, Inc.

Prime Execution Agreement: The agreement between Coinbase, Inc. and the Trust that sets forth the terms and conditions pursuant to which Coinbase, Inc., and its affiliates, agree to open and maintain a prime broker account and provide services relating to trade execution.

SEC (or Commission): The U.S. Securities and Exchange Commission.

Securities Act: The Securities Act of 1933, as amended.

Shareholders: Holders of common units of fractional undivided beneficial interest of the Trust.

Sponsor: Bitwise Investment Advisers, LLC.

Staking: The act of committing capital in the form of the PoS Blockchain’s native Crypto Asset to participate in verifying and adding transactions to the Blockchain digital ledger, and in securing the network in exchange for a Crypto Asset as a reward.

Trading Counterparty: The trading counterparties that have been approved by the Sponsor.

Transfer Agent: BNY Mellon.

Trust: The Bitwise 10 Crypto Index ETF.

Trustee: The Delaware Trust Company.

Trust Agreement: The Amended and Restated Declaration of Trust and Trust Agreement of Bitwise 10 Crypto Index ETF, entered into by the Sponsor and the Trustee.

UCC: Uniform Commercial Code.

U.S.: The United States of America.

Validators: Stakeholders that help process transactions and ensure that the distributed ledgers that make up a PoS Blockchain network stay consistent with one another.

part i.

Item 1. Business.

History of the Trust and the Shares

The Bitwise 10 Crypto Index ETF (the “Trust”) is a Delaware Statutory Trust that issues common units of fractional undivided beneficial interest (“Shares”), which represent ownership in the Trust. The Trust’s current standing in Delaware is active. The Trust was formed by the filing of a Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act (the “DSTA”) and the adoption of a Trust Agreement (the “Trust Agreement”). On December 3, 2025, pursuant to a pending conversion of the Trust to an exchange-traded fund, the CSC Delaware Trust Company (the “Trustee”), as trustee of the Trust, caused a Certificate of Amendment to the Trust’s Certificate of Trust to be filed with the Secretary of State of the State of Delaware in order to change the name of the Trust from “Bitwise 10 Crypto Index Fund” to “Bitwise 10 Crypto Index ETF”. In addition, on December 3, 2025, Bitwise Investment Advisers, LLC (the “Sponsor”) and the Trustee, entered into a First Amended and Restated Trust Agreement of the Trust (the “A&R Trust Agreement”), which amended and restated the Trust Agreement. The Trust operates pursuant to the A&R Trust Agreement.

Bitwise Investment Advisers, LLC is the Sponsor of the Trust. The Trust maintains a website at www.bitwetp.com through which the Trust’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed via a link to the SEC’s EDGAR database free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). Bitwise Asset Management, Inc. (“Bitwise”), the parent company of the Sponsor, maintains a corporate website, www.bitwiseinvestments.com, which contains general information about the Trust and the Sponsor. The references to these websites are an interactive textual reference only, and the information contained on these websites shall not be deemed incorporated by reference herein. Additional information regarding the Trust may also be found on the SEC's EDGAR database at www.sec.gov.

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

On December 8, 2025, the Shares were approved by the NYSE Arca, Inc. (“NYSE Arca” or the “Exchange”) for listing and trading on the Exchange. The Shares began trading on the Exchange on December 9, 2025. Following the completion of the conversion, the Sponsor caused the Trust to withdraw the Shares from quotation on OTCQX.

Competitive Business Conditions

The Crypto Asset industry is rapidly developing, and there are ongoing uncertainties with respect to the development and success of the digital networks underlying the Portfolio Crypto Assets. See “Item 1A. Risk Factors—Risks Related to Crypto Assets—The long-term viability and technological evolution of Crypto Assets and Blockchain technology are uncertain, and their development, acceptance, and adoption face significant industry-wide challenges, which could negatively impact the value of the Portfolio Crypto Assets and the Shares” and “Item 1A. Risk Factors—Risks Related to Crypto Assets—The Blockchain technology underlying the Crypto Asset is subject to a number of known and unknown technological challenges and risks that may prevent wide adoption and use of the Crypto Assets, which may negatively affect the value of Portfolio Crypto Assets and the value of the Shares” for additional information. While the Crypto Assets that are Portfolio Crypto Assets currently enjoy acceptance and use, it is possible that other Crypto Assets may grow more rapidly in acceptance and adoption for use as compared to Portfolio Crypto Assets, and while the Index may, over time, change to include more successful Crypto Assets, the Index may not capture the growth in value of more rapidly growing Crypto Assets.

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

The Trust’s Portfolio Crypto Assets are held by Coinbase Custody Trust Company, LLC (the “Custodian“) on behalf of the Trust. The Trust’s Portfolio Crypto Assets are transferred only in the following circumstances: (i) sales made in connection with monthly rebalancing in order to more closely track the Index, (ii) sales to pay expenses of the Trust, (iii) sales on behalf of the Trust in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation, and (iv) transfers to pursue Airdrops, forks, Emissions, or other similar network events as deemed necessary by the Sponsor. Each delivery or sale of Portfolio Crypto Assets for purposes of rebalancing the Trust’s Portfolio Crypto Assets to track the Index will be a taxable event for Shareholders. See “Certain U.S. Federal Income Tax Considerations,” and “Item 1A. Risk Factors—Risks Related to Crypto Assets—The Sponsor may experience loss or theft of its Portfolio Crypto Assets during the transfer of Portfolio Crypto Assets from the Custodian to the Sponsor or to Crypto Asset trading venues, which could adversely affect the value of the Shares.” In addition, each sale of Portfolio Crypto Assets by the Trust to pay the expenses of the Trust will be a taxable event for Shareholders.

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

In consideration for the management services to be provided to the Trust, the Sponsor will receive from the Trust a management fee (the “Management Fee”) equal to 0.75% per annum of the net asset value ("NAV") of the Trust Estate. The “Trust Estate” means (i) all the Portfolio Crypto Assets and securities owned by or on behalf of the Trust, (ii) all other property and investments of any and all kinds held by the Trust, (iii) all proceeds from the sale of Portfolio Crypto Assets, securities, and any other property or investments held by the Trust pending use of such cash for payment of Trust Expenses or distribution to the Shareholders, and (iv) any rights of the Trust pursuant to any agreements, other than the Trust Agreement, to which the Trust is a party. Except during periods during which all or a portion of the Management Fee is being waived, the Management Fee will accrue daily in USD and will be payable in cash or in crypto assets monthly. The Administrator calculates the Management Fee on a daily basis by applying a 0.75% annualized rate to the Trust Estate. The amount of cash or Crypto Assets payable in respect of each daily accrual shall be determined by reference to the Trust’s valuation procedures.

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

Crypto Assets are purchased from approved counterparties that include exchanges, electronic trading systems that seek liquidity from multiple trading venues, and market making firms known as “over the counter” or “OTC” desks (“OTC Desks”) with the goal of purchasing Crypto Assets at or near the prices used to calculate the Trust's NAV Per Share and used to calculate the Index while also seeking to minimize execution slippage compared to the benchmark price (the “Benchmark Price”) while simultaneously promoting operational risk management and efficient management of the Trust’s assets.

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

Calculation of Valuation

The Trust’s NAV is the aggregate value, expressed in U.S. dollars, of the Trust’s assets, less the U.S. dollar value of the Trust’s expenses and other liabilities. To determine the Trust’s NAV at the end of every Business Day, the Sponsor relies on a third-party valuation vendor, CF Benchmarks Ltd. (the “Valuation Vendor”), to calculate and publish the U.S. dollar price for each Portfolio Crypto Asset (each, a “Reference Price” and, collectively, the “Reference Prices”) as of 4:00 p.m. ET using prices from several different digital asset trading platforms selected by the Valuation Vendor. Each Reference Price aggregates the trade flow of several major digital asset trading platforms during an observation window between 3:00 p.m. and 4:00 p.m. E.T. into the U.S. dollar price of one of each Portfolio Crypto Asset at 4:00 p.m. ET The Reference Price

calculation is designed based on the IOSCO Principals for Financial Benchmarks. The methodology used to calculate the price to value each Portfolio Crypto Asset in determining the NAV of the Trust may not be deemed consistent with GAAP. To the extent the methodology used to calculate the price of each Portfolio Crypto Asset is deemed inconsistent with GAAP, the Trust utilizes an alternative, GAAP-consistent pricing source for purposes of the Trust's periodic financial statements.

The Trust's periodic financial statements are prepared in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosure” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust's principal market for each Crypto Asset on the Trust's financial statement measurement date. The Trust's NAV and NAV per share are presented in this Annual Report on Form 10-K and are reconciled against GAAP metrics in the financial statements as set forth in “Item 8. Financial Statements and Supplementary Data.”

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

Staking Activities

The Index does not currently engage in Staking. To the extent the Trust participates in staking activity, such activity varies across protocols. If the Trust decides to pursue staking activities that require Portfolio Crypto Assets to be restricted within a protocol for a specific period of time, the Trust may be unable to rebalance its holdings in accordance with the monthly rebalancing of the Index. The inability of the Trust to rebalance in accordance with the Index could cause deviations between the Trust and the Index, and such deviations could create performance differences between the Trust and the Index. If the Trust was unable to rebalance its holdings in accordance with the monthly rebalancing of the Index, the Trust would include this information on its website, as the current Portfolio Crypto Assets and any relevant information regarding the Portfolio Crypto Assets is always provided on the Trust's website. However, the Trust does not currently engage in staking and does not believe that, at present, any staking activities it might engage in would affect its ability to rebalance its holdings on a monthly basis.

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

The exact method with which each Blockchain network processes and records transactions can, and usually does, vary from Blockchain to Blockchain. There are myriad architectural decisions participants either implicitly or explicitly agree to when they join a certain network, which includes the level of decentralization, privacy, throughput, and other features a network can provide. These decisions usually involve trade-offs and therefore each Blockchain network is typically optimized for specific capabilities, limitations, and target use cases. As a nascent and fast-changing area, the Crypto Asset market carries significant risks and uncertainty. See “Item 1A. Risk Factors—Risks Related to Crypto Assets” for further discussion of such risks and uncertainties.

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

•
PoW is the first and most established scheme and involves computers solving cryptographic puzzles that require a substantial amount of energy as a way of securing the network and processing transactions. The more computing power a Miner dedicates to solving this puzzle the more likely it will be the first to solve the problem and collect the rewards of newly minted Crypto Assets and transaction fees. By piling up computing power over time, transactions become increasingly hard to reverse and eventually can be considered “settled.” PoW is the scheme used by Bitcoin, as well as many other assets. One criticism of PoW systems is the high amount of energy they consume, which may have negative downstream environmental consequences, among other issues.
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
•
Protocol developers are involved directly in building the core software that defines how a network works. Most projects adopt the free and open-source software (“FOSS”) paradigm, which means that the software is free and openly shared so people can voluntarily contribute to its maintenance and improvement. Protocol developers can exert power over the network as they ultimately define which rules it will abide by. That is why having a high number of developers (i.e. decentralization) is important. Additionally, as the software is open-source, users can opt to run any version of the software they see more fit. This keeps the developers’ power over the network in check. Protocol developers are usually highly specialized experts with deep knowledge not only of software development but also in cryptography, computer networking or other subfields of computer science.
•
Application developers use the software built by protocol developers to build applications that will ultimately reach end-users. Such projects might or might not be open-source software. Examples of such projects would include digital wallets, which are designed to allow users to hold Crypto Assets without the complexity of interacting with the underlying protocol.

Overview of the Index

The Index is designed to track the performance of the ten largest Crypto Assets, as selected and weighted by free-float market capitalization. These assets collectively account for more than approximately 75% of the total market capitalization of the Crypto Asset market as of December 31, 2025.

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

Purpose of the Index

The purpose of the Index is to track a basket of Crypto Assets that represents the majority of Crypto Assets by market capitalization. At its inception on October 1, 2017, the Crypto Assets in the Index represented about 83% of all Crypto Assets by market capitalization, and now represent approximately 75% as of December 31, 2025. The Index is comprised of the top 10 Crypto Assets selected and weighted by free-float-adjusted market capitalization. The Index is rebalanced monthly. Additional eligibility criteria are applied to screen Crypto Assets for investment feasibility (as defined below), to ensure the integrity of the Crypto Assets selected to comprise the Index, and to appropriately account for one-off events. As a result, the 10 Crypto Assets in the Index may not always completely match lists of the “top 10 Crypto Assets” that may be available on popular websites such as CoinMarketCap.com.

Index Methodology

The Index, designed by the Index Provider, an affiliate of the Sponsor, is comprised of the top ten largest Crypto Assets in the world based on free-float-adjusted market capitalizations. The market capitalizations of Crypto Assets are calculated using data sources from multiple publicly available, well-established and reputable Crypto Asset exchanges. The selection of Crypto Asset exchanges used to calculate market capitalization is made by the Committee, as defined below, in its sole discretion. Currently, the list of exchanges used to calculate the value of Crypto Assets in the Index include Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex.

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
iii.
As of December 31, 2025, Quote Crypto Assets were Bitcoin ("BTC") and Ethereum ("ETH").
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
iv.
For Quote Crypto Assets, use the synchronous Index CAP to translate crypto-to-crypto pairs into a crypto-to-U.S.-dollar equivalent. The synchronous Index CAP is used to establish a conversion rate for non-fiat denominated crypto pairs. Non-quote crypto assets are usually priced relative to a Quote Crypto Asset; therefore, the price can be converted into a U.S. dollar price by multiplying by the U.S. dollar Index CAP of the Quote Crypto Asset. For example, a non-quote crypto asset can be priced in Bitcoin, which is a Quote Crypto Asset. Therefore, you would convert the price of the non-quote crypto asset to its price in Bitcoin, and then convert that price to U.S. dollars. In either scenario, the crypto-to-crypto price is converted or “translated” into a crypto-to-U.S. dollar equivalent. This process is similar to how a foreign exchange rate would be used to convert or “translate” a crypto-to-forex price into a crypto-to-U.S. dollar equivalent.
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
vii.
Sum to find the Index CAP.

Changes in Index Methodology

The Index Methodology is subject to change, though changes are expected to be infrequent and consistent with the Index’s goal of including the most valuable coins that cover the majority of the Crypto Asset market based on market capitalization, while meeting criteria relating to liquidity, access to markets, available pricing, available custody options, and other criteria included within the Index’s rules, which we collectively refer to as meeting an “investment feasibility” standard. See “—Eligibility of Crypto Assets” for additional information.

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

In fiscal year 2025, the Committee approved by unanimous vote the following changes to the methodology:

•
The Committee added factors for consideration in determining the eligibility of individual crypto assets, such as supply issuance curves and cliffs, distribution of token ownership, usage or the potential for usage of the service, developer activity, and reputations of key contributors.
•
At each monthly rebalance, the Index will first weigh Eligible Crypto Assets based on free-float-adjusted market capitalization. The Index will then evaluate the weighting to ensure at least 87.5% of the Index is allocated to crypto assets for which the SEC has approved single-asset ETPs (“Approved Components”). In the event that less than 87.5% of the Index is allocated to Approved Components, the Index will reallocate the weight from non-Approved Components to Approved Components in a manner proportionate to their respective free-float-adjusted market-cap weights, until at least 87.5% of the Index is allocated to Approved Components. Further, on each NYSE trading day, the Index will evaluate its holdings as of 12:00 p.m. ET. If, on any such day, less than 86% of the Index is allocated to Approved Components, the Index will effect a rebalance at 4:00 p.m. ET on the same day so that at least 87.5% of the Index is allocated to Approved Components.

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

Eligibility of Crypto Assets

The Index is comprised of the top 10 coins measured by free-float-adjusted market capitalization. The Index is rebalanced monthly. Additional eligibility criteria are applied to screen coins for investment feasibility (as defined below), to ensure the integrity of the coins selected to comprise the Index, and to appropriately account for one-off events. As a result, the 10 coins that comprise the Index may not always completely correlate with lists of the “top 10 coins” posted on popular websites like CoinMarketCap.com. The Index will only consider for eligibility Crypto Assets that satisfy the following conditions as established by the Committee for each Crypto Asset:

1.
Is a cryptographically secured digital bearer instrument
2.
Has a price that is not pegged to another Crypto Asset, fiat currency, group of those currencies, or hard asset
3.
Is freely traded and can be freely held for the foreseeable future
4.
Trades on two or more Eligible Crypto Asset trading venues, without withdrawal issues specific to that Crypto Asset
5.
Is custodied by a third-party custodian regulated as a federally chartered bank or as a state trust company, and meets additional security practices, insurance requirements and business practice requirements as determined by the Committee. The list of approved custodians is reviewed and updated on an annual basis, or at the discretion of the Committee. As of January 23, 2025, the most recent date that the Committee performed a review of eligible custodians, the list of approved custodians was as follows:
i.
Anchorage
ii.
BitGo

iii.
Coinbase Custody
iv.
Fidelity Digital Assets
v.
Gemini Custody
6.
Has no known security vulnerabilities, including critical bugs, undue exposure to 51% attacks, or other factors, as determined by the Committee.
7.
Does not face undue risk of being in violation of U.S. federal securities laws in the opinion of the Committee, given presently known facts and circumstances. This is a risk-based assessment that considers whether the Crypto Asset may be deemed a security under U.S. federal securities laws and whether it is subject to regulatory action that may imperil the value of the Crypto Asset. Such assessment does not preclude legal or regulatory action based on the presence of a security. The Committee does not engage in legal analysis of any Crypto Assets or perform any analysis of Crypto Assets based upon any legal standards.

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

The following table sets forth all of the Crypto Assets included in the Index as of December 31, 2025, as well as Crypto Assets that were included in the list of the top 10 coins measured by market capitalization on CoinMarketCap.com as of December 31, 2025, but were deemed by the Committee not to satisfy each of the above- described eligibility requirements and were therefore not included in the Index:

Crypto Assets	Symbol	Included in / Excluded from Index	If excluded, reason for exclusion
Bitcoin	BTC	Included	—
Ethereum	ETH	Included	—
XRP	XRP	Included	—
Tether	USDT	Excluded	USDT is a stablecoin and has a price pegged to a fiat currency.
Binance Coin	BNB	Excluded	BNB has undue risk due to centralization concerns, as determined by the Bitwise crypto index committee.
Solana	SOL	Included	—
USD Coin	USDC	Excluded	USDC is a stablecoin and has a price pegged to a fiat currency.
Dogecoin	DOGE	Excluded	DOGE is a memecoin, as determined by the Bitwise crypto index committee.
Tron	TRX	Excluded	TRX has known protocol level security vulnerabilities, as determined by the Bitwise crypto index committee.
Cardano	ADA	Included	—
Chainlink	LINK	Included	—
Ethena USDe	USDE	Excluded	USDE is a stablecoin and has a price pegged to a fiat currency.
Avalanche	AVAX	Included	—
Hyperliquid	HYPE	Excluded	HYPE has not traded more than 1% of its free-float-adjusted market capitalization on eligible crypto asset trading venues.
Sui	SUI	Included	—
Stellar	XLM	Excluded	XLM has undue risk due to centralization concerns, as determined by the Bitwise crypto index committee.
Bitcoin Cash	BCH	Excluded	BCH is excluded at the discretion of the Bitwise crypto index committee due to low developer activity.
Hedera	HBAR	Excluded	HBAR has undue risk due to centralization concerns, as determined by the Bitwise crypto index committee.
UNUS SED LEO	LEO	Excluded	LEO has not traded more than 1% of its free-float-adjusted market capitalization on eligible crypto asset trading venues.
Litecoin	LTC	Included	—
Polkadot	DOT	Included	—

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

Additionally, laws, regulation or other factors may prevent Shareholders from benefiting from such Airdrops. For example, it may be illegal to sell or otherwise dispose of such assets, or there may not be a suitable market into which such assets can be sold (immediately after the Airdrop, or ever). For further information on Airdrops or Emissions recognized or not recognized during the fiscal years ended December 31, 2025, 2024 and 2023, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies—Investments and Valuation—Valuation during the periods presented.”

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

Overview of Index Constituents

As of December 31, 2025, the constituents in the Index and their weights were as follows:

Bitcoin	75.11%
Ethereum	15.41%
Ripple	4.76%
Solana	3.00%
Cardano	0.52%
Chainlink	0.37%
Litecoin	0.25%
Avalanche	0.23%
SUI	0.22%
Polkadot	0.13%

As of December 31, 2024, the constituents in the Index and their weights were as follows:

Bitcoin:	72.66%
Ethereum:	15.82%
Ripple:	4.69%
Solana:	3.62%
Cardano:	1.19%
Avalanche:	0.58%
Chainlink:	0.49%
Polkadot:	0.38%
Bitcoin Cash:	0.34%
NEAR Protocol:	0.23%

As of December 31, 2023, the constituents in the Index and their weights were as follows:

Bitcoin:	66.37%
Ethereum:	21.85%
Solana:	3.57%
Ripple:	2.66%
Cardano:	1.67%
Avalanche:	1.15%
Polkadot:	0.87%
Polygon:	0.75%
Chainlink:	0.67%
Litecoin:	0.43%

The following is an overview of the constituents in the Index as of December 31, 2025:

Bitcoin (BTC)

Bitcoin is the most well-recognized Crypto Asset in the world. As of December 31, 2025, Bitcoin is the largest Crypto Asset in the world by market capitalization. Bitcoin was invented in 2008 by a pseudonymous software developer, or a group of software developers, under the name Satoshi Nakamoto. Nakamoto published a white paper titled “Bitcoin: A Peer-to-Peer Electronic Cash System” on October 31, 2008, which provided the technical outline for launching the Bitcoin network. The network went live on January 3, 2009, when Nakamoto mined the first block of transactions, known as the “Genesis Block.”

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

Ethereum (ETH)

Ether is the native Crypto Asset of Ethereum, the second largest Blockchain network ranked by market capitalization as of December 31, 2025. Ethereum was described in a white paper in late 2013, and an online crowdsale to fund development took place between July and August 2014. The network went live in July 2015. Ethereum was specifically designed to power smart contracts, which are computer programs intended to enforce the performance of a contract that parties can codify and agree upon with minimal or no need of trusted intermediaries.

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

Due to Ethereum's focus on enabling innovation on its blockchain system, events like Hard Forks are significantly more common in Ethereum than in Bitcoin. For example, on September 15, 2022, Ethereum transitioned from a PoW network to a PoS network. This infrastructure upgrade was known as “The Merge.” This was only one of several Hard Forks the Ethereum Blockchain has undergone since inception. Some consider Ethereum’s stance as an advantage, while others perceive it as a risk, especially as the project grows larger and the cost of potential mistakes rises.

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

Solana (SOL)

Solana is a decentralized blockchain network with a focus on secure, low-fee, high-speed transactions that are paid for using the SOL, or the Solana blockchain’s native Crypto Asset. By leveraging Proof-of-History (“PoH”) and other breakthrough innovations, Solana allows for greater throughput than many other blockchains, with the ability to scale at the rate of Moore's Law. Solana, like Ethereum, is home to several use cases including gaming, DeFi, and non-fungible token (NFT) marketplaces.

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

Cardano (ADA)

Cardano (ADA): Cardano is a PoS blockchain and smart contract platform that facilitates secure payments and enables developers to build decentralized applications (“dApps”). Grounded in research and academia, the protocol and its token were named after 16th and 19th century polymaths, and its programming language, Haskell, is commonly used in the traditional finance and security sectors.

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

Litecoin (LTC)

Litecoin is a decentralized cryptocurrency and open-source blockchain designed for peer-to-peer transactions. Launched in 2011 as a lighter version of Bitcoin, the network utilizes a proof-of-work consensus mechanism to maintain a secure and immutable public ledger. It features a unique Scrypt hashing algorithm which allows for transaction confirmations that are four times faster than Bitcoin's. The native token, LTC, is used for peer-to-peer payments, value storage, rewarding miners, and settling network transaction fees.

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

Sui (SUI)

Sui is a proof-of-stake blockchain ecosystem engineered for internet-scale speed and low latency. Developed using the Rust programming language, it serves as a high-performance, scalable alternative to traditional blockchains that often struggle with network congestion. This design makes it particularly effective for use cases such as gaming, decentralized finance, and payments. The SUI token powers the network and serves as a gas asset, facilitates staking and network security, and enables participation in the storage fund.

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
•
persons holding interests in the Trust as part of a hedge, straddle, conversion or other “synthetic security” or integrated transaction;
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
•
persons subject to the alternative minimum tax or corporate alternative minimum tax; and
•
partnerships and other pass-through entities (or arrangements classified as partnership for U.S. federal income tax purposes) and holders of interests therein.

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

Entity Classification and Partnership Taxation

Classification of the Trust. The Trust is a statutory trust organized under Delaware law and it is anticipated that at all relevant times it will have at least two Shareholders and thus, subject to the discussion below under “—Publicly Traded Partnership Status,” it is intended that the Trust will be classified as a partnership for U.S. federal income tax purposes. It is anticipated that the Trust will not be classified as a grantor trust for U.S. federal income tax purposes because it will not hold a fixed pool of assets. As a partnership, the Trust generally will not normally be subject to federal income tax. Instead, each Shareholder will be required to report separately on its income tax return for each year its distributive share of the Trust’s items of income, gain, loss and deduction and will be taxed currently on that distributive share, regardless of whether the Shareholder has received or will receive a distribution of cash or other assets from the Trust. However, if an adjustment is made to any partnership-related item by the IRS, the Trust itself may be liable for any tax due.

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

Publicly Traded Partnership Status. Under the Code, a “publicly traded partnership” generally is treated as a corporation. A partnership is a “publicly traded partnership” if interests therein (i) are traded on an established securities market (as defined under the applicable Regulations (“PTP Regulations”)), or (ii) are readily tradable on a secondary market (or the substantial equivalent thereof) (“Readily Tradable”). Even if interests of a partnership are treated as Readily Tradable such that the partnership is classified as a publicly traded partnership, it would not be treated as a corporation for U.S. federal income tax purposes for any taxable year in which (i) it was not registered under the Investment Company Act and (ii) at least 90% of its gross income for that year (and each preceding year from the first year in which it was a publicly traded partnership) consisted of “qualifying income.” “Qualifying income” is defined to include interest (except interest “derived in the conduct of a financial business,” which exception, for example, does not include interest from commercial mortgages held as investments) and dividends and gain from the sale or disposition of a capital asset. Qualifying income also includes any income that would qualify f or (i) a regulated investment company (mutual fund), and (ii) a real estate investment trust. Qualifying income also includes income and gains from commodities or futures, forwards and options with respect to commodities, if a principal activity of the partnership is buying and selling commodities or options, futures, or forwards with respect to commodities. Bitcoin, Ether, Solana, XRP, Cardano, Chainlink, and Stellar currently have options or futures traded on U.S. commodities exchanges. Although the IRS has not formally recognized that crypto that have options or futures traded on U.S. commodities exchanges are commodities for the purposes of the publicly traded partnership tests, historical IRS authority would support the position that any asset that has options or futures traded on a U.S. commodities exchange is a commodity. The Trust intends to take the position that the crypto assets that have options or futures traded on U.S. commodities exchanges are commodities for the purposes of the qualifying income test. The Trust anticipates that a principal activity of the Trust will be buying and selling commodities or options, futures, or forwards with respect to commodities. However, the test is applied separately to each year. If the Trust were to fail the qualifying income test, it would be taxed as a corporation.

Qualifying income generally does not include compensation for the performance of services or income from other trade or business activities. As long as the Trust limits its gross income from “non-qualifying income” to no more than 10% of its gross income and is not required to be registered under the Investment Company Act on a continuing basis, and assuming there is no change in law or relevant change in our structure, it should not be treated as a corporation for U.S. federal income tax purposes. Thus, it is anticipated that the Trust will be taxed as a partnership for U.S. federal income tax purposes.

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

If the Trust were considered an investor rather than a trader in securities (an annual determination which is generally based on facts and circumstances), expenses incurred by the Trust, including the Management Fee, would generally constitute “miscellaneous itemized deductions.” Miscellaneous itemized deduction are not currently deductible by individuals or other non-corporate taxpayers. In determining his, her or its miscellaneous itemized deductions, a non-corporate partner in a partnership, such as the Trust, must take into account his, her or its distributive share of the partnership’s deductions. The Sponsor will receive Management Fees. If the Management Fees and/or such other expenses are characterized as “miscellaneous itemized deductions,” each non-corporate Shareholder would be required to include his, her or its allocable share thereof in calculating deductible miscellaneous itemized deductions, if any.

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

Possible Legislative or Other Changes

This discussion is based on the Code and applicable Regulations effective as of the date of this Annual Report on Form 10-K, including amendments to such laws resulting from legislation enacted in 2025. Future legislative, regulatory, or administrative changes, or court decisions may significantly change the tax rules applicable to the Trust and the Shareholders. The Code, with respect to all of the foregoing matters and other matters that may affect the Trust or the Shareholders, is constantly subject to change by Congress. Congress, in 2025, enacted a major overhaul of the Code. In recent years there have been significant changes in the Code, many of which are being reconsidered by Congress and interpretations of which are being considered by the Service and the courts. It is not possible at this time to predict whether or to what extent any changes in the Code or interpretations thereof will occur. Prospective investors should note that the Trust will not undertake to advise Shareholders of any legislative or other similar developments. Such Shareholders should consult their own tax advisors regarding pending and proposed legislation or other changes.

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

Prices of Crypto Assets have fluctuated widely for a variety of reasons, including negative perception and a lack of stability and standardized regulation in the Crypto Asset economy and may continue to experience significant price fluctuations. Since the inception of the Trust, volatility has had a significant impact on the fair market value of the Portfolio Crypto Assets, to date resulting in a large positive change in the Trust’s net realized and unrealized gain on investment in Crypto Assets, but also periods of significant negative changes. For example, Bitcoin’s average price has seen significant volatility over recent years. From the Trust’s inception on November 22, 2017, through the end of 2018, the average price was $8,119.40 per Bitcoin. It climbed to $11,107.74 in 2020, followed by a substantial surge to $47,422.06 in 2021. However, the average dropped to $28,197.75 in 2022 and remained relatively stable at $28,836.24 in 2023. In 2025, the average price has hovered around $101,625.05. Bitcoin reached an all-time high of $125,492.00 on October 6, 2025, fueled by continued inflows into Spot Bitcoin ETFs and rising investor enthusiasm. However since then, Bitcoin’s price has fallen 47.74% to $65,586.99 as of February 27, 2026. Given ongoing volatility, there can be no assurance that bitcoin will continue to positively impact the value of the Portfolio Crypto Assets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Portfolio Crypto Asset Prices.”

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

In addition, users transacting on Crypto Asset exchanges and trading venues receive few if any of the market protections that they would when transacting through broker-dealers on registered securities exchanges or alternative trading systems, such as best execution, prohibitions on front running, short sale restrictions, and custody and capital requirements. This lack of safeguards can lead to increased risks for investors. Additionally, Crypto Asset prices on exchanges and other trading venues have been highly volatile, influenced by factors such as liquidity levels, exchange-specific interruptions, and external events like cyberattacks, regulatory changes, or exchange bankruptcies. Even prominent exchanges have experienced operational disruptions, including thefts from hot wallets, distributed denial-of-service (“DDoS”) attacks, and sudden suspensions of trading, all of which can negatively impact the liquidity and prices of Crypto Assets.

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

These risks also apply to other Crypto Asset trading venues, including over-the-counter markets and derivatives platforms, which may be used by Crypto Asset exchanges and therefore by the Sponsor in calculating the NAV of the Trust. The Trust aims to minimize exposure to individual exchange disruptions by using multiple data sources and liquidity providers. However, despite efforts to ensure accurate pricing, the Trust remains subject to market volatility affecting Crypto Asset prices. A decline in active exchanges could adversely impact on the value of Crypto Assets and an investment in the Trust.

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

The ongoing development and acceptance of the Bitcoin and Ethereum networks, and the blockchain networks underlying other Portfolio Crypto Assets, are crucial for their sustained value. However, many networks face significant challenges, including high transaction fees and slow settlement times, which can hinder their scalability. Although solutions like the Lightning Network for Bitcoin and Ethereum Improvement Proposals (“EIPs”) such as EIP 7781 are designed to enhance network throughput, their long-term effectiveness remains uncertain. Any slowing, stopping, or reversal in the growth, acceptance, or usage of these networks and associated technologies may adversely affect the prices of Bitcoin and Ether, and therefore, the value of an investment in the Shares.

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

The price of Crypto Assets may be affected due to stablecoins (including Tether and USD Coin, or “USDC”), the activities of stablecoin issuers and their regulatory treatment.

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

In addition, stablecoins are subject to evolving regulatory requirements in the United States. For example, on July 18, 2025, the President Trump signed the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) into law, establishing a federal framework for certain “payment stablecoins,” and U.S. regulators have begun related implementation efforts (including requests for comment and other actions). The GENIUS Act includes provisions addressing the regulatory treatment of certain “payment stablecoins,” including provisions that may affect whether certain payment stablecoins are treated as “securities” under the federal securities laws. However, the scope and interpretation of these provisions and their application to particular stablecoin structures may evolve and may not cover all stablecoin products, programs, or arrangements.

In addition, some regulators have argued that certain stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for Crypto Assets such as Ether, could cause artificial rather than genuine demand for Ether, potentially inflating the price of Ether or other Crypto Assets. Critics also argue that those associated with certain stablecoins may be involved in money laundering or evading sanctions. On February 23, 2021, the New York Attorney General announced a settlement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. In addition, in June 2025, the U.S. Department of Justice (“DOJ”) announced an action to recover approximately $225.3 million in USDT linked to alleged cryptocurrency investment scams, and, in January 2026, the DOJ announced charges alleging that USDT and other crypto assets were used to launder proceeds of corruption. These and similar regulatory, supervisory, and law-enforcement actions may result in the freezing, seizure, delisting, or reduced utility of particular stablecoins, which could reduce liquidity in bitcoin markets and adversely affect the price of the Crypto Assets and, in turn, the value of the Shares.

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

While USDC is designed to maintain a stable value at $1.00, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Since then, USDC has generally traded near its intended $1.00 value, but it has experienced fluctuations. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could affect stablecoin operations and adversely affect the value of the Shares. In addition, implementation of the GENIUS Act and evolving U.S. stablecoin regulation could require stablecoin issuers and market participants to obtain licenses or approvals, satisfy reserve and disclosure requirements, or restrict certain activities, any of which could affect stablecoin availability and liquidity. An affiliate of the Sponsor has a minority equity interest in the issuer of USDC. Similar to Tether, a large amount of USDC is issued as ERC-20 tokens on the Ethereum network. If USDC were to no longer be issued or to cease operating on the Ethereum network, demand for Ether used to pay gas fees for ERC-20 USDC transactions could decline, and a substantial source of demand for Ether could be eliminated, which could cause the price of Ether to decrease and negatively affect the value of the Shares.

Some stablecoins have been alleged to be securities under the federal securities laws and the regulatory status of stablecoins remains in flux. For example, on June 5, 2023, the SEC alleged in a complaint that the stablecoin BUSD, a U.S. dollar stablecoin associated with the Binance ecosystem, was a “crypto asset security” and that Binance “offered and sold to U.S. investors as part of a profit-earning scheme within the Binance ecosystem.” However, on June 28, 2024, a federal judge dismissed the SEC's claim that BUSD was a security, stating that the SEC failed to credibly establish that BUSD was offered or sold as such. On May 29, 2025, the SEC filed a joint stipulation to dismiss, with prejudice, the civil enforcement action against Binance entities and founder Changpeng Zhao, and stated that the dismissal decision did not necessarily reflect the Commission’s position on other litigation or proceedings. In another example, in November 2023, the financial technology company PayPal disclosed in a filing that it had received a subpoena from the SEC relating to the PayPal USD stablecoin that requested the production of documents. PayPal later disclosed that, in February 2025, the SEC communicated it was closing this inquiry without enforcement action.

More recently, in April 2025, the SEC’s Division of Corporation Finance staff issued a statement regarding “Covered Stablecoins,” expressing the staff view that the offer and sale of Covered Stablecoins does not involve the offer and sale of securities and that persons participating in the “minting” and redemption of Covered Stablecoins do not need to register such transactions with the Commission under the Securities Act. This staff statement is not a rule, does not bind the SEC or courts, and may be modified or withdrawn, and it does not address all stablecoin structures (including stablecoins offered with yield, profit-sharing, governance rights, or other investment-like features).

If a widely used stablecoin were determined not to qualify for (or otherwise to fall outside) the statutory and staff positions described above, or a stablecoin-related product or program were legally determined to be a security, this could trigger mass redemptions and broader instability in the Crypto Asset market, negatively impacting the value of the Shares.

Given the foundational role that stablecoins play in global Crypto Asset markets, their fundamental liquidity and actual stability can have a dramatic impact on the broader Crypto Asset market, including the market for Portfolio Crypto Assets.

Because a large portion of the Crypto Asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in Crypto Assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other Crypto Assets (including Portfolio Crypto Assets), regulatory changes affecting stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, and enforcement actions or sanctions targeting stablecoin-related activity could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the market of Portfolio Crypto Assets, and affect the value of Portfolio Crypto Assets, and in turn impact an investment in the Shares.

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
•
A “Sybil attack” occurs when a single entity or a concentrated number of entities attempt to gain disproportionate influence on the Blockchain by creating multiple fake identities (or “Sybil identities”). This undermines the network’s integrity and can facilitate further attacks, including 51% attacks.
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

Recent events have heightened these risks. For example, the SEC has initiated actions against major crypto exchanges like Coinbase and Binance, alleging unregistered securities operations. This increased regulatory activity has led to uncertainty, negatively impacting market confidence and potentially affecting the operations of the Trust.

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

Despite ongoing efforts to enhance the speed and throughput of Crypto Asset transactions, scaling solutions have yet to fully address these challenges. As demand for Blockchain network usage grows, transaction fees and settlement times may increase. For instance, the Bitcoin network can handle approximately 3-7 transactions per second, while the Ethereum network manages about 15 transactions per second. During periods of peak demand, these networks have experienced significant congestion. In December 2023, increased activity on the Bitcoin network led to transaction fees rising to as high as $37 to $52, with over 300,000 pending transactions. Similarly, Ethereum transaction fees peaked at $200 per transaction in April 2022, though they have since decreased to approximately $0.09 as of December 31, 2025. Such increased fees and slower settlement speeds could reduce the utility of Crypto Assets for use cases like micropayments. The lack of financial incentives for core developers of Blockchains may also slow down the development of critical upgrades. Developers who contribute to network improvements typically lack steady funding, which could lead to reduced motivation to resolve emerging challenges or to achieve consensus on solutions. This could delay necessary scalability and security enhancements, further exacerbating network congestion and increasing transaction fees.

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

The market for Crypto Assets, including Bitcoin and Ether, tends to experience significant fluctuations due to shallow trade volumes and limited liquidity, especially during periods of market stress. Ownership concentration can be high, with a small number of holders controlling substantial amounts of assets, which can make it difficult to execute large trades in a timely and market-efficient manner. For example, as of December 31, 2025 the largest 100 Bitcoin wallets held approximately 15.26% of the Bitcoin in circulation, the largest 100 Ether wallets held approximately 17.68% of the Ether in circulation, the largest 100 SOL wallets held approximately 22.76% of the SOL in circulation and the largest 100 XRP wallets held approximately 67.88% of the XRP in circulation. This concentration increases the risk that significant sales could disrupt prices, leading to sharp declines and potential losses.

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

As Crypto Assets have gained widespread adoption and increased in market size, various U.S. federal, state, local, and foreign governmental agencies, as well as consumer advocacy groups, have escalated their scrutiny of crypto networks, users, and platforms. Areas of concern include the use of Crypto Assets for illicit activities, funding of criminal or terrorist enterprises, and the safety and integrity of platforms holding Crypto Assets on behalf of users. These entities have increasingly called for heightened regulatory oversight and issued advisories warning users and investors of the risks associated with Crypto Assets. See “—Risks Related to Regulatory and Compliance” for additional information.

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

When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, Crypto Assets, they generally do not transact directly with counterparties other than the authorized participant, a liquidity provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with anti-money laundering and know-your-client regulations. When an authorized participant or liquidity provider sources Crypto Assets in connection with the creation of the Shares or facilitates transactions in Crypto Assets at the direction of the Trust or the Sponsor, it directly faces its counterparty and, in all instances, the authorized participant or liquidity provider, as applicable, follow policies and procedures designed to ensure that it knows the identity of its counterparty. The authorized participant is a registered broker-dealer and therefore subject to anti-money laundering and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by FinCEN (as defined below) and further overseen by the SEC and Financial Industry Regulatory Authority (“FINRA”).

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

The decentralized governance structures mean there is no central authority to enforce decisions, which can slow responses to critical vulnerabilities. For example, in 2010, a flaw in the Bitcoin network allowed an attacker to generate an excessive number of Bitcoins, which was quickly rectified through a software update. More recently, in 2023, a vulnerability known as the “replacement cycling attack” threatened the security of the Bitcoin Lightning Network, necessitating urgent patches. Similarly, in March 2024, a flaw in the Ethereum network’s Sepolia testnet enabled attackers to create blocks that some nodes accepted while others rejected, prompting immediate software updates. Additionally, a vulnerability in one of Ethereum’s smart contract programming languages exposed contracts to potential exploitation, leading to significant financial losses. While patches were released, concerns about the long-term effectiveness of these fixes persist, highlighting the governance challenges in managing security risks.

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
•
“>50% attack” where, if a Validator or group of Validators acting in concert were to gain control of more than 50% of the staked Ether, a malicious actor could censor transactions or reorder blocks that have not yet been finalized for their own advantage such as “double-spending” their own tokens or maximal extractable value (“MEV”) extraction.
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

Bitcoin is generated through a process known as Mining, where Miners are rewarded with newly mined Bitcoin for successfully adding blocks to the Bitcoin Blockchain. As of December 2025, each new block yields 3.125 Bitcoin, following the scheduled halving event in April 2024, which reduced the reward from 6.25 Bitcoin. This reduction in block rewards may impact the profitability of Mining operations, particularly those with narrow profit margins, potentially leading to increased sales of newly mined Bitcoin to cover operational costs.

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

Additionally, Bitcoin Mining is highly sensitive to fluctuations in energy prices and Bitcoin market prices. Mining requires specialized computers that consume significant amounts of energy, and the marginal cost of Mining can vary based on energy prices and competition among Miners. If the cost of Mining exceeds the potential profit, some Miners may cease operations, which could slow transaction processing on the Bitcoin network and reduce its security against potential attacks. Furthermore, federal or state governments in key jurisdictions, including the United States, are considering regulations targeting Bitcoin Mining’s energy consumption, which could further increase operational costs or restrict Miner activity. The combined impact of reduced profitability, increased sales of newly mined Bitcoin, and fluctuating operational costs could negatively affect the price of Bitcoin, thereby impacting the value of an investment in the Shares.

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

The emergence of cloned networks can introduce competition that disrupts the market dynamics of the original network. For example, in 2020, Binance Smart Chain (“BSC”) cloned Ethereum’s open-source code to create a separate network that utilized the Proof-of-Staked Authority consensus mechanism. By offering faster transactions and lower fees while maintaining compatibility with Ethereum’s Virtual Machine, BSC attracted developers and dApps away from Ethereum network. This shift led to a diversification of activity across multiple platforms, potentially reducing demand for Ether and impacting its market value. Similarly, while Bitcoin has not faced direct large-scale cloning, projects like Bitcoin Private (“BTCP”)—a merge fork of Bitcoin and ZClassic—illustrate how cloned networks can trigger market volatility. In 2018, the creation of BTCP led to speculation that impacted the prices of both Bitcoin and ZClassic. Although not as widespread, the emergence of a significant clone that gains market traction could negatively impact the market value of Bitcoin.

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

In addition to these infrastructure risks, DeFi protocols often incorporate decentralized governance structures controlled by holders of the protocol’s native Crypto Assets. These holders have the authority to propose, vote on, and implement changes to the protocol’s operations, such as modifying key parameters, altering source code, or reallocating funds from the protocol’s treasury. While intended to enhance decentralization, the exercise of these governance rights may not always align with the best interests of the protocol or its stakeholders. Decisions made by Crypto Asset holders—whether intentional or inadvertent—could disrupt the protocol’s functionality, introduce security vulnerabilities, or impair its proper operations, potentially causing a decline in the value of the protocol’s associated Crypto Assets. See risk entitled “Decentralized governance and amendments to Bitcoin and Ethereum networks, if accepted and authorized by the Bitcoin or Ethereum networks, could adversely affect an investment in the Trust” for more information.

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

Attackers may exploit flaws in the smart contract’s code to manipulate its behavior or siphon funds. For example, in June 2016, a flaw in the DAO’s smart contract allowed a hacker to divert approximately $60 million worth of Ether, causing a 35% drop in Ether’s price and leading to a contentious Hard Fork of the Ethereum network. More recently, in March 2023, Euler Finance suffered a flash loan attack resulting in losses of approximately $197 million, and in September 2023, Mixin Network experienced a hack due to a compromised database, losing $200 million. Even protocols that have undergone extensive security audits remain vulnerable, as it is challenging to anticipate all potential threats in real-world environments. Additionally, some smart contracts are governed by “admin keys” held by individuals with special privileges, enabling them to modify contract parameters, access funds, or alter data inputs and outputs. If these keys are compromised, unauthorized changes to the smart contracts or fund withdrawals can occur. In decentralized projects governed by governance tokens, decision-making power may be concentrated among a small group of core members, enabling unilateral changes that could harm users and diminish the value of the associated Crypto Assets.

These vulnerabilities and exploits can lead to negative publicity and a loss of confidence in DeFi applications and the broader Blockchain ecosystem. For Bitcoin, while the network primarily supports simpler smart contracts like multi-signature wallets and hashed time lock contracts (“HTLCs”), it is not immune to risks. For instance, a 51% attack could disrupt transactions and undermine network integrity. Layer 2 solutions and sidechains, such as the Lightning Network, Stacks, and Liquid Network, have extended Bitcoin’s functionality but also introduce new risks similar to those faced by Ethereum-based applications. dApps built on these solutions may be susceptible to hacks, coding bugs, or vulnerabilities that result in malfunctioning or failure to operate as intended. Information asymmetries may also exist, even in open-source smart contracts, allowing certain participants to exploit hidden technological or informational advantages. This environment can foster fraudulent schemes like exit scams, “rug pulls,” or Ponzi schemes, where developers or influencers manipulate smart contracts for personal gain.

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

The Trust relies heavily on the expertise and contributions of the executive officers and other key personnel of the Sponsor and Bitwise, including Hunter Horsley, Paul “Teddy” Fusaro, Matthew Hougan, and Hong Kim. These individuals are critical to managing the Trust’s business, operations, and investment strategy. The loss of any of these individuals would be difficult to replace and could involve significant time and expense, potentially delaying or preventing the achievement of the Trust’s objectives. Moreover, the Sponsor and Bitwise do not maintain key man life insurance policies on these executives, which could exacerbate the negative impact of their absence.

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

By purchasing the Shares, Shareholders agree and consent to the provisions set forth in the Trust Agreement, including the Sponsor’s discretion in managing conflicts. While the Sponsor seeks to allocate investment opportunities fairly, these inherent conflicts of interest could adversely affect the Trust’s operations and returns. See “Item 10. Directors, Executive Officers and Corporate Governance—Description of the Trust Agreement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” for more information.

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

An investment in the Trust involves significant risks, including the potential for the complete loss of the investment. The Trust operates as a passive investment vehicle, and the Sponsor will generally not actively manage the Portfolio Crypto Assets held by the Trust, except in limited circumstances where activities such as Staking or lending are deemed to be in the Trust’s best interest and permitted by applicable laws, rules, and regulations. Unlike actively managed funds, the Trust will not attempt to mitigate losses during adverse market conditions or capitalize on opportunities for price increases; instead, it will hold investments that track the Index regardless of market performance. Consequently, the Trust’s NAV may be adversely affected, and investors may sustain losses that could have been avoided through active management.

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

The Custodian manages the Trust’s segregated Custodial Account, which holds private keys enabling the transfer of ownership or control of the Trust’s Portfolio Crypto Assets. The Custodial Account employs offline “cold” storage to safeguard the private keys, ensuring they remain disconnected from the internet. The Custodian’s services facilitate deposits of Portfolio Crypto Assets to the Trust’s Custodial Account and withdrawals to Blockchain addresses controlled by the Trust or Sponsor.

The Custodian’s fees are a Sponsor-paid expense effectively included in the Management Fee and are subject to periodic adjustments with advance notice. The Custodian reserves the right to adjust its fees at any time with at least 30 days’ advance notice. If the parties cannot agree on new pricing, either may terminate the Custodian Agreement.

The Custodian serves as a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Advisers Act. While the Portfolio Crypto Assets in the Custodial Account are considered fiduciary assets and remain the Trust’s property at all times, the Custodian or Sponsor may terminate the Custodian Agreement for Cause (as defined in the applicable agreement) at any time during the initial term and, after the initial term, for any reason upon 30 days’ notice. The Sponsor also has the right to remove the Custodian and may appoint an additional or replacement custodian by entering into a new custodian agreement on behalf of the Trust. If the Custodian resigns or is removed and no replacement acceptable to the Sponsor is engaged, the Trust may be forced to dissolve in accordance with the Trust Agreement, triggering liquidation of its assets and potential adverse effects on investors. For more information, see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance—The Custodian and the Custodial Services Agreement.”

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

The Index may not achieve its intended objective of tracking a basket of Crypto Assets that represents a majority of the total free-float-adjusted market capitalization due to its rules-driven investment policies and the evolving nature of the Crypto Asset market. As new Crypto Assets are continuously created, the proportion of the total market capitalization represented by the top ten Crypto Assets may decrease. At its inception on October 1, 2017, the Crypto Assets in the Index represented approximately 83% of the total market capitalization of all Crypto Assets, which has since decreased to around 75% as of December 31, 2025. The Index, which tracks only the top ten Crypto Assets by free-float-adjusted market capitalization and is rebalanced monthly, may consequently cover a diminishing portion of the overall market.

Furthermore, the Trust’s investment policies and Index Methodology—including specific eligibility criteria and a monthly rebalancing schedule—may lead to the Index’s under-representation of Crypto Assets that are increasing in value and overrepresentation of those that are declining in value. As a result, the composition of the Index may not always align with the “top 10 Crypto Assets” lists available on popular websites like CoinMarketCap.com, potentially causing delays in adjusting the Trust’s portfolio to market changes. Consequently, the Trust may underperform relative to other investment options that invest in different or additional Crypto Assets and do not follow similar investment policies, which could have an adverse effect on the Trust and on the value of an investment in the Trust.

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

The Sponsor is solely responsible for determining the Trust’s NAV Per Share, and computing the Trust’s NAV in accordance with Article 6 of the Trust Agreement. Historically, for periods through June 30, 2021, the Trust relied on a blended pricing approach for calculating the value of its Portfolio Crypto Assets. Following a comprehensive review, the Sponsor transitioned to a principal market-based valuation method effective August 31, 2021, subsequently engaged Lukka, Inc. as a third-party valuation vendor in February 2023 to further refine this process and then transitioned to CF Benchmarks Ltd. in June 2025. Despite these updates, the determination of NAV Per Share remains the responsibility of the Sponsor.

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

The Shares have not been registered under the Securities Act of 1933, as amended (“Securities Act”) or the securities laws of any U.S. state or other jurisdiction, and therefore cannot be resold unless they are subsequently registered or an exemption from registration is available; however, such registration is not planned. The Trust sells Shares only to investors who are “accredited investors” under U.S. securities laws, rendering these Shares as “restricted securities” under Rule 144 of the Securities Act (“Rule 144”). These Shares become “unrestricted” one year and a day after acquisition, but affiliates and insiders are subject to additional resale restrictions, including limitations on the number of Shares that may be resold within any three-month period. Because of the holding period under Rule 144 and the lack of an ongoing redemption program for Shareholders who invest directly into the Trust, the Trust cannot rely on arbitrage opportunities resulting from differences between the price of the Shares and the Trust’s NAV Per Share to keep the price of the Shares closely linked to the relevant Portfolio Crypto Assets. As a result, the value of the Shares may not approximate, and the Shares may trade at a substantial premium over, or discount to, the Trust’s NAV Per Share.

Furthermore, fluctuations in market supply and demand could also contribute to such price deviations. The Trust’s NAV Per Share fluctuates with changes in the market value of the Portfolio Crypto Assets, which may trade in 24-hour marketplaces, while the Exchange (as defined below) operates during limited hours each day. This discrepancy could lead to significant differences between the NAV Per Share and the trading price of the Shares. During periods when Exchange is closed but markets for the Portfolio Crypto Assets are open, significant price movements can occur, which could result in a divergence between the value of the Portfolio Crypto Assets and the most recent NAV Per Share or closing trading price of the Shares. Even during periods when the Exchange is open, large marketplaces for the Portfolio Crypto Assets (or a substantial number of smaller marketplaces) may be lightly traded or be closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares. If the price of Portfolio Crypto Assets drops significantly during the hours the Exchange is closed, Shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly worsening market.

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

While an investment in the Shares is not a direct investment in the Portfolio Crypto Assets, the NAV of the Trust relates primarily to the value of the Portfolio Crypto Assets, and fluctuations in the price of such Portfolio Crypto Assets could materially and adversely affect the value of the Shares. A substantial majority of the Portfolio Crypto Assets are concentrated in Bitcoin and Ether, which represented approximately 75% and 15%, respectively, of the Trust’s NAV as of December 31, 2025, and as a result, the underlying value of the Shares depends disproportionately on the value of Bitcoin and Ether. Any future decline in the value of these Crypto Assets would be expected to have a greater effect on the value of the Shares than any other of the Portfolio Crypto Assets. The value of Crypto Assets is extremely volatile, and both Bitcoin and Ether have in the past experienced significant declines in value.

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

There are several factors the Sponsor will consider in providing assurances and non-objections to the lending arrangements with regard to Shares. First, the Trust will only grant consent to allow for Shares to be used in lending arrangements for Shares purchased by the prospective pledgor directly from the Trust, and that are “restricted securities” within the meaning of Rule 144, and consent will not be granted by the Trust for lending arrangements involving any Shares that the pledgor purchases from any person other than the Trust and for any Shares that are not “restricted securities” within the meaning of Rule 144. Second, in order for the Trust to grant consent to the proposed lending arrangement, the pledgor and the secured party must both agree to remain in full compliance with all obligations and responsibilities under the subscription agreement with the Trust, with regard to all organizational documents of the Trust, and with all applicable laws, rules and regulations relating to these Trust obligations. Third, neither the pledgor nor the secured party may be an affiliate of the Trust, or any affiliate of the Trust, and may not become an affiliate at any time during the term of the lending arrangement. And fourth, the Trust will only consent to the lending arrangement if the secured party agrees that any sale of the collateral will only be made in transactions registered under the Securities Act, or in transactions for which the secured party delivers an opinion of counsel to the Trust that such transactions are exempt from registration under the Securities Act, and will only be made in transactions and to purchasers that are eligible to be holders of the Trust in accordance with the Trust’s organizational documents and are otherwise in compliance with all applicable securities laws.

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

If the Trust were to cease accepting new subscribers—investors invest in the Trust by purchasing newly issued Shares— it is possible that the number of Portfolio Crypto Assets represented by each Share would decrease. These investments enable the Trust to acquire additional Portfolio Crypto Assets, thereby maintaining or increasing its holdings relative to its expenses.

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

On December 8, 2025, the Shares were approved by the NYSE Arca for listing and trading on the Exchange under the ticker symbol “BITW”. The Shares began trading on the Exchange on December 9, 2025. However, there is no assurance that such trading market will be maintained or continue to develop. In addition, the Exchange may halt the trading of the Shares for a variety of reasons. To the extent that Exchange halts trading in the Shares, whether on a temporary or permanent basis, investors may not be able to buy or sell Shares, which could adversely affect the value of the Shares. If an active trading market for the Shares does not continue to exist, the market prices and liquidity of the Shares may be adversely affected.

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

Compliance with these rules and regulations may demand significant time and effort from the Sponsor’s management and personnel, potentially diverting attention away from day-to-day operational activities. This increased focus on compliance could also place considerable strain on the Trust’s financial and management systems, internal controls, and workforce. If the Trust fails to comply with these regulatory requirements or meet the Exchange's continued listing standards, which include maintaining a minimum per-share bid price, market capitalization, net tangible assets, and public float, the Shares may no longer be permitted to trade on the Exchange, resulting in adverse consequences for the Shareholders, including limited availability of market quotations and reduced liquidity for the Shares.

The Trust is not a registered investment company and is not subject to the CEA, which limits Shareholder protections and may increase the Trust’s exposure to unregulated risks.

The Trust is not a registered investment company subject to the Investment Company Act. Consequently, Shareholders of the Trust do not have the regulatory protections provided to Shareholders in registered and regulated investment companies, which, for example, require investment companies to have a certain percentage of disinterested directors and regulate the relationship between the investment company and certain of its affiliates. Further, the Trust will not hold or trade in commodity futures contracts regulated by the CEA, as administered by the CFTC. The Trust will not engage in “retail commodity transactions” - any Crypto Asset transaction entered into on a leveraged, margined or financed basis. Such transactions are deemed to be commodity futures under the Commodity Exchange Act and subject to CFTC jurisdiction. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA. Consequently, Shareholders will not have the regulatory protections provided to Shareholders in CEA-regulated instruments or commodity pools.

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

The regulatory landscape for Crypto Assets in the United States is complex and evolving, with multiple federal and state agencies actively overseeing various aspects of their use, trading, and compliance obligations. These agencies include, but are not limited to, the SEC, the U.S. Commodity Futures Trading Commission (“CFTC”), the Financial Crimes Enforcement Network (“FinCEN”), the Office of Foreign Assets Control (“OFAC”), the Office of the Comptroller of the Currency, the Federal Reserve Board, the U.S. Treasury Department, the Consumer Financial Protection Bureau, the Federal Trade Commission, the Internal Revenue Service, the DOJ and various state financial regulators and state Attorneys General.

The jurisdiction of federal and state regulators over Crypto Assets depends on their classification. Crypto Assets may be deemed “securities,” “commodities,” “virtual currencies,” or another asset type. Each classification can trigger different regulatory frameworks and oversight responsibilities. For example, a Crypto Asset like Ether could be classified by the SEC as a “security” under U.S. federal securities laws, depending on its use and the circumstances surrounding specific transactions. Ether may also be classified by the CFTC as a “commodity interest” under the Commodity Exchange Act, or by state regulators as a form of virtual currency subject to state money transmission laws. Although U.S. courts have ruled in some circumstances that Bitcoin is a commodity and acknowledged the CFTC’s position that Ether should be considered a commodity, no comprehensive federal court ruling conclusively establishes that Bitcoin, Ether, or any other Crypto Asset, is a security, commodity, or other form of asset under all circumstances. In December 2025, the CFTC withdrew certain interpretive guidance relating to “retail commodity transactions” in digital assets. However, the scope of the CFTC’s jurisdiction and the application of the Commodity Exchange Act to digital asset products and transactions (including transactions involving Ether) remain subject to change through legislation, regulation, agency interpretation, and judicial decisions.

In recent years, the SEC has increased enforcement actions and investigations in the crypto sector, targeting entities it deems in violation of securities laws. This includes actions against platforms such as Kraken for offering unregistered securities and staking services, as well as investigations into certain digital asset platforms and service providers. In 2025, the SEC dismissed a number of pending civil enforcement actions involving major crypto market participants, including Coinbase. The SEC also proposed, adopted, or withdrew several rules and issued multiple staff statements and other staff guidance in 2025 that could significantly impact the digital asset industry. The SEC also raised concerns about compliance and market oversight of digital assets, and emphasized retail investor protection and market integrity as key priorities. These regulatory actions and heightened scrutiny extend to emerging areas such as DeFi protocols, creating additional legal challenges and market uncertainty.

However, recent SEC developments indicate possible shifts in its regulatory approach, although the SEC’s long-term direction remains uncertain. The SEC approved multiple spot Bitcoin ETFs for the first time in January 2024 followed by the approval of multiple spot Ethereum ETFs in July 2024, including the Bitwise trusts holding Bitcoin and Ether. These approvals do not constitute a binding determination of the legal classification of Bitcoin or Ether under the federal securities laws or the Commodity Exchange Act for all purposes. More recently, the SEC, among other things: (i) issued Staff Accounting Bulletin No. 122 on January 23, 2025, which rescinded Staff Accounting Bulletin No. 121; (ii) announced the formation of a Crypto Task Force on January 21, 2025; (iii) issued multiple staff statements in 2025 addressing, among other things, certain protocol staking activities and disclosure practices for crypto asset ETPs; and (iv) approved orders and exchange rule changes in 2025 affecting crypto asset ETP operations (including permitting in-kind creations and redemptions for certain Bitcoin- and Ether-based crypto asset ETPs and adopting generic listing standards for commodity-based trust shares). That said, any permanent regulatory shift remains uncertain at this time, and there is no assurance a more favorable U.S. regulatory environment will emerge at the federal or state levels. Any adverse regulatory developments or enforcement actions could negatively impact the value of these assets and related products, including the Trust.

The SEC has also regularly stated that certain Crypto Assets may be considered “securities” under federal securities laws, and this classification can have significant implications for Crypto Assets, including certain Portfolio Crypto Assets. The legal test for determining whether any given Crypto Asset, product, or service is an investment contract security was set forth in the 1946 Supreme Court case SEC v. W.J. Howey Co., and whether any given Crypto Asset, product, or service is a note, is discussed in the 1990 Supreme Court case Reves v. Ernst & Young. Determining whether any given Crypto Asset, product, or service is a security requires a highly complex, fact-driven analysis. Accordingly, whether any given Crypto Asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions we may draw regarding the likelihood that a particular Crypto Asset, product or service could be deemed a “security” or “securities offering” under applicable laws. Certain statements by SEC officials have suggested that Bitcoin does not meet the criteria of an investment contract under the federal securities laws. Former SEC Director William Hinman also stated in 2018 that Ether, in its decentralized form at the time, did not meet these criteria; but former SEC Chairman Gary Gensler suggested that ether might be a security in certain public remarks during his tenure. In addition, in May 2025 the staff of the SEC’s Division of Corporation Finance issued a statement regarding the acceptability of certain protocol staking activities; however, staff statements reflect staff views, are not binding on the Commission, and may be withdrawn or modified. None of these statements are comprehensive or binding, and the SEC continues to scrutinize aspects of the Crypto Asset space, including Bitcoin and Ether.

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

The SEC previously instituted proceedings to enjoin Ripple Labs Inc., the creator of XRP, on the basis that the offer and sale of XRP was an unregistered, ongoing offering of securities in violation of Sections 5(a) and 5(c) of the Securities Act. The SEC case against Ripple Labs Inc. remains ongoing. In July 2023, the U.S. District Court for the Southern District of New York found that institutional sales of XRP violated federal securities laws, while programmatic sales on public exchanges did not constitute securities transactions. In August 2024, the court ordered Ripple to pay a $125 million civil penalty. The SEC has since appealed the court's ruling on programmatic sales, seeking clarity on XRP's regulatory status in secondary market transactions, with the appeal currently pending before the Second Circuit Court of Appeals. In a June 2023 action against Coinbase, Inc., the SEC alleged, among other things, that the Portfolio Crypto Assets Solana (SOL) and Cardano (ADA), constituted unregistered securities. Coinbase has vigorously contested the claims against it, and the case remains ongoing.

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

In addition, the CFTC has asserted regulatory jurisdiction over both Bitcoin and Ether futures markets, having classified these Crypto Assets as “commodities” under the Commodity Exchange Act (“CEA”). This designation would grant the CFTC authority to prosecute fraud and manipulation in the cash, or spot, markets for Bitcoin and Ether; however, its oversight of these spot markets is generally limited unless transactions involve leverage, collateral, or financing. The National Futures Association (“NFA”) serves as the self-regulatory organization for the U.S. futures industry, including Bitcoin and Ether futures, but does not oversee their respective spot markets. Recent enforcement actions by the CFTC underscore its heightened scrutiny of Crypto Asset markets. In 2023, the CFTC launched multiple actions against crypto firms—targeting high-profile entities and executives such as FTX, Binance, and Coinbase—for violations including illegal off-exchange commodity trading and inadequate anti-money laundering controls. In September 2025, SEC and CFTC staff issued a joint statement regarding the trading of certain spot crypto asset products on CFTC-registered designated contract markets, and in December 2025 the CFTC announced the first-ever listed spot crypto contract and withdrew certain interpretive guidance relating to retail commodity transactions involving digital assets. These developments illustrate that the scope of CFTC oversight relating to digital assets and spot digital asset markets remains subject to change.

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

Federal and state regulators including FinCEN and OFAC have been examining Crypto Asset Networks, Crypto Asset users and the Crypto Asset markets, with particular focus on the extent to which Crypto Assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises. For example, certain privacy-enhancing features have been, or are expected to be, introduced to a number of Crypto Asset Networks, and these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing Crypto Assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all transactions by U.S. persons or in the United States involving Tornado Cash, a Crypto Asset protocol designed to obfuscate Blockchain transactions, by adding Tornado Cash and certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List. In March 2025, OFAC removed Tornado Cash from the Specially Designated Nationals and Blocked Persons List. However, U.S. sanctions policy and enforcement priorities relating to mixers, sanctions evasion, and other illicit finance risks involving digital assets may change, and DeFi protocols, service providers, and users may continue to face sanctions-related risks. A large portion of Validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency (“CVC”) mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. The DOJ has also arrested and charged the developers of certain Crypto Asset Networks and Crypto Assets for crimes related to money laundering and other offenses.

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

On January 23, 2025, President Trump issued Executive Order 14178, titled “Strengthening American Leadership in Digital Financial Technology,” which revoked President Biden’s March 2022 Executive Order 14067, “Ensuring Responsible Development of Digital Assets.” Among other things, Trump’s order establishes the President’s Working Group on Digital Asset Markets, tasked with proposing a federal regulatory framework for digital assets within 180 days. This working group is directed to focus on developing policy recommendations, including potential legislative and regulatory proposals relating to digital asset market structure and stablecoins. In July 2025, the White House released a report described as fulfilling the executive order’s 180-day report requirement. In addition, on March 6, 2025, President Trump issued an executive order establishing a “Strategic Bitcoin Reserve” and a “U.S. Digital Asset Stockpile,” which could affect digital asset markets and increase regulatory and public policy attention to digital assets.

President Trump’s executive order follows ongoing legislative efforts to establish a comprehensive regulatory framework for digital assets. On May 22, 2024, the U.S. House of Representatives passed the Financial Innovation and Technology for the 21st Century Act (“Fit21”), advancing efforts to establish a federal framework for digital assets. Fit21 seeks to clarify the SEC’s and CFTC’s jurisdiction, granting the CFTC primary oversight of digital commodities while preserving the SEC’s authority over securities. Alongside Fit21, other proposals aim to refine digital asset classifications, disclosure requirements, and tax treatment. However, the future of these regulatory efforts, and how regulatory authority may be divided among regulators, remains uncertain. For example, on July 17, 2025, the U.S. House of Representatives passed the Digital Asset Market Clarity Act of 2025, and on July 18, 2025, President Trump signed the GENIUS Act into law establishing a federal framework for certain payment stablecoins. In addition, on April 10, 2025, President Trump signed legislation disapproving an IRS rule that would have expanded certain digital asset tax reporting requirements to certain DeFi participants. There can be no assurance whether, when, or in what form additional federal digital asset legislation will be enacted or how any such legislation will affect ether, the Trust, or the Shares.

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

Crypto Assets, including Portfolio Crypto Assets, currently face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China, the United Kingdom, Australia, Russia, Israel, India and Canada. Cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of Crypto Assets, including Portfolio Crypto Assets. Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect Crypto Assets, particularly with respect to Crypto Asset exchanges, trading venues and service providers that fall within such jurisdictions’ regulatory scope. Some countries have classified Crypto Assets broadly as “securities,” while others, like Switzerland, Malta, and Singapore, have adopted a more nuanced approach. As a result, Crypto Assets may be considered securities in one country but not in another.

The European Union’s Markets in Crypto-Assets (“MiCA”) regulation seeks to establish a comprehensive framework for crypto assets, including stablecoins and crypto-asset service providers. Beyond the EU, the United Kingdom’s Financial Services and Markets Act expands the Financial Conduct Authority’s (“FCA”) oversight of crypto activities, enabling further regulation of stablecoins and other crypto assets. The Monetary Authority of Singapore (“MAS”) has also introduced stablecoin regulations under its Payment Services Act, and China has maintained strict scrutiny of Crypto Assets following its 2021 prohibition of Mining.

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

The Sponsor and the Trust believe that the Trust is not a money transmitter or money services business. To the extent that the activities of the Trust cause it to be deemed a “money services business,” particularly a “money transmitter,” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, the Trust may be required to comply with FinCEN regulations, including those that would mandate the Trust register as a money services business, implement an anti-money laundering program, make certain reports to FinCEN, and maintain certain records. Additionally, certain states require a virtual currency business (or its equivalent) to register at the state level as a money transmitter (or its equivalent), and/or as a virtual currency business (or its equivalent). Similarly, the activities of the Trust or the Sponsor may require it to be licensed at the state level as a money transmitter (or its equivalent) and/or as a virtual currency business (or its equivalent), such as under New York’s Department of Financial Services’ BitLicense regulatory regime. Other states with pending or existing special licensing requirements for cryptocurrency companies include, but are not limited to, California, which is implementing its Digital Financial Assets Law (“DFAL”), including certain provisions effective January 1, 2025 and a licensing regime currently scheduled to take effect on July 1, 2026.

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

Along with the Trust’s and Sponsor’s confidential data and information collected in the normal course of the Trust’s activities, the Sponsor, on behalf of the Trust, collects and retains certain types of data, including personally identifiable information, which is subject to certain laws and regulations relating to privacy, data protection, and cybersecurity. The Trust and Sponsor must comply with applicable federal and state laws and regulations governing the collection, retention, processing, storage, disclosure, access, use, security, and privacy of such information in addition to the Trust’s information security and privacy policies and other actual and asserted obligations, including contractual obligations and applicable industry standards. The legal, regulatory, and contractual environment surrounding the foregoing continues to evolve and may be challenging to comply with, and there has been an increasing amount of focus on privacy, data protection, and cybersecurity issues with the potential to affect the Trust’s activities. In 2024, the regulatory landscape became more complex. For example, a growing number of states have enacted privacy laws, with more set to take effect between now and 2026. This patchwork of state laws increases compliance costs and complexity. Additionally, the American Privacy Rights Act (“APRA”) was proposed in April 2024, aiming to establish federal data privacy standards. APRA has not yet been enacted, but if it were, APRA would supersede state laws, further altering compliance requirements.

State privacy laws are also increasingly being used to regulate artificial intelligence (“AI”), particularly in areas involving automated decision-making. The California Privacy Rights Act (“CPRA”) and Colorado Privacy Act impose requirements on businesses using AI-driven profiling, including restrictions on data sharing when AI influences legal or significant consumer decisions. These and other emerging state laws reflect a broader trend of integrating AI governance within privacy frameworks.

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

Although there is no certainty in this regard, the Trust may be classified as a partnership for U.S. federal income tax purposes, and the Internal Revenue Service (“Service”) may not accept the tax positions taken by the Trust. Under the Code, a “publicly traded partnership” generally is treated as a corporation. A partnership is a “publicly traded partnership” if interests therein (i) are traded on an established securities market (as defined under the applicable Regulations (“PTP Regulations”)), or (ii) are readily tradable on a secondary market (or the substantial equivalent thereof) (“Readily Tradable”). Even if interests of a partnership are treated as Readily Tradable such that the partnership is classified as a publicly traded partnership, it would not be treated as a corporation for U.S. federal income tax purposes for any taxable year in which (i) it was not registered under the Investment Company Act and (ii) at least 90% of its gross income for that year (and each preceding year from the first year in which it was a publicly traded partnership) consisted of “qualifying income.” “Qualifying income” is defined to include interest (except interest “derived in the conduct of a financial business,” which exception, for example, does not include interest from commercial mortgages held as investments) and dividends and gain from the sale or disposition of a capital asset. Qualifying income also includes any income that would qualify for (i) a regulated investment company (mutual fund), and (ii) a real estate investment trust. Qualifying income also includes income and gains from commodities or futures, forwards and options with respect to commodities, if a principal activity of the partnership is buying and selling commodities or options, futures, or forwards with respect to commodities. Bitcoin, Ether, Solana, XRP, Cardano, Chainlink, and Stellar currently have options or futures traded on U.S. commodities exchanges. Although the Service has not formally recognized that crypto that have options or futures traded on U.S. commodities exchanges are commodities for the purposes of the publicly traded partnership tests, historical Service authority would support the position that any asset that has options or futures traded on a U.S. commodities exchange is a commodity. The Trust intends to take the position that the crypto assets that have options or futures traded on U.S. commodities exchanges are commodities for the purposes of the qualifying income test. The Trust anticipates that a principal activity of the Trust will be buying and selling commodities or options, futures, or forwards with respect to commodities. However, the test is applied separately to each year. If the Trust were to fail the qualifying income test, it would be taxed as a corporation.

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

Federal, state and local tax laws are subject to change, and Shareholders could incur substantial tax liabilities as a result of changes thereto. In addition, various aspects of income taxation, including federal, state and local taxation and the alternative minimum tax, produce tax effects that can vary based on each taxpayer’s particular circumstances. Shareholders should consult their own tax advisors to determine the tax effects of an investment in the Trust, especially in light of their particular financial situations. The Trust may, but is not required to, make distributions to Shareholders. Therefore, a Shareholder should not rely on distributions from the Trust to cover the Shareholder’s tax liability associated therewith, if any. Instead, a Shareholder will generally be required to realize the value of its investment in the Trust based on the value of any freely tradeable Shares sold on the Exchange. For more information, see the section entitled “Item 1. Business—Certain U.S. Federal Income Tax Considerations.”

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

In 2014, the Service released a Notice 2014-21 (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, Crypto Asset that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such Crypto Asset (i) is “property,” (ii) is not “currency for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the Service released Revenue Rulings 2019-24 and 2019-44 IRB (the “Rulings”) a Ruling and a set of FAQs that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of Crypto Assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of Crypto Asset. In Notice 2023-24, the Service further clarified Notice 2014-21 that the recognition of Bitcoin as legal tender in certain foreign jurisdictions does not change the Service’s analysis in Notice 2014-21. Chief Counsel Memorandum 202316008 also clarified that a taxpayer holding a digital asset does not have a realization event solely as the result of a protocol upgrade. In Chief Counsel Advice 20244009 the Service’s Chief Counsel’s Office concluded that the receipt of staking rewards was required to be included in gross income in the year of receipt. More generally, there also is no guidance directly addressing the U.S. federal income tax consequences of lending Crypto Assets, and it is possible that a lending transaction could be treated as a taxable disposition of the lent Crypto Asset. Because the treatment of Crypto Assets is uncertain, it is possible that the treatment of ownership of any particular Crypto Asset may be adverse to the Trust. For example, ownership of a Crypto Asset could be treated as ownership in an entity, in which case the consequences of ownership of that Crypto Asset would depend on the type and place of organization of the deemed entity. Moreover, although the Rulings & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

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

As discussed above in “The treatment of Crypto Asset for U.S. federal income tax purposes is uncertain,” the U.S. federal income tax treatment of Staking and lending Crypto Assets is unclear in many respects. Chief Counsel Advice 20244009 the Service’s Chief Counsel’s Office concluded that the receipt of staking rewards was required to be included in gross income in the year of receipt. In particular, there is no guidance directly addressing the U.S. federal income taxation of Crypto Asset lending activities, including with respect to whether and when engaging in such activities might rise to the level of a trade or business. If, in the future, the Trust engages in Crypto Asset lending activities (or certain other methods of generating return on Portfolio Crypto Assets held by the Trust), and those activities constitute the conduct of a trade or business in the United States, the Trust would be subject to U.S. federal income tax at rates applicable to U.S. resident corporations on its effectively connected income, which in certain circumstances could include income or gains recognized by the Trust on the sale of tokens of the applicable Portfolio Crypto Asset. In such case, the Trust generally would also be subject to an additional U.S. branch profits tax (at a 30% rate) with respect to the Trust’s effectively connected earnings and profits. If the Trust recognizes any effectively connected income, the imposition of U.S. taxes on such income may have a substantial adverse effect on the return to shareholders.

The Trust may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

The Notice, Rulings & FAQs do not address whether income recognized by a non-U.S. person, such as the Trust, as a result of a fork, airdrop or similar occurrence, or from Staking or Crypto Asset lending activities, could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. In the absence of guidance, it is possible that a withholding agent will withhold 30% from any assets derived by the Trust as a consequence of a fork, airdrop or similar occurrence, or from Staking or Crypto Asset lending activities.

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

The Sponsor engages a selection of third-party security experts (“Experts”) to assist its internal legal, compliance and engineering personnel in developing, implementing and testing its cybersecurity policies and procedures.The Experts assist in performing assessments, penetration tests and reviewed areas of potential vulnerability. In addition, the Experts work with the Sponsor to conduct cybersecurity training, exercises and quarterly internal phishing tests. The Sponsor uses the findings of such exercises and campaigns to improve its practices, procedures, and technologies. The Sponsor also engages the Experts to support its cybersecurity threat and incident response management and maintains information security risk insurance coverage.

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

While neither the Sponsor nor the Trust has experienced a material cybersecurity incident during the year ended December 31, 2025, cybersecurity threat risks may materially affect either the Sponsor or the Trust, including the Trust’s business strategy, results of operations or financial condition. For further discussion of the risks the Trust faces from cybersecurity threats, see “Item 1A. Risk Factors—Risks Related to Trust Investment—Investing in the Trust may result in the total loss of investment due to passive management strategies, cybersecurity vulnerabilities, and inadequate recovery options for lost assets.”

Governance

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates. The Sponsor utilizes the cybersecurity program of Bitwise, the parent of the Sponsor.

Bitwise's cybersecurity program is managed through a combination of internal leadership and specialized third-party support. Bitwise employs experienced internal cybersecurity personnel, including a Head of Security and a Senior IT & Security Engineer, who are responsible for cybersecurity strategy, risk management, incident response preparedness, and day-to-day security operations. This internal function is complemented by external cybersecurity firms that provide security advisory services, continuous endpoint detection and response monitoring, and threat intelligence. Senior management maintains oversight of cybersecurity risk through regular reporting, alerts generated by security tools deployed in Bitwise's information technology environment, and input from third-party security partners. This approach is designed to help Bitwise prevent, detect, mitigate, and remediate cybersecurity risks in a manner appropriate to its size and risk profile. In addition, Bitwise has a board of directors that is ultimately responsible for managing and directing the affairs of the Sponsor, including maintaining oversight of risks from cybersecurity threats. Mr. Kim, the Chief Technology Officer of Bitwise, serves on the Bitwise board of directors.

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

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Market Information

The Shares of the Trust that have commenced investment operations are listed in the accompanying table. The dates the Shares of the Trust began trading, their symbols and their primary listing exchange are indicated below:

Trust	Commencement of Trading on the Exchange	Ticker Symbol	Name of each exchange on which registered
Bitwise 10 Crypto Index ETF	December 9, 2025	BITW	NYSE Arca

Previously, the Shares were quoted on the OTCQX Best market (“OTCQX”) under the symbol “BITW.” On December 8, 2025, the Shares were approved by NYSE Arca for listing and trading. The Shares began trading on NYSE Arca on December 9, 2025. Accordingly, the Sponsor caused the Trust to withdraw the Shares from quotation on OTCQX.

Holders

As of December 31, 2025, there were 285 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on NYSE Arca, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on NYSE Arca or transferred their eligible Shares to their brokerage accounts. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

ha

Dividends

The Trust has never declared or paid any cash dividends nor does it expect to declare or pay any cash dividends in the foreseeable future.

Transfer Agent

The Bank of New York Mellon serves as the transfer agent for the Trust (in such capacity, the “Transfer Agent”). The Transfer Agent: (1) issues and redeems Shares; (2) responds to correspondence by Shareholders and others relating to its duties; maintains Shareholder accounts; and (4) makes periodic reports to the Trust.

Equiniti Trust Company, LLC, formerly American Stock Transfer & Trust Company, LLC is the Sub-Transfer Agent of the Trust (the “Sub-Transfer Agent” or “AST”). The Sub-Transfer Agent maintains Shareholder accounts for those Shareholders who hold Shares purchased in a private offering that terminated prior to the commencement of the offering of Shares covered by the Trust's Registration Statement filed December 9, 2025.

Recent Sale of Unregistered Securities and Use of Proceeds

There were no sales of unregistered securities during the year ended December 31, 2025.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

There were no purchases during the year ended December 31, 2025.

The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 281 Baskets (comprising 2,810,000 Shares) during the fourth quarter of the year ended December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
October 1, 2025 – October 31, 2025	-	$—
November 1, 2025 – November 30, 2025	-	$—
December 1, 2025 – December 31, 2025	2,810,000	$60.97

Item 6. [RESERVED.]

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

Results of Operations

Financial Information for the Year Ended December 31, 2025 and the Year Ended December 31, 2024

The following table sets forth statements of operations data for the years ended December 31, 2025 and 2024.

	2025	2024
Income
Other income	$—	$—
Total Income	—	—
Expenses
Management fees	$33,478	$25,807
Transaction and other fees	—	—
Total Expenses	33,478	25,807
Net Investment gain (loss)	(33,478)	(25,807)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from investment in Crypto Assets	138,560	10,247
Net change in unrealized appreciation (depreciation) from Crypto Assets	(270,937)	680,194
Net realized and change in unrealized gain (loss) on investments	(132,377)	690,441
Net increase (decrease) in Net Assets resulting from operations	$(165,855)	$664,634

Comparison of the years ended December 31, 2025 and 2024

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Management fees

The Sponsor charges the Trust a Management Fee payable monthly, in arrears, in an amount equal to 0.75% per annum (1/12th of 0.75% per month) of the NAV of the Trust’s assets at the end of each month. Management fees for the year ended December 31, 2025 was $33,478 compared to management fees for the year ended December 31, 2024 was $25,807. This change was due to an increase in the monthly average net assets of the Trust year over year.

Net realized gain (loss) from Crypto Assets

Net realized gain (loss) from Crypto Assets for the year ended December 31, 2025 was $138,560 compared to net realized gain (loss) from Crypto Assets for the year ended December 31, 2024 was $10,247. This change was due to transactions and fluctuations in the value of the Portfolio Crypto Assets.

Net change in unrealized appreciation (depreciation) from Crypto Assets

Net change in unrealized appreciation (depreciation) from Crypto Assets for the year ended December 31, 2025 was $(270,937) compared to net change in unrealized appreciation (depreciation) from Crypto Assets for the year ended December 31, 2024 of $680,194. The primary factor for the change was a decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedule of Investments” below).

Net increase (decrease) in Net Assets resulting from operations

The Trust’s net increase (decrease) in Net Assets resulting from operations for the twelve-month period ended December 31, 2025 was $(165,855) compared to net increase (decrease) in Net Assets resulting from operations of $664,634 as of December 31, 2024. The primary factor for the change was a decrease in the value of the Portfolio Crypto Assets held by the Trust as a result of the fair market value of the Assets (see “—Schedule of Investments” below).

Financial Information for the Year Ended December 31, 2024 and the Year Ended December 31, 2023

For discussion of 2024 results and comparison with 2023 results refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Management Fee

In consideration for the management services to be provided to the Trust, the Sponsor will receive from the Trust a management fee (the “Management Fee”) equal to 0.75% per annum of the NAV of the Trust Estate. The “Trust Estate” means (i) all the Portfolio Crypto Assets and securities owned by or on behalf of the Trust, (ii) all other property and investments of any and all kinds held by the Trust, (iii) all proceeds from the sale of Portfolio Crypto Assets, securities, and any other property or investments held by the Trust pending use of such cash for payment of Trust Expenses or distribution to the Shareholders, and (iv) any rights of the Trust pursuant to any agreements, other than the Trust Agreement, to which the Trust is a party. Except during periods during which all or a portion of the Management Fee is being waived, the Management Fee will accrue daily and will be payable in cash or in Crypto Assets monthly. The Administrator calculates the Management Fee on a daily basis by applying a 0.75% annualized rate to the Trust Estate pursuant to the Trust’s valuation procedures. The amount of cash or Crypto Assets payable in respect of each daily accrual shall be determined by reference to the Trust’s valuation procedures.

The NAV of the Trust is reduced each day by the amount of the Management Fee calculated each day. On or about the last day of each month, either 1) an amount of crypto assets is transferred from the Custodial Account to the Sponsor’s account equal to the sum of all daily Management Fees accrued for the month in U.S. dollars divided by the 4:00 p.m. ET valuation of the Trust Estate on the last day of the month or 2) the sum of the daily management fee accrual for the month will be paid to the Sponsor in cash. The Sponsor is responsible for paying any fees or costs associated with the transfer of Crypto Assets or cash to the Sponsor. The Sponsor, from time to time, may temporarily waive all or a portion of the Management Fee in its sole discretion. To the extent not already disclosed in the prospectus, the Sponsor may notify Shareholders of its intent to commence, or cease, waiving the Management Fee on the Trust’s website, in a prospectus supplement, through a current report on Form 8-K and/or in the Trust’s annual or quarterly reports.

The Sponsor is responsible for paying for all ordinary administrative and overhead expenses of managing the Trust, including payment of rent, custody charges or flat rate fees for holding the Trust’s assets charged by the Custodian and customary fees and expenses of the Trustee, Administrator, and Auditor (including costs incurred for appraisal or valuation expenses associated with the preparation of the Trust’s financial statements, tax returns, and other similar reports and excluding indemnification and extraordinary costs). The Sponsor also pays for all expenses associated with the operation of the Trust, including for example, fees associated with listing of the Shares on NYSE Arca, registration with the SEC, and fees associated with retaining and maintaining the Transfer Agent. “Trading commissions” or trading fees paid to trading venues (also known as exchanges) or intermediaries (such as trading technology or Crypto Asset brokerage firms) that assist in trade execution for accessing Crypto Asset liquidity are charged to the Trust (and are not assumed by the Sponsor) and may either be included in the cost of the Crypto Assets acquired by or disposed of by the Trust or may appear as explicit costs in addition to the price of the Crypto Asset. Trading fees and commissions are charged to the Trust and may appear in the financial statements as “Transaction and other fees” in the Financial Statements’ Statement of Operations in the Expenses category or may be included in the cost of the Crypto Assets acquired by the Trust.

There is no ceiling to the Trust’s expenses that the Sponsor will pay. However, the Sponsor retains the right to cause the Trust to pay indemnification and Extraordinary Expenses, and these Trust expenses are not covered by the Management Fee. The Trust may incur certain Extraordinary Expenses including, but not limited to, any non-customary costs and expenses including indemnification and extraordinary costs of the Administrator and Auditor, costs of any litigation or investigation involving Trust activities, any financial distress, restructuring, and indemnification expenses.

The Sponsor, from time to time, may temporarily waive all or a portion of the Management Fee in its sole discretion. To the extent not already disclosed in the prospectus, the Sponsor may notify Shareholders of its intent to commence, or cease, waiving the Management Fee on the Trust’s website, in a prospectus supplement, through a current report on Form 8-K, and/or in the Trust’s annual or quarterly reports.

In addition, the Sponsor may, in its sole discretion, agree to rebate all or a portion of the Management Fee attributable to Shares held by certain institutional investors or entities. Any such rebate will be subject to negotiation and written agreement between the Sponsor and the investor/entity on a case-by-case basis. The Sponsor is under no obligation to provide any rebates of the Management Fee. Neither the Trust nor the Trustee will be a party to any Management Fee rebate arrangements negotiated by the Sponsor.

The Administrator and/or the Sponsor will direct the Custodian to transfer Portfolio Crypto Assets from the Custodial Account to pay the Management Fee and any other Trust expenses not assumed by the Sponsor. The costs of such transfers will be the responsibility of the Custodian. To pay the Management Fee and expenses not assumed by the Sponsor that are denominated in U.S. dollars, the Sponsor, on behalf of the Trust, may sell the Trust’s Portfolio Crypto Assets as necessary to pay such expenses. Such sales will be undertaken pursuant to the Trust-Directed Trade Model unless no Trading Counterparty is willing or able to effectuate the trade. Transfer fees with respect to this on-chain transfer of Portfolio Crypto Assets will be paid by the Custodian. The cash proceeds of the sale will be sent to the Sponsor, which will use such proceeds to pay the expenses. Any remaining cash will be distributed back to the Cash Custodian. To the extent that the Trust must utilize the Agent Execution Model to undertake Portfolio Crypto Assets sales to pay for expenses not assumed by the Sponsor, the Prime Execution Agent, acting in an agency capacity, would conduct the sale on behalf of the Trust with third parties through its Coinbase Prime service pursuant to the Prime Execution Agreement. Transfers of Portfolio Crypto Assets from the Custodial Account to the Trust’s Trading Balance in connection with such sales are “on-chain” transactions represented on the respective Crypto Asset’s blockchain. Each delivery or sale of Portfolio Crypto Assets by the Trust to pay the Management Fee or other Trust expenses will be a taxable event to Shareholders. See “United States Federal Income Tax Consequences.”

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

Schedules of Investments

The following provides details on the Portfolio Crypto Assets that comprise the Trust’s assets.

Fiscal Year 2025

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2025	10,632.1413	$992,968
Purchases	3.5303	328
Sales	(1,799.5528)	(165,407)
Net realized gain (loss) on investment	—	119,592
Net change in unrealized appreciation (depreciation) on investment	—	(173,932)
Balance at December 31, 2025	8,836.1188	$773,549

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2025	65,011.3388	$217,164
Purchases	570.5775	1,469
Sales	(12,188.1482)	(36,229)
Net realized gain (loss) on investment	—	23,651
Net change in unrealized appreciation (depreciation) on investment	—	(47,372)
Balance at December 31, 2025	53,393.7681	$158,683

	XRP (XRP)
	Units	Fair Value
Balance at January 1, 2025	30,686,126.7901	$64,340
Purchases	1,439,571.8875	3,136
Sales	(5,317,550.2976)	(11,128)
Net realized gain (loss) on investment	—	4,962
Net change in unrealized appreciation (depreciation) on investment	—	(12,329)
Balance at December 31, 2025	26,808,148.3800	$48,981

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2025	256,477.2246	$49,677
Purchases	36,637.5790	5,491
Sales	(44,121.4494)	(6,154)
Net realized gain (loss) on investment	—	(693)
Net change in unrealized appreciation (depreciation) on investment	—	(17,456)
Balance at December 31, 2025	248,993.3542	$30,865

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2025	19,192,702.8414	$16,262
Purchases	411,637.1580	242
Sales	(3,378,426.0801)	(1,558)
Net realized gain (loss) on investment	—	(2,970)
Net change in unrealized appreciation (depreciation) on investment	—	(6,574)
Balance at December 31, 2025	16,225,913.9193	$5,402

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2025	342,097.2780	$6,828
Purchases	30,202.6854	402
Sales	(58,862.4160)	(814)
Net realized gain (loss) on investment	—	(33)
Net change in unrealized appreciation (depreciation) on investment	—	(2,546)
Balance at December 31, 2025	313,437.5474	$3,837

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2025	220,206.9730	$7,886
Purchases	4,421.5228	76
Sales	(34,489.4697)	(499)
Net realized gain (loss) on investment	—	(561)
Net change in unrealized appreciation (depreciation) on investment	—	(4,557)
Balance at December 31, 2025	190,139.0261	$2,345

	Sui (SUI)
	Units	Fair Value
Balance at January 1, 2025	—	$—
Purchases	1,985,863.2240	7,705
Sales	(331,895.9650)	(601)
Net realized gain (loss) on investment	—	(759)
Net change in unrealized appreciation (depreciation) on investment	—	(4,037)
Balance at December 31, 2025	1,653,967.2590	$2,308

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2025	—	$—
Purchases	40,872.6900	5,239
Sales	(6,952.0501)	(566)
Net realized gain (loss) on investment	—	(325)
Net change in unrealized appreciation (depreciation) on investment	—	(1,750)
Balance at December 31, 2025	33,920.6399	$2,598

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2025	816,152.3229	$5,434
Purchases	49,191.1633	110
Sales	(135,765.8556)	(323)
Net realized gain (loss) on investment	—	(2,288)
Net change in unrealized appreciation (depreciation) on investment	—	(1,633)
Balance at December 31, 2025	729,577.6306	$1,300

	Bitcoin Cash (BCH)
	Units	Fair Value
Balance at January 1, 2025	10,611.6785	$4,625
Purchases	—	—
Sales	(10,611.6785)	(4,462)
Net realized gain (loss) on investment	—	9
Net change in unrealized appreciation (depreciation) on investment	—	(172)
Balance at December 31, 2025	—	$—

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2025	—	$—
Purchases	320,996.9789	4,351
Sales	(320,996.9789)	(3,751)
Net realized gain (loss) on investment	—	(600)
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at December 31, 2025	—	$—

	NEAR Protocol (NEAR)
	Units	Fair Value
Balance at January 1, 2025	680,674.8151	$3,330
Purchases	—	—
Sales	(680,674.8151)	(3,326)
Net realized gain (loss) on investment	—	(1,425)
Net change in unrealized appreciation (depreciation) on investment	—	1,421
Balance at December 31, 2025	—	$—

As of December 31, 2025, Bitcoin represented 75.11% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 15.41%, while the remaining 9.48% of the Portfolio Crypto Assets were comprised of XRP, Solana, Cardano, Chainlink, Litecoin, Avalanche, SUI, and Polkadot.

Fiscal Year 2024

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2024	10,998.0429	$462,076
Purchases	4.5683	297
Sales	(370.4699)	(23,558)
Net realized gain (loss) on investment	—	11,961
Net change in unrealized appreciation (depreciation) on investment	—	542,192
Balance at December 31, 2024	10,632.1413	$992,968

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2024	67,221.7443	$154,923
Purchases	789.9930	2,410
Sales	(3,000.3985)	(10,092)
Net realized gain (loss) on investment	—	5,137
Net change in unrealized appreciation (depreciation) on investment	—	64,786
Balance at December 31, 2024	65,011.3388	$217,164

	XRP (XRP)
	Units	Fair Value
Balance at January 1, 2024	30,324,826.6436	$18,826
Purchases	1,299,451.9601	1,086
Sales	(938,151.8136)	(544)
Net realized gain (loss) on investment	—	(187)
Net change in unrealized appreciation (depreciation) on investment	—	45,159
Balance at December 31, 2024	30,686,126.7901	$64,340

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2024	239,876.3681	$25,144
Purchases	23,587.0202	3,367
Sales	(6,986.1637)	(1,054)
Net realized gain (loss) on investment	—	72
Net change in unrealized appreciation (depreciation) on investment	—	22,148
Balance at December 31, 2024	256,477.2246	$49,677

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2024	19,777,360.7670	$11,944
Purchases	188,507.7753	98
Sales	(773,165.7009)	(475)
Net realized gain (loss) on investment	—	(561)
Net change in unrealized appreciation (depreciation) on investment	—	5,256
Balance at December 31, 2024	19,192,702.8414	$16,262

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2024	195,564.0766	$7,860
Purchases	32,862.8089	1,187
Sales	(8,219.9125)	(307)
Net realized gain (loss) on investment	—	(32)
Net change in unrealized appreciation (depreciation) on investment	—	(822)
Balance at December 31, 2024	220,206.9730	$7,886

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2024	309,529.3045	$4,804
Purchases	49,774.0999	816
Sales	(17,206.1264)	(232)
Net realized gain (loss) on investment	—	(91)
Net change in unrealized appreciation (depreciation) on investment	—	1,531
Balance at December 31, 2024	342,097.2780	$6,828

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2024	732,019.7088	$6,033
Purchases	92,155.7549	705
Sales	(8,023.1408)	(52)
Net realized gain (loss) on investment	—	(104)
Net change in unrealized appreciation (depreciation) on investment	—	(1,148)
Balance at December 31, 2024	816,152.3229	$5,434

	Bitcoin Cash (BCH)
	Units	Fair Value
Balance at January 1, 2024	—	$—
Purchases	13,405.6895	5,656
Sales	(2,794.0110)	(1,108)
Net realized gain (loss) on investment	—	(95)
Net change in unrealized appreciation (depreciation) on investment	—	172
Balance at December 31, 2024	10,611.6785	$4,625

	NEAR Protocol (NEAR)
	Units	Fair Value
Balance at January 1, 2024	—	$—
Purchases	1,288,276.7565	9,201
Sales	(607,601.9414)	(2,965)
Net realized gain (loss) on investment	—	(1,485)
Net change in unrealized appreciation (depreciation) on investment	—	(1,421)
Balance at December 31, 2024	680,674.8151	$3,330

	Polygon (MATIC)
	Units	Fair Value
Balance at January 1, 2024	5,257,194.4118	$5,114
Purchases	236,114.1348	229
Sales	(5,493,308.5466)	(3,797)
Net realized gain (loss) on investment	—	(4,687)
Net change in unrealized appreciation (depreciation) on investment	—	3,141
Balance at December 31, 2024	—	$—

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2024	41,303.5713	$3,075
Purchases	193.7882	13
Sales	(41,497.3595)	(3,877)
Net realized gain (loss) on investment	—	1,589
Net change in unrealized appreciation (depreciation) on investment	—	(800)
Balance at December 31, 2024	—	$—

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2024	—	$—
Purchases	828,677.0698	9,174
Sales	(828,677.0698)	(7,904)
Net realized gain (loss) on investment	—	(1,270)
Net change in unrealized appreciation (depreciation) on investment	—	—
Balance at December 31, 2024	—	$—

As of December 31, 2024, Bitcoin represented 72.56% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 15.87%, while the remaining 11.57% of the Portfolio Crypto Assets were comprised of XRP, Solana, Cardano, Avalanche, Chainlink, Polkadot, Bitcoin Cash, and NEAR Protocol.

* The 2023 purchases and sales of Flare were related to an Airdrop the Fund received in April 2023. Please see Footnote 2, Significant Accounting Policies, Calculation of Valuation of the Audited Financial Statements for further details regarding the Airdrop.

Historical Portfolio Crypto Asset Prices

The following provides an overview of the prices of the Portfolio Crypto Assets that comprised the majority of the Trust’s assets during the Fiscal Year Ended December 31, 2025 and December 31, 2024.

Fiscal Year Ended December 31, 2025

Crypto Asset	Average	High	Date	Low	Date	End of Period	Date
Bitcoin	$101,586.47	$125,492.00	10/6/2025	$76,766.00	4/8/2025	$87,544.00	12/31/2025
Ethereum	$3,063.19	$4,833.54	8/22/2025	$1,465.29	4/8/2025	$2,971.94	12/31/2025
XRP	$2.50	$3.55	7/21/2025	$1.80	12/18/2025	$1.83	12/31/2025
Solana	$169.91	$280.00	1/19/2025	$103.92	4/8/2025	$123.96	12/31/2025
Cardano	$0.71	$1.16	1/17/2025	$0.33	12/31/2025	$0.33	12/31/2025
Chainlink	$17.15	$27.18	8/22/2025	$10.90	4/8/2025	$12.24	12/31/2025
Litecoin	$99.41	$137.05	1/17/2025	$68.78	4/8/2025	$76.60	12/31/2025
Avalanche	$3.02	$5.24	1/4/2025	$1.32	11/22/2025	$1.40	12/31/2025
SUI	$4.00	$7.80	1/6/2025	$1.73	12/26/2025	$1.78	12/31/2025
Polkadot	$22.50	$44.20	1/6/2025	$11.35	12/18/2025	$12.33	12/31/2025

Source: Lukka, Inc.

Fiscal Year Ended December 31, 2024

Crypto Asset	Average	High	Date	Low	Date	End of Period	Date
Bitcoin	$66,097.01	$106,716.00	12/17/2024	$39,120.89	1/23/2024	$93,393.01	12/31/2024
Ethereum	$3,045.16	$4,050.80	12/6/2024	$2,197.00	1/23/2024	$3,340.40	12/31/2024
XRP	$0.74	$2.72	12/2/2024	$0.43	7/5/2024	$2.10	12/31/2024
Solana	$155.17	$255.75	11/23/2024	$81.17	1/23/2024	$193.69	12/31/2024
Cardano	$0.53	$1.22	12/6/2024	$0.31	8/5/2024	$0.85	12/31/2024
Avalanche	$34.22	$62.35	3/18/2024	$19.40	8/5/2024	$35.81	12/31/2024
Chainlink	$15.38	$29.61	12/16/2024	$9.32	8/5/2024	$19.96	12/31/2024
Polkadot	$6.57	$11.05	3/13/2024	$3.76	11/4/2024	$6.66	12/31/2024
Bitcoin Cash	$394.78	$687.49	4/6/2024	$224.16	1/23/2024	$435.89	12/31/2024
NEAR Protocol	$5.27	$8.33	5/20/2024	$2.59	1/23/2024	$4.89	12/31/2024

Source: Lukka, Inc.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Significant Accounting Policies

Basis of Presentation

The financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 946, Financial Services—Investment Companies.

Transactions of Crypto Assets have been accounted for analogizing to existing accounting standards that management believes are appropriate to the circumstances.

Pursuant to the Statement of Cash Flows Topic of the Codification, the Trust qualifies for an exemption from the requirement to provide a statement of cash flows and has elected not to provide a statement of cash flows.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash represents cash deposits held at financial institutions and Crypto Asset exchanges. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Investments and Valuation

Calculation of Valuation

Effective February 13, 2023, the Sponsor adapted a nearly identical principal market valuation process, with no material impact to the Trust, using a third-party valuation vendor, Lukka, Inc., to identify publicly available, well-established and reputable Crypto Asset exchanges.

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's NAV in accordance with GAAP (“Principal Fair Market NAV”), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Crypto Assets in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Crypto Assets are sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (“Trading Platform Markets”), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are US accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transact on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Crypto Assets traded on each Digital Asset Market. For the year ended December 31, 2025, this sort was performed for Digital Asset Markets for the period mid-November through mid-December 2025.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 pm. ET for Crypto Assets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of December 31, 2025, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market's price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust's determination of its principal market.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the year ended December 31, 2025.

Year Ended December 31, 2025
Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$87,544.00	Crypto.com
Ethereum (ETH)	$2,971.94	Crypto.com
XRP (XRP)	$1.83	Coinbase
Solana (SOL)	$123.96	Coinbase
Cardano (ADA)	$0.33	Coinbase
Avalanche (AVAX)	$12.33	Coinbase
Chainlink (LINK)	$12.24	Coinbase
Polkadot (DOT)	$1.78	Coinbase
Sui (SUI)	$1.40	Coinbase
Litecoin (LTC)	$76.60	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025.

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$1,029,868	$—	$—	$1,029,868

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024.

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$1,368,514	$—	$—	$1,368,514

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

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of December 31, 2025, 2024 and 2023, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities.

Financial Instruments with Off-Balance-Sheet Risk

Crypto Assets

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure or security breaches. Any of the Trust’s assets that reside on an exchange that shuts down may be lost. At December 31, 2025 and December 31, 2024, $0 and $7,226,139 resided on exchanges, respectively.

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

Custody of Crypto Assets

The Custodian serves as the Trust’s Custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At December 31, 2025 and December 31, 2024, Crypto Assets of approximately $1,042,827,473 and $1,361,288,296 are held by the Custodian, respectively.

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

Item 9a. Controls And Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

The Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon that evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensure the quality and timeliness of the Trust’s public disclosures with the SEC.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

KPMG LLP, the independent registered public accounting firm that audited the financial statements as of and for the year ended December 31, 2025 included in this Annual Report on Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025 on page F-2.

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

Bitwise Investment Advisers, LLC is a wholly-owned subsidiary of Bitwise Asset Management, Inc., which had 93 employees as of December 31, 2025.

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

Bitwise Asset Management, Inc. (“Bitwise”), the parent of the Sponsor, has a board of directors (the “Board”). The Board consists of Corey Mulloy, Hunter Horsley, and Hong Kim. The Board does not have a separately-designated standing audit committee.

The following individual is a non-employee director of Bitwise:

Corey Mulloy, 54, has served as a Director of Bitwise since Bitwise's inception. Mr. Mulloy serves as a General Partner at Highland Capital Partners, which he joined in 1997. Additionally, Mr. Mulloy currently serves on the boards of AmorCode, Gigamon, ZeroFox and Malwarebytes. Mr. Mulloy also serves as a member of the Swarthmore College Investment Committee. Mr. Mulloy earned a Bachelor of Arts in Economics from Swarthmore College in 1994 and a Masters of Business Administration from Harvard Business School in 2001.

The following individuals are the officers of the Sponsor responsible for overseeing the business and operations of the Trust:

Hunter Horsley, 35, is the President and Treasurer of the Sponsor and has served in such capacity since the Sponsor's inception. Mr. Horsley is also a Director and the Chief Executive Officer of Bitwise and has served in such capacity since Bitwise's inception. Prior to joining Bitwise, Mr. Horsley was a product manager at Facebook and Instagram leading efforts in monetization from 2015 to 2016. He graduated from the Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics in 2015. Mr. Horsley took two years off of school from 2011 to 2013 to be on the founding team of a technology company called Lore (formerly known as CourseKit) to assist in the development of an online learning tool incorporating social networking features. Lore raised over $6 million in equity, grew to 20 employees, and was sold to Noodle Education, Inc. in 2013. Mr. Horsley was named a member of Forbes’ 2019 “30 Under 30” list.

Paul “Teddy” Fusaro, 40, is the Chief Operating Officer and Secretary of the Sponsor and has served in such capacity since the Sponsor's inception. Prior to Bitwise, Mr. Fusaro was Senior Vice President and Head of Portfolio Management and Capital Markets at IndexIQ, the ETF issuer unit of New York Life Investment Management, a firm with over $550 billion in AUM, from 2013 to 2018. In this capacity he oversaw portfolio management, trading, and operations for a suite of alternative strategy Exchange Traded Funds, Mutual Funds, and Separately Managed Accounts. Prior to that, Mr. Fusaro was Vice President of Portfolio Management and co-head of Trading and Operations at Direxion Investments, a $13 billion AUM alternative ETF Sponsor, from 2009 to 2013. Earlier in his career, Mr. Fusaro spent time in both equity derivatives and credit derivatives at Goldman Sachs & Co.

James Bebrin III, 40, is a Vice President of the Sponsor and has served in such capacity since November 2025. Mr. Bebrin is also the Principal Financial Officer, Asset Management Products, for Bitwise and has served in such capacity since August 2025. Mr. Bebrin previously served as Director, Head of Controls and Fund Administration, at Bitwise since September 2021. Prior to Bitwise, Mr. Bebrin previously served as a Fund Manager of WisdomTree Asset Management from 2015 to 2021.

Phuong Black, 47, is a Vice President of the Sponsor and has served in such capacity since November 2025. Ms. Black is also the Director, Head of Investment Operations for Bitwise and has served in such capacity since April 2023. Ms. Black previously served as Director, Head of Fund Operations at Bitwise since April 2023 and Operations Manager since January 2022. Prior to joining Bitwise, Ms. Black was Vice President at BlackRock from 2014 to 2021.

Johanna Collins-Wood, 39, is a Vice President of the Sponsor and has served in such capacity since November 2025. Ms. Collins-Wood is also the General Counsel and Head of Compliance, U.S. Asset Management, for Bitwise, and has served in such capacity since November 2025. Ms. Collins-Wood previously served as Deputy General Counsel at Bitwise from

December 2024 to November 2025 and as Senior Counsel at Bitwise from 2021 to December 2024. Prior to joining Bitwise, Ms. Collins-Wood was a senior associate in the fintech and financial services practice group at Wilson, Sonsini, Goodrich & Rosati, LP from 2019 to 2021. Before that, she was an associate in the corporate group at Troutman Pepper Locke LLP from 2017 to 2019. Ms. Collins-Wood began her career as an associate in the capital markets group at Davis Polk & Wardwell LLP in 2013.

The following individuals are executive officers of Bitwise Asset Management, Inc., the parent of the Sponsor:

Hunter Horsley, 35, is also the Chief Executive Officer of Bitwise and has served in such capacity since Bitwise’s inception in October 2016.

Paul “Teddy” Fusaro, 40, is also the President of Bitwise and has served in such capacity since April 2018. Previously he served as the Chief Operating Officer at Bitwise.

Matt Hougan, 49, is the Chief Investment Officer for Bitwise, and has served in such capacity since October 2020. Mr. Hougan previously served as the Global Head of Research at Bitwise since February 2018. Prior to Bitwise, Mr. Hougan was the Managing Director of Global Finance Informa PLC, a FTSE 100 company from 2016 to 2018. Prior to that position, Mr. Hougan was at ETF.com where he was the Chief Executive Officer in 2015 and previously served as President from 2010 to 2014 and Global Head of Editorial from 2007 to 2014.

Hong Kim, 35, is a Director and the Chief Technology Officer of Bitwise and has served in both capacities since Bitwise’s inception in October 2016. Prior to Bitwise, Mr. Kim was a student at the University of Pennsylvania where he graduated with a Bachelor of Science in Computer Science in 2016. While at school, he also worked on Google’s back-end infrastructure for Drive. From 2011 to 2013, Mr. Kim took time off from university to work in software security for the South Korean Military.

The Sponsor has a code of ethics (“Code of Ethics”) that applies to its executive officers and agents. The Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code of Ethics. The Sponsor has also adopted insider trading policies and procedures (the “Insider Trading Policy”) that apply to the Sponsor's directors, officers and employees. The Insider Trading Policy governs the purchase and sale or other dispositions of certain investment products and is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy is filed hereto as Exhibit 19.1. Finally, the Sponsor has adopted a compensation recovery policy (“Compensation Recovery Policy”) that establishes a framework for the potential recovery of erroneously awarded incentive-based compensation in the event that officers of the Sponsor are granted such compensation in the future. The Compensation Recovery Policy aims to promote accountability, safeguard the interests of investors and ensure compliance with applicable regulations. A copy of the Compensation Recovery Policy is attached hereto as exhibit 97.1.

The Code of Ethics, the Insider Trading Policy, and the Compensation Recovery Policy are available, without charge, by written request to the Sponsor at 250 Montgomery Street, Suite 200, San Francisco, CA 94104 or by calling the Sponsor at (415) 707-3663.

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
(g)
any ongoing event exists that either prevents the Trust from making or makes impractical the Trust’s reasonable efforts to make a fair determination of the price of Portfolio Crypto Asset for purposes of determining the NAV of the Trust;
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

The Custodian’s Role

Under the Custodian Agreement, the Custodian is responsible for safekeeping the Crypto Assets owned by the Trust. The Custodian has responsibility for opening a special account(s) (the “Custodial Account”) that holds the Trust's Crypto Assets and also for implementing the controls designed by the Sponsor for the account, as well as facilitating the transfer of Portfolio Crypto Assets required for the operation of the Trust.

The Custodian’s services (i) allow Portfolio Crypto Assets to be deposited from a public Blockchain address to the Trust’s Custodial Account and (ii) allow the Trust or Sponsor to withdraw Portfolio Crypto Assets from the Trust’s Custodial Account to a public Blockchain address the Trust or Sponsor controls (the “Custodial Services”). The Custodian will keep a substantial portion (over 95% in normal circumstances) of the private keys associated with the Trust’s Portfolio Crypto Assets in “cold storage” or similarly secure technology (the “Cold Storage Account”), with any remainder of the Custodial Account held as a “Hot Storage Account.” The Hot Storage Account is a custodial account at the Custodian that does not have the same enhanced security features of cold storage or similarly secure technology. The Sponsor expects that all of the Trust’s assets and private keys will be held in cold storage of the Custodian on an ongoing basis.

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

Location of Crypto Assets; Account

The Trust’s Crypto Assets exist and are stored on the applicable Crypto Asset Blockchain. Private keys associated with the Trust’s Crypto Assets are secured by the Custodian and stored in a segregated custody account. The Custodial Account uses offline storage, or “cold storage,” mechanisms to secure the majority of the Trust’s private keys.

The Trust’s Custodial Account is a segregated account controlled and secured by the Custodian to store Crypto Assets. Portfolio Crypto Assets in the Trust’s Custodial Account are not treated as general assets of the Custodian and cannot be commingled with any other Crypto Assets held by the Custodian. Rather, the Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the Portfolio Crypto Assets in the Custodial Account are considered fiduciary assets that remain the Trust’s property at all times.

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

Administrator

The Trust entered into an Trust Administration and Accounting Agreement (the “Administration Agreement”) with Bank of New York Mellon, (the “Administrator”) for the provision of administrative services. The services, provided by the Administrator and certain of its affiliates and subject to change at any time by the Sponsor in its sole discretion without advance notice to Shareholders, include, among others: (i) acceptance and processing of Subscriptions, with the assistance of the Sponsor; (ii) receipt of requests for redemptions and authorization of payments of redemption proceeds; (iii) maintenance of the books and records of the Trust; (iv) coordination of the Trust’s annual audit; (v) calculation of NAV of the Trust and Share prices; and (vi) other services as agreed on by the parties. The Administrator receives standard fees for its services, and generally will be indemnified by the Trust from and against any third-party claims, liabilities, costs and expenses arising from or relating to the Administrator’s provision of services under the Administration Agreement. The Administrator is subject to change in the sole discretion of the Sponsor.

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

Management Fee

The Sponsor charges a Management Fee equal to 0.75% per annum of the NAV of the Trust Estate.The “Trust Estate” means (i) all the Portfolio Crypto Assets and securities owned by or on behalf of the Trust, (ii) all other property and investments of any and all kinds held by the Trust, (iii) all proceeds from the sale of Portfolio Crypto Assets, securities, and any other property or investments held by the Trust pending use of such cash for payment of Trust Expenses or distribution to the Shareholders, and (iv) any rights of the Trust pursuant to any agreements, other than the Trust Agreement, to which the Trust is a party. Except during periods during which all or a portion of the Management Fee is being waived, the Management Fee will accrue daily and will be payable in cash or in Crypto Assets monthly. The Administrator calculates the Management Fee on a daily basis by applying a 0.75% annualized rate to the Trust Estate pursuant to the Trust’s valuation procedures. The amount of cash or Crypto Assets payable in respect of each daily accrual shall be determined by reference to the Trust’s valuation procedures.

Sponsor Expenses

The Sponsor is responsible for all ordinary administrative and overhead expenses of managing the Trust, including compensation of its employees and payment of rent, custody charges or flat rate fees for holding the Trust’s assets charged by the Custodian and customary fees and expenses of the Trustee, Administrator and Auditor, including costs incurred for appraisal or valuation expenses associated with the preparation of the Trust’s financial statements, tax returns and other similar reports and excluding indemnification and extraordinary costs. The Sponsor also pays for all fees associated with the listing of the Shares on NYSE Arca, all fees associated with SEC registration and ongoing reporting obligations, and fees associated with retaining and maintaining the Transfer Agent. There is no ceiling to the Trust’s expenses that the Sponsor will pay.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plan and Related Stockholder Matters

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The Trust does not have any directors, officers, or employees. The following table sets forth certain information with respect to beneficial ownership of the shares for each director and executive officer of the Sponsor owning the Trust’s Shares. There were no such persons beneficially owning more than five percent (5%) of the Trust’s Shares as of December 31, 2025.

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of March 2, 2026.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Officers and Directors	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Hunter Horsley	*	*
Matthew Hougan	*	*
Phuong Black	*	*

* Represents beneficial ownership of less than 1%

Unless otherwise indicated, the address for each shareholder listed in the table above is c/o Bitwise Asset Management, Inc., 250 Montgomery Street, Suite 200, San Francisco, CA 94104.

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

Investments by affiliates.

One or more affiliates of the Sponsor, and members of the Committee, may have, or may make in the future, investments in the Trust. Such investments may represent a significant portion of the NAV of the Trust. Affiliates of the Sponsor may make similar investments in any future feeder funds formed to invest in the Trust. It is anticipated that these persons will generally invest on the same terms as Shareholders.

Director Independence

As a statutory trust, the Trust does not have a board of directors.

Item 14. Principal Accountant Fees And Services.

Fees for services performed by KPMG for the years ended December 31, 2025 and 2024 were:

	Years Ended December 31,
	2025	2024
Audit fees	$351,000	$350,000
Audit-related fees	—	—
Tax fees	—	—
All Other fees	—	—
Total	$351,000	$350,000

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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended December 31, 2025, are made by the Sponsor’s Board of Directors.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

Exhibits:

Exhibit No.	Description of Document

3.1	First Amended and Restated Trust Agreement (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-3/A filed by the Registrant on December 4, 2025).

3.2	Certificate of Trust (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10 filed by the Registrant on April 23, 2021).

3.3	Certificate of Amendment to the Certificate of Trust (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-3/A filed by the Registrant on December 4, 2025).

4.1	Trust Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10 filed by the Registrant on April 23, 2021).

4.2	Certificate of Trust (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10 filed by the Registrant on April 23, 2021).

10.1†

Amended Restated and Consolidated Coinbase Prime Broker Agreement (with Custodian Agreement included as an exhibit thereto) (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-3 filed by the Registrant on August 25, 2025).

10.2

License Agreement by and between Bitwise Index Services, LLC and Bitwise Investment Advisers, LLC, dated May 28, 2020 (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form 10 by the Registrant on April 23, 2021).

10.3	Transfer Agency and Services Agreement (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-3 filed by the Registrant on August 25, 2025).

10.4†	Marketing Agent Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-3 filed by the Registrant on August 25, 2025).

10.5	Cash Custody Agreement (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-3 filed by the Registrant on August 25, 2025).

10.6	Form of Authorized Participant Agreement (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-3 filed by the Registrant on August 25, 2025).

10.7	Form of Master Purchase and Sale Agreement for Digital Assets (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-3 filed by the Registrant on September 10, 2025).

10.8	Fund Administration and Accounting Agreement (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-3 filed by the Registrant on August 25, 2025).

10.9†	Co-Transfer Agency and Registrar Services Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-3 filed by the Registrant on August 25, 2025).

19.1	Insider Trading Policy of the Sponsor (incorporated by reference to Exhibit 19.1 of the Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Registrant on February 20, 2025).

31.1^	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2^	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1^*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Registrant on February 20, 2025).

101.INS^	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH^	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101).

† Certain identified information has been excluded from this exhibit because it is both not material and is the type of information that the registrant treats as private or confidential.

* These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the SEC and are not incorporated by reference in any filing of Bitwise 10 Crypto Index ETF under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

^ Filed herewith.

Item 16. Form 10-K Summary.

None.

Bitwise 10 Crypto Index ETF

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Sponsor

Bitwise 10 Crypto Index ETF

Opinion on Internal Control Over Financial Reporting

We have audited Bitwise 10 Crypto Index ETF's (formerly Bitwise 10 Crypto Index Fund, the Trust), internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust as of December 31, 2025 and 2024, including the schedules of investments, the related statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the financial statements), and our report dated March 2, 2026 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

New York, New York

March 2, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Sponsor

Bitwise 10 Crypto Index ETF:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Bitwise 10 Crypto Index ETF (formerly Bitwise 10 Crypto Index Fund, the Trust), including the schedules of investments as of December 31, 2025 and 2024, and the related statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2026 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the existence and rights over the investment in crypto assets

As discussed in Note 2 to the financial statements, the Trust accounts for its investments in crypto assets at fair value in accordance with its classification as an investment company for accounting purposes. As of December 31, 2025, the fair value of the Trust’s investments in crypto assets were $1.03 billion, with a cost basis of $0.24 billion. The Trust’s crypto assets exist and are stored on the applicable crypto asset blockchain. Private keys associated with the Trust’s crypto assets are secured by a third-party custodian and stored in a segregated custody account. The custodial account uses offline storage, or cold storage, mechanisms to secure the majority of the Trust’s private keys.

We identified the evaluation of the existence of and the Trust’s rights to crypto assets, including the risk that the Trust may not have rights to or control over its investments in crypto assets, as a critical audit matter. A high degree of auditor judgment was involved in determining the nature and extent of the procedures performed and audit evidence obtained to assess the existence of and the Trust’s rights to its investments in crypto assets, as control over and access to crypto assets is provided through private keys stored using third-party custodial services.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the existence of and the Trust’s rights over its investments in crypto assets. We involved professionals with specialized skills and knowledge in blockchain technology, who assisted in evaluating the design and operating effectiveness of certain internal controls over the crypto assets performed at the third-party custodian, specifically related to the generation of the private keys, the storing of these keys, and the reconciliation of crypto assets per the custodial service ledgers to the public blockchain. We obtained confirmation of the Trust’s investments in crypto assets held with the third-party custodian as of December 31, 2025, and compared the results of the confirmation to the Trust’s records. We compared the Trust’s record for a selection of on blockchain crypto assets purchase and sale transactions to the records on the public blockchain using software audit tools. We also obtained and assessed evidence that transactions involving crypto assets were appropriately authorized and that the Trust controlled the crypto assets through the third-party custodian. We evaluated the reliability of audit evidence obtained from the public blockchain.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2021.

New York, New York

March 2, 2026

Bitwise 10 Crypto Index ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per-Share amounts)

Assets	December 31,
	2025	2024
Investments in Crypto Assets, at fair value (cost $235,588 and $303,297 as of December 31, 2025 and December 31, 2024, respectively)	$1,029,868	$1,368,514
Receivable for Crypto Assets sold	18,910	—
Cash (1)	15	77
Total Assets	$1,048,793	$1,368,591

Liabilities
Payable for redemptions	$17,068	$—
Management fees payable	1,217	2,851
Payable for Crypto Assets purchased	639	—
Total Liabilities	18,924	2,851
Net Assets	$1,029,869	$1,365,740

Net Assets consists of:
Shares issued and outstanding, no par value (unlimited shares authorized)	17,451,947	20,241,947
Principal Market NAV per share	$59.01	$67.47

(1) See footnote 4 for more information.

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF

Schedules of Investments
(Amounts in thousands, except Units of Crypto Assets and percentages)
December 31, 2025
	Units	Cost	Fair Value	Percentage of Shareholders' Equity
Investments in crypto assets, at fair value *
Bitcoin	8,836.1188	$133,153	$773,549	75.11%
Ethereum	53,393.7681	26,400	158,683	15.41
XRP	26,808,148.3800	18,989	48,981	4.76
Solana	248,993.3542	9,525	30,865	3.00
Cardano	16,225,913.9193	19,444	5,402	0.52
Chainlink	313,437.5474	2,539	3,837	0.37
Litecoin	33,920.6399	4,348	2,598	0.25
Avalanche	190,139.0261	4,064	2,345	0.23
SUI	1,653,967.2590	6,345	2,308	0.22
Polkadot	729,577.6306	10,781	1,300	0.13
Total investments in crypto assets, at fair value (cost $235,588)			$1,029,868	100.00
Other assets in excess of liabilities			1	0.00 ^
Net Assets			$1,029,869	100.00%

^ Less than 0.005%

December 31, 2024
	Units	Cost	Fair Value	Percentage of Shareholders' Equity
Investments in crypto assets, at fair value *
Bitcoin	10,632.1413	$178,640	$992,968	72.70%
Ethereum	65,011.3388	37,508	217,164	15.90
XRP	30,686,126.7901	22,018	64,340	4.71
Solana	256,477.2246	10,881	49,677	3.64
Cardano	19,192,702.8414	23,730	16,262	1.19
Avalanche	220,206.9730	5,048	7,886	0.58
Chainlink	342,097.2780	2,985	6,828	0.50
Polkadot	816,152.3229	13,282	5,434	0.40
Bitcoin Cash	10,611.6785	4,453	4,625	0.34
NEAR Protocol	680,674.8151	4,751	3,330	0.24
Total investments in crypto assets, at fair value (cost $303,297)			$1,368,514	100.20
Liabilities in excess of other assets			(2,774)	(0.20)
Net Assets			$1,365,740	100.00%

* Crypto Assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF

Statements of Operations

(Amounts in thousands)

	For the year ended December 31,
	2025	2024	2023
Income
Other income	$—	$—	$69
Total Income	—	—	—
Expenses
Management fee	$33,478	$25,807	$12,858
Transaction and other fees	—	—	3
Total Expenses	33,478	25,807	12,861
Net Investment loss	(33,478)	(25,807)	(12,792)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from investment in Crypto Assets	138,560	10,247	(23,156)
Net change in unrealized appreciation (depreciation) from Crypto Assets	(270,937)	680,194	428,898
Net realized and change in unrealized gain (loss) on investments	(132,377)	690,441	405,742
Net increase (decrease) in Net Assets resulting from operations	$(165,855)	$664,634	$392,950

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF

Statements of Changes in Net Assets

(Amounts in thousands, except change in Shares issued and redeemed)

	For the year ended December 31,
	2025	2024	2023
Increase in net assets from operations:
Net investment gain (loss)	$(33,478)	$(25,807)	$(12,792)
Net realized gain (loss) from investment in Crypto Assets	138,560	10,247	(23,156)
Net change in unrealized appreciation (depreciation) from Crypto Assets	(270,937)	680,194	428,898
Net increase (decrease) in net assets resulting from operations	(165,855)	664,634	392,950
Increase in net assets from capital share transactions:
Creations for Shares issued	1,306	—	—
Redemptions for Shares redeemed	(171,322)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	(170,016)	—	—
Total increase (decrease) in net assets from operations and capital share transactions	(335,871)	664,634	392,950
Net Assets:
Beginning of Period	1,365,740	701,106	308,156
End of Period	$1,029,869	$1,365,740	$701,106
Change in Shares outstanding:
Shares outstanding at beginning of period	20,241,947	20,241,947	20,241,947
Shares issued	20,000	—	—
Shares redeemed	(2,810,000)	—	—
Net increase (decrease) in shares	(2,790,000)	—	—
Shares outstanding at end of period	17,451,947	20,241,947	20,241,947

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF

Statements of Cash Flows

(Amounts in thousands)

	For the year ended December 31,
	2025	2024	2023

Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(165,855)	$664,634	$392,950
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Crypto Assets	(27,910)	(34,239)	(39,743)
Proceeds from Crypto Assets sold	215,908	58,735	51,137
Net realized (gain) loss from investment in Crypto Assets	(138,560)	(10,247)	23,156
Net change in unrealized (appreciation) depreciation on investment in Crypto Assets	270,937	(680,194)	(428,898)
Changes in operating assets and liabilities:
(Increase) Decrease in receivable from exchange	—	—	(645)
Increase (Decrease) in Management Fee payable	(1,634)	1,387	1,387
Net cash provided by (used in) operating activities	152,886	76	(656)

Cash flow from financing activities
Creations for Shares issued	1,306	—	—
Redemptions for Shares redeemed	(154,254)	—	—
Net cash provided by (used in) financing activities	(152,948)	—	—

Net increase (decrease) in cash	(62)	76	(656)
Cash, beginning of period	77	1	657
Cash, end of period	$15	$77	$1

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF

Notes to Financial Statements

1. Organization

Nature of Operations

Bitwise 10 Crypto Index ETF (the “Trust”) is a Delaware Statutory Trust that commenced operations on November 22, 2017. The Trust's name was changed from “Bitwise Hold 10 Private Index Fund, LLC” on September 24, 2018, and changed again from “Bitwise 10 Private Index Fund, LLC” on May 1, 2020 when it was also simultaneously converted from a Delaware Limited Liability Company to a Delaware Statutory Trust. Bitwise Investment Advisers, LLC, is the sponsor (“Sponsor”) and investment adviser of the Trust. Bitwise Asset Management, Inc, an affiliate of the Sponsor, served as the Manager before the Trust's conversion to a Delaware Statutory Trust. Delaware Trust Company is the Trustee of the Trust. On December 3, 2025, in conjunction with the Trust's conversion to an Exchange Traded Product (“ETP”), the Trust's name was changed from “Bitwise 10 Crypto Index Fund”. Concurrently, the Sponsor and the Trustee entered into a First Amended and Restated Trust Agreement which became effective when the common shares (“Shares”) of beneficial interest that it issues began trading on the NYSE Arca, Inc. (the “Exchange”), under the trading symbol “BITW” on December 9, 2025. The Trust’s principal investment objective is to invest in a Portfolio of broad-based Crypto Assets that tracks the Bitwise 10 Large Cap Crypto Index (the “Index”), which is administered by Bitwise Index Services, LLC (the “Index Provider”), an affiliate of the Sponsor. The Trust rebalances monthly alongside the Index to stay current with changes.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor develops a marketing plan for the Trust, prepares marketing materials regarding the Shares, and operates the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all normal operating expenses of the Trust (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unitary management fee (the “Sponsor Fee”) and may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also paid the costs of the Trust’s organization.

The Trust purchases and sells Crypto Assets directly and it creates or redeems its Shares in cash-settled transactions in blocks of 10,000 Shares at the Trust’s net asset value (“NAV”) per Share and only in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). An Authorized Participant will deliver, or cause to be delivered, cash to the Trust when it purchases Shares from the Trust, and the Trust will deliver cash to an Authorized Participant, or its designee, when it redeems Shares with the Trust. Authorized Participants, and their customers, may then, in turn, offer Shares to the public at prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Investors who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the NAV of the Shares.

The statements of assets and liabilities and schedules of investment as of December 31, 2025 and 2024, and the statements of operations, cash flows, and changes in net assets for the years ended December 31, 2025, 2024 and 2023, have been prepared on behalf of the Trust. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the years ended December 31, 2025, 2024 and 2023 have been made.

2. Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements.

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 946, Financial Services—Investment Companies.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Cash

Cash represents cash deposits held at financial institutions and Crypto Asset exchanges. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Investment Transactions and Revenue Recognition

The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investment in Crypto Assets. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor Fee in Crypto Assets. Commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.

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

During the twelve months ended December 31, 2023, the Trust was eligible for a Flare (FLR) Airdrop. The Airdrop was based on the Trust’s XRP holding in its custody vault as of December 12, 2020. The Trust elected to participate in the Airdrop and on April 17th, 2023, Other income resulting from the Airdrop was booked into the Fund’s assets. At the time of the Airdrop, the result was a positive NAV increase of 0.013% bps, less than $0.00 NAV increase and $68,436 net asset increase to the Trust. On April 18, 2023, the Trust sold the FLR and raised USD resulting in a minor loss to the Trust. The USD was used to purchase other assets in the Trust’s portfolio, since FLR was not part of the Index of the Trust. The impact of this Airdrop can be seen within the Statement of Operations under Other income and Net realized gain (loss) from Crypto Assets. There were no Airdrops recognized or unrecognized during the years ended December 31, 2025 and 2024.

Investment Valuation - Principal Market Net Asset Value (“NAV”)

GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value investments at fair value.

For financial statement reporting, the Trust identifies and determines the Crypto Asset principal markets (or in the absence of a principal market, the most advantageous market) for GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC Topic 820. A principal market is the market with the greatest volume and activity level for the asset or liability. The Principal Market NAV and the Principal Market NAV Per Share are calculated using the fair values of the Crypto Assets based on the prices provided by these exchange markets, as of 4:00 p.m. ET on the measurement date for GAAP purposes. The Trust determines its principal markets (or in the absence of a principal market the most advantageous market) on a quarterly basis to determine which markets are its principal markets for the purpose of calculating fair value for the creation of quarterly and annual financial statements.

Effective February 13, 2023, the Sponsor adapted a nearly identical principal market valuation process, with no material impact to the Trust, using a third-party valuation vendor, Lukka, Inc., to identify publicly available, well-established and reputable Crypto Asset exchanges.

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's NAV in accordance with GAAP (“Principal Fair Market NAV”), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Crypto Assets in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Crypto Assets are sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are US accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transact on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Crypto Assets traded on each Digital Asset Market. For the year ended December 31, 2025, this sort was performed for Digital Asset Markets for the period mid-November through mid-December 2025.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 pm. ET for Crypto Assets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of December 31, 2025, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market's price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust's determination of its principal market.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the year ended December 31, 2025.

Year Ended December 31, 2025
Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$87,544.00	Crypto.com
Ethereum (ETH)	$2,971.94	Crypto.com
XRP (XRP)	$1.83	Coinbase
Solana (SOL)	$123.96	Coinbase
Cardano (ADA)	$0.33	Coinbase
Avalanche (AVAX)	$12.33	Coinbase
Chainlink (LINK)	$12.24	Coinbase
Polkadot (DOT)	$1.78	Coinbase
Sui (SUI)	$1.40	Coinbase

Various inputs are used to determine the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows.

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and.

Level 3 – Unobservable inputs, including the Trust's assumptions used in determining the fair value of investments, where there is little or no market activity for the asset or liability at the measurement date.

The cost basis of the investments in Crypto Assets recorded by the Trust for financial reporting purposes are the fair values of the Crypto Assets at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$1,029,868	$—	$—	$1,029,868

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$1,368,514	$—	$—	$1,368,514

Calculation of NAV and NAV Per Share

On each business day, as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees and other liabilities of the Trust from the fair value of the Crypto Assets and other assets held by the Trust. The Bank of New York Mellon (the “Administrator”) computes the NAV Per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Income Taxes

The Trust is classified as a partnership for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of December 31, 2025.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of December 31, 2025, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2025, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Related Party Transactions and Agreements

The Trust pays a Management Fee of 0.75% per annum of the net asset value of the Trust Estate, which includes all Crypto Assets owned by the Trust, including its investment portfolio, cash, and any contractual rights at the end of each month. Prior to the Trust's listing on the Exchange on December 9, 2025, the Trust paid the Sponsor a Management Fee of 2.5% in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. The Management Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. The Management Fee accrues daily, and is payable monthly in arrears. The amount of cash or Crypto Assets payable in respect of each daily accrual are determined by reference to the Trust’s valuation procedures. The NAV of the Trust is reduced each day by the amount of the Management Fee calculated each day. In exchange for the Management Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Crypto Asset network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of a digital-asset network, any Incidental Rights and any IR Asset, any indemnification of the Cash Custodian, Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters).

4. Creation and Redemption of Shares

When the Trust creates or redeems its Shares, it does so only in Baskets (blocks of 10,000 Shares) based on the quantity of Crypto Assets attributable to each Share of the Trust (net of accrued expenses and liabilities) multiplied by the number of Shares comprising a Basket (10,000). This is called the “Basket Amount.”

The Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants. The Trust has entered into the Cash Custody Agreement with BNY Mellon under which BNY Mellon acts as custodian of the Trust’s cash and cash equivalents. The Trust only creates or redeems its Shares at NAV.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the cash or Shares required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust, without the consent of any Shareholder or Authorized Participant. Authorized Participants must pay the Transfer Agent a nonrefundable fee for each order they place to create or redeem one or more Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor in its sole discretion. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Each Authorized Participant is required to be registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and is qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

5. Risks and Uncertainties

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure, or security breaches. Any of the Trust’s assets that reside on an exchange that closes may be lost. At December 31, 2025 and 2024, Crypto Assets with a value of approximately $0 and $7,226,139, respectively, resided on exchanges. At December 31, 2025, the Trust had a $18,910,054 receivable from Crypto Assets sold and a payable of $639,400 from Crypto Assets purchased. At December 31, 2025 the Trust had approximately $14,700 in cash in the Trust bank accounts. As of December 31, 2024, the Trust had approximately $76,500 in cash with $75,700 held on exchange and $800 in the Trust bank accounts.

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

Coinbase Custody Trust Company, LLC serves as the Trust’s custodian for Crypto Assets for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At December 31, 2025 and December 31, 2024, Crypto Assets of $1,048,138,633 and $1,361,288,296 were held by the Custodian, respectively.

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

6. Financial Highlights

The following presents the financial highlights for the twelve months ended December 31, 2025, December 31, 2024 and December 31, 2023.

	Twelve months ended December 31, 2025	Twelve months ended December 31, 2024	Twelve months ended December 31, 2023
Principal Market NAV per-share, beginning of period	$67.47	$34.64	$15.22
Net investment loss [1]	(1.66)	(1.27)	(0.63)
Net realized and change in unrealized on investment in Crypto Assets	(6.80)	34.10	20.05
Net change in net assets from operations	(8.46)	32.83	19.42
Principal Market NAV per-share, end of period	$59.01	$67.47	$34.64

Total return, at net asset value [2]	(12.54)%	94.77%	127.60%

Ratios to average net assets [3,4]
Net expenses	2.44%	2.51%	2.51%
Net investment loss	(2.44)%	(2.51)%	(2.49)%

1.
Calculated using average Shares outstanding.
2.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of share transactions from the Trust.
3.
Based on the average of month-end net assets.
4.
On December 3, 2025, as part of the conversion to an ETP product, the Sponsor reduced the management fee from 2.50% per annum to 0.75% per annum, which became effective upon the Trust's listing on the Exchange on December 9, 2025.

7. Segment Reporting

An operating segment is defined in FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“Topic 280”), as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selective members of the Executive Management Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

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

9. Subsequent Events

The Trust has evaluated subsequent events through March 2, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bitwise Investment Advisers, LLC as Sponsor of Bitwise 10 Crypto Index ETF (BITW)

By:	/s/ Paul Fusaro
	Name:	Paul Fusaro
	Title:	Chief Operating Officer (Principal Executive Officer)*

By:	/s/ James Bebrin III
	Name:	James Bebrin III
	Title:	Vice President (Principal Financial Officer and Principal Accounting Officer)*

Date: March 2, 2026

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.