Form 10-K/A
period 2025-12-31
Bitwise 10 Crypto Index ETF
filed 2026-03-11
CIK 1723788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2025
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.
Commission file number:
001-42994

Bitwise 10 Crypto Index ETF
(Exact name of registrant as specified in its charter)

Delaware	82-3002349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Bitwise Investment Advisers, LLC
250 Montgomery Street, Suite 200
San Francisco, California 94104
(Address of principal executive offices) (Zip Code)
(415)
707-3663
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Bitwise 10 Crypto Index ETF	BITW	NYSE Arca, Inc.

Indicate by check mark if the registrant is a
well-known
seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act.). ☐ Yes ☒ No
State the aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,326,351,938
As of March 10, 2026, the registrant had 15,801,947 Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form
10-K
of Bitwise 10 Crypto Index ETF (the “Trust”) for the year ended December 31, 2025, as originally filed with the Securities and Exchange Commission on March 2, 2026 (the “Original Form
10-K”),
is being filed solely to file the consent of KPMG LLP, the Trust’s independent registered public accounting firm (the “Consent”). Due to an administrative error, the Consent was inadvertently not included in the Original Form
10-K.
In accordance with Rule
12b-15
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 includes new certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment No. 1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K
under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as set forth in this Amendment No. 1, no other changes have been made to the Original Form
10-K.
The Original Form
10-K
has not been amended or updated to reflect events occurring after the filing date of the Original Form
10-K,
except as specifically set forth in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form
10-K.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(1) No financial statements are filed with this Amendment No. 1. These items were included as part of the Original Form 10-K.

(2) None.

(3) Exhibits:

Exhibit No.	Description of Document

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a -14(a) under the Securities Exchange Act of 1934

31.2*	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a -14(a) under the Securities Exchange Act of 1934

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Bitwise Investment Advisers, LLC, as Sponsor of Bitwise 10 Crypto Index ETF

/s/ Paul Fusaro
By: Paul Fusaro
Chief Operating Officer
(Principal Executive Officer)*

/s/ James Bebrin III
By: James Bebrin III
Vice President
(Principal Financial Officer and Principal Accounting Officer)*

Date: March 11, 2026

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the sponsor of the registrant.