Form 10-Q
period 2026-03-31
Bitwise 10 Crypto Index ETF
filed 2026-05-07
CIK 1723788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-42994

Bitwise 10 Crypto Index ETF

(Exact name of registrant as specified in its charter)

Delaware	82-3002349
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Bitwise Investment Advisers, LLC

250 Montgomery Street, Suite 200

San Francisco, California 94104

(415) 707-3663

(Address, including ZIP code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s):	Name of each exchange on which registered
Bitwise 10 Crypto Index ETF Shares	BITW	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 14,921,947 outstanding shares as of May 4, 2026.

Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, future performance and business of Bitwise 10 Crypto Index ETF (BITW) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in Part II, Item 1A. Risk Factors. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust's business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust's expectations include, but are not limited to:

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

Bitwise 10 CRYPTO INDEX ETF

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise 10 Crypto Index ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per Share amounts)

Assets	March 31, 2026	December 31, 2025
	(unaudited)
Investments in Crypto Assets, at fair value (cost $192,273 and $235,588 as of March 31, 2026 and December 31, 2025, respectively)	$678,167	$1,029,868
Receivable for Crypto Assets sold	900	18,910
Cash (1)	6	15
Total Assets	679,073	1,048,793

Liabilities
Payable for redemptions	—	17,068
Management fees payable	447	1,217
Payable for Crypto Assets purchased	390	639
Total Liabilities	837	18,924
Net Assets	$678,236	$1,029,869

Shares issued and outstanding, no par value (unlimited shares authorized)	15,201,947	17,451,947
Principal Market NAV per Share	$44.62	$59.01

(1) See footnote 5 for more information.

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF
Schedules of Investment
(Amounts in thousands, except Units of Crypto Assets and percentages)

March 31, 2026 (unaudited)
	Units	Cost	Fair Value	Percentage of Shareholders' Equity
Investments in crypto assets, at fair value *
Bitcoin	7,675.4243	$106,309	$520,434	76.73%
Ethereum	46,313.1449	21,684	97,036	14.31
XRP	23,538,470.3300	16,750	31,633	4.66
Solana	219,489.9281	6,918	18,130	2.67
Cardano	14,134,742.7400	16,642	3,402	0.50
Chainlink	273,041.9132	2,198	2,393	0.35
Litecoin	29,548.9691	3,787	1,596	0.24
Avalanche	165,634.0279	3,538	1,473	0.22
SUI	1,440,804.9980	5,471	1,264	0.19
Polkadot	635,550.1241	8,976	806	0.12
Total investments in crypto assets, at fair value (cost $192,273)			$678,167	99.99
Other assets in excess of liabilities			69	0.01
Net Assets			$678,236	100.00%

December 31, 2025
	Units	Cost	Fair Value	Percentage of Shareholders' Equity
Investments in crypto assets, at fair value *
Bitcoin	8,836.1188	$133,153	$773,549	75.11%
Ethereum	53,393.7681	26,400	158,683	15.41
XRP	26,808,148.3800	18,989	48,981	4.76
Solana	248,993.3542	9,525	30,865	3.00
Cardano	16,225,913.9193	19,444	5,402	0.52
Chainlink	313,437.5474	2,539	3,837	0.37
Litecoin	33,920.6399	4,348	2,598	0.25
Avalanche	190,139.0261	4,064	2,345	0.23
SUI	1,653,967.2590	6,345	2,308	0.22
Polkadot	729,577.6306	10,781	1,300	0.13
Total investments in crypto assets, at fair value (cost $235,588)			$1,029,868	100.00
Other assets in excess of liabilities			1	0.00 ^
Net Assets			$1,029,869	100.00%

^ Less than 0.005%

* Crypto Assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF

Statements of Operations

(Amounts in thousands)

	For the three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Income
Investment income	$—	$—
Expenses
Management fee	1,547	7,859
Total expenses	1,547	7,859
Net Investment loss	(1,547)	(7,859)
Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from investment in Crypto Assets	69,785	8,866
Net change in unrealized appreciation (depreciation) from Crypto Assets	(308,386)	(256,649)
Net realized and change in unrealized appreciation (depreciation) on investments	(238,601)	(247,783)
Net increase (decrease) in net assets resulting from operations	$(240,148)	$(255,642)

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF

Statements of Changes in Net Assets

(Amounts in thousands, except Shares issued and redeemed)

	For the three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Increase in net assets from operations
Net investment loss	$(1,547)	$(7,859)
Net realized gain (loss) from investment in Crypto Assets	69,785	8,866
Net change in unrealized appreciation (depreciation) from Crypto Assets	(308,386)	(256,649)
Net increase (decrease) in net assets resulting from operations	(240,148)	(255,642)
Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	—	—
Redemptions for Shares redeemed	(111,485)	—
Net increase (decrease) in net assets resulting from capital share transactions	(111,485)	—
Total increase (decrease) in net assets from operations and capital share transactions	(351,633)	(255,642)
Net Assets
Beginning of Period	1,029,869	1,365,740
End of Period	$678,236	$1,110,098
Shares issued and redeemed:
Shares issued	—	—
Shares redeemed	(2,250,000)	—
Net increase (decrease) in Shares issued and outstanding	(2,250,000)	—

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF

Statements of Cash Flows

(Amounts in thousands)

	For the three months ended March 31,
	2026 (unaudited)	2025 (unaudited)

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(240,148)	$(255,642)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Crypto Assets	(754)	(20,059)
Proceeds from Crypto Assets sold	131,615	28,376
Net realized (gain) loss from investment in Crypto Assets	(69,785)	(8,866)
Net change in unrealized (appreciation) depreciation on investment in Crypto Assets	308,386	256,649
Changes in operating assets and liabilities:
Increase (Decrease) in Management Fee payable	(770)	(534)
Net cash provided by (used in) operating activities	128,544	(76)

Cash flows from financing activities
Creations for Shares issued	—	—
Redemptions for Shares redeemed	(128,553)	—
Net cash provided by (used in) financing activities	(128,553)	—

Net increase (decrease) in cash	(9)	(76)
Cash, beginning of period	15	77
Cash, end of period	$6	$1

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF

Notes to Financial Statements

March 31, 2026 (Unaudited)

1. Organization

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

The statements of assets and liabilities and schedule of investment as of March 31, 2026, and the statements of operations, cash flows, and changes in net assets for the three-month periods ended March 31, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three-month periods ended March 31, 2026 and 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

2. Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements.

Basis of Presentation

The financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC") Topic 946, Financial Services—Investment Companies.

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

Investments and Valuation

The Trust’s investments in Crypto Assets are stated at fair value. For a further discussion of the Trust’s calculations of valuation, please see “Calculation of NAV and NAV per Share” in the footnote below. Crypto Assets are generally valued using prices as reported on reputable and liquid exchanges and may utilize an average of bid and ask quotes using closing prices provided by such exchanges as of the date and time of determination ("Investment Valuation - Principal Market Net Asset Value (NAV)" below). Factors such as the recent stability of the exchange, current liquidity of the exchange, and recent price activity of an exchange will be considered in the determination of which exchanges to utilize. The time used is 4:00 pm ET which corresponds to 20:00 UTC during Daylight Savings Time and 21:00 UTC during non-Daylight Savings Time. The Sponsor’s Valuation Policy provides a listing of preferred exchanges. While some Crypto Assets are valued based on prices reported in the public markets, other Crypto Assets may be more thinly-traded or subject to irregular trading activity. Determinations on the value of certain Crypto Assets, and how to value such assets as to which limited prices or quotations are available, are based on the Sponsor’s recommendations or instructions.

Crypto Asset transactions are recorded on the trade date. Realized gains and losses from Crypto Asset transactions are determined using the identified cost method. Any change in net unrealized gain or loss is reported in the statement of operations. Commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.

The Trust intermittently receives Airdrops of new Crypto Assets. The use of Airdrops is generally to promote the launch and use of new Crypto Assets by providing a small amount of the new Crypto Assets to the private wallets or exchange accounts of holders of existing related Crypto Assets. Airdropped Crypto Assets can have substantially different Blockchain technology that has no relation to any existing Crypto Asset, and many Airdrops may be without value. The Trust will only record receipt of airdropped Crypto Assets if, when received, the airdropped Crypto Assets have value. Crypto Assets received from Airdrops have no cost basis and the Trust recognizes other income equal to the fair value of the new Crypto Asset received. There were no Airdrops recognized or unrecognized during the three month period ended March 31, 2026 and the year ended December 31, 2025.

Investment Valuation - Principal Market Net Asset Value (“NAV”)

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's net asset value in accordance with U.S. GAAP ("Principal Market NAV" and "Principal Market NAV per Share"), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Crypto Assets in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Crypto Assets are sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well-established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Crypto Assets traded on each Digital Asset Market. For the three months ended March 31, 2026, this sort was performed for Digital Asset Markets for the period mid-February through mid-March 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 pm. EST for Crypto Assets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of December 31, 2025, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

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

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the three-month period ended March 31, 2026.

Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$67,805.29	Crypto.com
Ethereum (ETH)	$2,095.22	Crypto.com
XRP (XRP)	$1.34	Coinbase
Solana (SOL)	$82.60	Coinbase
Cardano (ADA)	$0.24	Coinbase
Avalanche (AVAX)	$8.89	Coinbase
Chainlink (LINK)	$8.77	Coinbase
Polkadot (DOT)	$1.27	Coinbase
Sui (SUI)	$0.88	Coinbase
Litecoin (LTC)	$54.01	Coinbase

Various inputs are used to determine the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

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

The following summarizes the Trust’s assets accounted for at fair value at March 31, 2026:

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$678,167	$—	$—	$678,167

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$1,029,868	$—	$—	$1,029,868

During the periods ended March 31, 2026 and December 31, 2025, there were no significant transfers into or out of any levels of the fair value hierarchy.

The following represents the changes in quantity of Crypto Assets and the respective fair values for the three-month period ended March 31,2026:

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2025	8,836.1188	$773,549
Purchases	—	—
Sales	(1,160.6945)	(86,434)
Net realized gain (loss) on investment	—	59,590
Net change in unrealized appreciation (depreciation) on investment	—	(226,271)
Balance at March 31, 2026	7,675.4243	$520,434

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2025	53,393.7681	$158,683
Purchases	—	—
Sales	(7,080.6232)	(16,478)
Net realized gain (loss) on investment	—	11,762
Net change in unrealized appreciation (depreciation) on investment	—	(56,931)
Balance at March 31, 2026	46,313.1449	$97,036

	XRP (XRP)
	Units	Fair Value
Balance at January 1, 2025	26,808,148.3800	$48,981
Purchases	185,339.2800	249
Sales	(3,455,017.3300)	(5,539)
Net realized gain (loss) on investment	—	3,051
Net change in unrealized appreciation (depreciation) on investment	—	(15,109)
Balance at March 31, 2026	23,538,470.3300	$31,633

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2025	248,993.3542	$30,865
Purchases	2,681.0900	256
Sales	(32,184.5161)	(3,194)
Net realized gain (loss) on investment	—	331
Net change in unrealized appreciation (depreciation) on investment	—	(10,128)
Balance at March 31, 2026	219,489.9281	$18,130

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2025	16,225,913.9193	$5,402
Purchases	—	—
Sales	(2,091,171.1793)	(642)
Net realized gain (loss) on investment	—	(2,160)
Net change in unrealized appreciation (depreciation) on investment	—	802
Balance at March 31, 2026	14,134,742.7400	$3,402

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2025	313,437.5474	$3,837
Purchases	—	—
Sales	(40,395.6342)	(405)
Net realized gain (loss) on investment	—	64
Net change in unrealized appreciation (depreciation) on investment	—	(1,103)
Balance at March 31, 2026	273,041.9132	$2,393

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2025	190,139.0261	$2,345

Purchases	—	—
Sales	(24,504.9982)	(252)
Net realized gain (loss) on investment	—	(274)
Net change in unrealized appreciation (depreciation) on investment	—	(346)
Balance at March 31, 2026	165,634.0279	$1,473

	Sui (SUI)
	Units	Fair Value
Balance at January 1, 2025	1,653,967.2590	$2,308
Purchases	—	—
Sales	(213,162.2610)	(248)
Net realized gain (loss) on investment	—	(626)
Net change in unrealized appreciation (depreciation) on investment	—	(170)
Balance at March 31, 2026	1,440,804.9980	$1,264

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2025	33,920.6399	$2,598
Purchases	—	—
Sales	(4,371.6708)	(262)
Net realized gain (loss) on investment	—	(299)
Net change in unrealized appreciation (depreciation) on investment	—	(441)
Balance at March 31, 2026	29,548.9691	$1,596

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2025	729,577.6306	$1,300
Purchases	—	—
Sales	(94,027.5065)	(151)
Net realized gain (loss) on investment	—	(1,654)
Net change in unrealized appreciation (depreciation) on investment	—	1,311
Balance at March 31, 2026	635,550.1241	$806

As of March 31, 2026, Bitcoin represented 76.73% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 14.31%, while the remaining 8.95% of the Portfolio Crypto Assets were composed of XRP, Solana, Cardano, Chainlink, Litecoin, Avalanche, Sui, and Polkadot.

Additions during the year primarily represent Crypto Assets purchased due to creations into the Trust and in-kind creations. Dispositions during the year represent Crypto Assets sold as a result of shareholder redemptions from the Trust and in-kind redemptions. In addition, Crypto Assets were sold to pay the Sponsor Fee of the Trust. For the three months ended March 31, 2026, the Trust recognized net realized gains of $69,785,683, which represents the net of cumulative realized gains of $74,973,367 and cumulative realized losses of $5,187,684.

The following represents the changes in quantity of Crypto Assets and the respective fair values for the year ended December 31, 2025:

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

Income Taxes

The Trust is classified as a partnership for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of March 31, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2026 and December 31, 2025, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Related Party Transactions

The Trust pays a Management Fee of 0.75% per annum of the net asset value of the Trust Estate, which includes all Crypto Assets owned by the Trust, including its investment portfolio, cash, and any contractual rights at the end of each month. Prior to the Trust's listing on the Exchange on December 9, 2025, the Trust paid the Sponsor a Management Fee of 2.5% in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. The Management Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. The Management Fee accrues daily, and is payable monthly in arrears. The amount of cash or Crypto Assets payable in respect of each daily accrual is determined by reference to the Trust’s valuation procedures. The NAV of the Trust is reduced each day by the amount of the Management Fee calculated each day. In exchange for the Management Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum.

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

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the cash or Shares required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust, without the consent of any Shareholder or Authorized Participant. Authorized Participants must pay the Transfer Agent a nonrefundable fee for each order they place to create or redeem one or more Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor in its sole discretion. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

5. Risks and Uncertainties

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure, or security breaches. Any of the Trust’s assets that reside on an exchange that closes may be lost. At March 31, 2026 and December 31, 2025, Crypto Assets with a value of approximately $0 and $0, respectively, resided on exchanges. At March 31, 2026, the Trust had a $900,188 receivable from Crypto Assets sold and a payable of $389,279 from Crypto Assets purchased. At December 31, 2025 the Trust had approximately $6,041 in cash in the Trust bank accounts. At December 31, 2025, the Trust had an $18,910,054 receivable from Crypto Assets sold and a payable of $639,400 from Crypto Assets purchased. At December 31, 2025 the Trust had approximately $14,700 in cash in the Trust bank accounts.

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

6. Financial Highlights

The following presents the financial highlights for the three months ended March 31, 2026 and 2025.

	Three months ended March 31, 2026	Three months ended March 31, 2025
Principal Market NAV per share, beginning of period	$59.01	$67.47
Net investment loss [1]	(0.09)	(0.39)
Net realized and change in unrealized appreciation (depreciation) on investment in Crypto Assets	(14.30)	(12.24)
Net change in net assets from operations	(14.39)	(12.63)
Principal Market NAV per share, end of period	$44.62	$54.84

Total return, at net asset value [2]	(24.39)%	(18.72)%

Ratios to average net assets [3,4,5]
Expenses	0.75%	2.51%
Net investment loss	(0.75)%	(2.51)%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder’s return and ratios may vary based on the timing of capital transactions. Ratios have been annualized for the periods ended March 31, 2026 and 2025; total returns and portfolio turnover have not been annualized.

(1)
Calculated using average Shares outstanding.
(2)
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual Shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of share transactions from the Trust.
(3)
Based on the average of month-end net assets.
(4)
Annualized.
(5)
On December 3, 2025, as part of the conversion to an ETP product, the Sponsor reduced the management fee from 2.50% per annum to 0.75% per annum, which became effective upon the Trust's listing on the Exchange on December 9, 2025.

7. Segment Reporting

An operating segment is defined in FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“Topic 280”), as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selected members of the Executive Management Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust Agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

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

9. Subsequent Events

The Trust has evaluated subsequent events through May 6, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In furtherance of this objective, the activities of the Trust include (i) issuing Shares in exchange for subscriptions, (ii) selling or buying Portfolio Crypto Assets in connection with monthly rebalancing, (iii) selling Portfolio Crypto Assets as necessary to cover the Management Fee (as defined below) and/or any Organizational Expenses (as defined below), (iv) causing the Sponsor to sell Portfolio Crypto Assets upon any potential future termination of the Trust, and (v) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement of Bitwise 10 Crypto Index ETF (the “Trust Agreement”), and the Custodian Agreement with the Custodian (the “Custodian Agreement”).

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

Results of Operations

For the three months ended March 31, 2026 Compared to the three months ended March 31, 2025^

	For the three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Net investment loss	$(1,547)	$(7,859)
Net realized and unrealized gain (loss)	$(238,601)	$(247,783)
Net increase (decrease) in net assets resulting from operations	$(240,148)	$(255,642)
Net Assets[1]	$678,236	$1,110,098

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for Crypto Assets that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

March 31, 2026

During the three months ended March 31, 2026, the Trust's net assets decreased from $1,029,869 on December 31, 2025 to $678,236 on March 31, 2026. The decrease in the Trust's net assets resulted primarily from dispositions of approximately (1,161) BTC, (7,081)

ETH, (3,455,017) XRP, (32,185) SOL, (2,091,171) ADA, (40,396) LINK, (4,372) LTC, (24,505) AVAX, (213,162) SUI and (94,028) DOT with a value of ($113,605) in connection with sales to pay the Management Fee, for redemption of Shares, and for rebalancing of Crypto Assets to the Index. Dispositions were partially offset by additions to the Trust of approximately 185,339 XRP and 2,681 SOL, with a value of $505 in connection with Share creations during the period.

Net realized and change in unrealized loss on investment in Crypto Assets for the three months ended March 31, 2026 was $(238,601), which included a realized gain of $69,785 from the sale of Crypto Assets to pay the Management Fee, for redemption of Shares, and for rebalancing to the Index, and a change in unrealized depreciation on investment in Crypto Assets of $(308,386). Net realized and change in unrealized loss on investment in Crypto Assets resulted primarily from price depreciation of the Trust's holdings during the period. Net decrease in net assets resulting from operations for the three months ended March 31, 2026 was $(240,148), which consisted of the net realized and unrealized loss on investment in Crypto Assets, less the Management Fee of $(1,547).

March 31, 2025

By comparison, during the three months ended March 31, 2025, the Trust's net assets decreased from $1,365,740 on December 31, 2024 to $1,110,098 on March 31, 2025. The decrease in the Trust's net assets resulted primarily from dispositions of approximately (144) BTC, (638) ETH, (173,121) XRP, (1,302) SOL, (15,915) ADA, (810) LINK, (1,571) AVAX, (71,048) SUI, (5,143) DOT, (10,612) BCH, (320,997) UNI and (680,675) NEAR with a value of ($28,376) in connection with sales to pay the Management Fee, for redemption of Shares, and for rebalancing of Crypto Assets to the Index. Dispositions were partially offset by additions to the Trust of approximately 502 ETH, 512,558 XRP, 3,603 SOL, 276,520 ADA, 1,717,309 SUI, 40,873 LTC and 320,997 UNI, with a value of $20,059 in connection with Share creations during the period.

During the three months ended March 31, 2025, net realized and change in unrealized loss on investment in Crypto Assets was $(247,783), which included a realized gain of $8,866 from the sale of Crypto Assets to pay the Management Fee, for redemption of Shares, and for rebalancing to the Index, and a change in unrealized depreciation on investment in Crypto Assets of $(256,649). Net realized and change in unrealized loss on investment in Crypto Assets resulted primarily from price depreciation of the Trust's holdings during the period. Net decrease in net assets resulting from operations for the three months ended March 31, 2025 was $(255,642), which consisted of the net realized and unrealized loss on investment in Crypto Assets, less the Management Fee of $(7,859).

^ Amounts displayed are in the ‘000s, except for per-Share/coin references.

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

Value of Portfolio Crypto Assets

As described in the Risk Factors set out in our Form 10-K filed with the SEC on March 2, 2026, the prices of the various Portfolio Crypto Assets held by the Trust are subject to extreme volatility. This volatility had a significant impact on the value of the Portfolio

Crypto Assets for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 and the year ended December 31, 2025.

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

Transactions of Crypto Assets have been accounted for by analogizing to existing accounting standards that management believes are appropriate to the circumstances.

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

Investments and Valuation

The Trust’s investments in Crypto Assets are stated at fair value. For a further discussion of the Trust’s calculations of valuation, please see “Calculation of NAV and NAV per Share” in the footnote below. Crypto Assets are generally valued using prices as reported on reputable and liquid exchanges and may utilize an average of bid and ask quotes using closing prices provided by such exchanges as of the date and time of determination ("Investment Valuation - Principal Market Net Asset Value (NAV)" below). Factors such as the recent stability of the exchange, current liquidity of the exchange, and recent price activity of an exchange will be considered in the determination of which exchanges to utilize. The time used is 4:00 pm ET which corresponds to 20:00 UTC during Daylight Savings Time and 21:00 UTC during non-Daylight Savings Time. The Sponsor’s Valuation Policy provides a listing of preferred exchanges. While some Crypto Assets are valued based on prices reported in the public markets, other Crypto Assets may be more thinly-traded or subject to irregular trading activity. Determinations on the value of certain Crypto Assets, and how to value such assets as to which limited prices or quotations are available, are based on the Sponsor’s recommendations or instructions.

Crypto Asset transactions are recorded on the trade date. Realized gains and losses from Crypto Asset transactions are determined using the identified cost method. Any change in net unrealized gain or loss is reported in the statement of operations. Commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.

The Trust intermittently receives Airdrops of new Crypto Assets. The use of Airdrops is generally to promote the launch and use of new Crypto Assets by providing a small amount of the new Crypto Assets to the private wallets or exchange accounts of holders of existing related Crypto Assets. Airdropped Crypto Assets can have substantially different Blockchain technology that has no relation to any existing Crypto Asset, and many Airdrops may be without value. The Trust will only record receipt of airdropped Crypto Assets if, when received, the airdropped Crypto Assets have value. Crypto Assets received from Airdrops have no cost basis and the Trust recognizes other income equal to the fair value of the new Crypto Asset received. There were no Airdrops recognized or unrecognized during the three month period ended March 31, 2026 and the year ended December 31, 2025.

Investment Valuation - Principal Market Net Asset Value (“NAV”)

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's net asset value in accordance with U.S. GAAP ("Principal Market NAV" and "Principal Market NAV

per Share"), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Crypto Assets in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Crypto Assets are sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well-established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Crypto Assets traded on each Digital Asset Market. For the three months ended March 31, 2026, this sort was performed for Digital Asset Markets for the period mid-February through mid-March 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 pm. EST for Crypto Assets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of December 31, 2025, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

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

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the three-month period ended March 31, 2026.

Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$67,805.29	Crypto.com
Ethereum (ETH)	$2,095.22	Crypto.com
XRP (XRP)	$1.34	Coinbase
Solana (SOL)	$82.60	Coinbase
Cardano (ADA)	$0.24	Coinbase
Avalanche (AVAX)	$8.89	Coinbase
Chainlink (LINK)	$8.77	Coinbase
Polkadot (DOT)	$1.27	Coinbase
Sui (SUI)	$0.88	Coinbase
Litecoin (LTC)	$54.01	Coinbase

Various inputs are used to determine the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

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

The following summarizes the Trust’s assets accounted for at fair value at March 31, 2026:

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$678,167	$—	$—	$678,167

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets
Investments in crypto assets, at fair value	$1,029,868	$—	$—	$1,029,868

During the periods ended March 31, 2026 and December 31, 2025, there were no significant transfers into or out of any levels of the fair value hierarchy.

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

The Trust intermittently receives Airdrops of new Crypto Assets. The use of Airdrops is generally to promote the launch and use of new Crypto Assets by providing a small amount of such new Crypto Assets to the private wallets or exchange accounts that support the new Crypto Asset and that hold existing related Crypto Assets. Unlike Hard Forks, airdropped Crypto Assets can have substantially different Blockchain technology that has no relation to any existing Crypto Asset, and many Airdrops may be without value. The Trust records receipt of airdropped Crypto Assets when received if there is value to the Trust in doing so. Crypto Assets received from Airdrops have no cost basis and the Trust recognizes unrealized gains equal to the fair value of the new Crypto Asset received. During the period from January 1, 2023 to December 31, 2023, the Trust was eligible for a Flare (FLR) airdrop. The Airdrop was based on the Trust’s XRP holding in its custody vault as of December 12, 2020. The Trust elected to participate in the Airdrop on April 17, 2023. Other income resulting from the Airdrop was booked into the ETF's assets. At the time of the Airdrop, the result was a positive NAV increase of 0.013%, less than $0.00 NAV increase and $68,436 net asset increase to the Trust. On April 18, 2023, the Trust sold the FLR and raised USD resulting in a minor loss to the Trust. The USD was used to purchase other assets in the Trust’s portfolio, since FLR was not part of the Index of the Trust. The impact of this Airdrop can be seen within the Statement of Operations under Other income and Net realized gain (loss) from Crypto Assets.

Income Taxes

The Trust is classified as a partnership for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of March 31, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2026 and December 31, 2025, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Risks and Uncertainties

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure, or security breaches. Any of the Trust’s assets that reside on an exchange that closes may be lost. At March 31, 2026 and December 31, 2025, Crypto Assets with a value of approximately $0 and $0, respectively, resided on exchanges. At March 31, 2026, the Trust had a $900,188 receivable from Crypto Assets sold and a payable of $389,279 from Crypto Assets purchased. At December 31, 2025 the Trust had approximately $6,041 in cash in the Trust bank accounts. At December 31, 2025, the Trust had an $18,910,054 receivable from Crypto Assets sold and a payable of $639,400 from Crypto Assets purchased. At December 31, 2025 the Trust had approximately $14,700 in cash in the Trust bank accounts.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Management Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

No material changes have occurred during the three months ended March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors last reported under Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 11, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
None.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 225 Baskets (comprising 2,250,000 Shares) during the three-month period ended March 31, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
January 1, 2026 – January 31, 2026	630,000.00	$62.74
February 1, 2026 – February 28, 2026	1,320,000.00	$44.00
March 1, 2026 – March 31, 2026	300,000	$46.29

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K) for the three-month period ended March 31, 2026.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1

Trust Agreement of Bitwise 10 Crypto Index ETF, by and among Bitwise Investment Advisers, LLC, Delaware Trust Company and the Shareholders from time to time thereunder (incorporated by reference to Exhibit 4.1 of the Trust’s Annual Report on Form 10-K filed with the SEC on February 20, 2025).

3.2	Certificate of Trust (incorporated by reference to Exhibit 4.2 of the Trust’s Annual Report on Form 10-K filed with the SEC on February 20, 2025).

10.1	Marketing Agent Agreement.

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

31.2*

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

Administrator: BNY Mellon.

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

Bitcoin (or BTC): A type of Crypto Asset based on an open-source cryptographic protocol existing on the Bitcoin network, comprising one type of the Crypto Assets underlying the Trust's Shares. The native Crypto Asset for the Bitcoin network is Bitcoin.

Blockchain: The public transaction ledger of a Crypto Asset’s network on which transactions are recorded.

BNY Mellon: The Bank of New York Mellon, a national association bank in New York.

Business Day: Any day other than a day when the Exchange or the New York Stock Exchange is closed for regular trading.

Cash Custodian: BNY Mellon.

Code: Internal Revenue Code of 1986, as amended.

Crypto Assets: A Crypto Asset designed to work as a store of value and/or medium of exchange wherein individual Crypto Asset ownership records are stored in a ledger, a computerized database using cryptography to secure transaction records, to control the creation of additional Crypto Assets and to verify the transfer of Crypto Asset ownership.

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

DSTA: Delaware Statutory Trust Act.

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

GAAP: U.S. generally accepted accounting principles.

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

Portfolio Crypto Assets: The group of selected Crypto Assets that are held by the Trust.

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

Date: May 6, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.