Form 10-Q
period 2026-06-30
Bitwise 10 Crypto Index ETF
filed 2026-08-07
CIK 1723788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026.

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

The registrant had 14,141,947 outstanding shares as of August 2, 2026.

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
•
the Custodians’ possible resignation or removal by the Sponsor; and
•
additional risk factors discussed in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC.

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

Bitwise 10 CRYPTO INDEX ETF

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise 10 Crypto Index ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per Share amounts)

Assets	June 30, 2026	December 31, 2025
	(unaudited)
Investments in Crypto Assets, at fair value (cost $169,101 and $235,588 as of June 30, 2026 and December 31, 2025, respectively)	$532,696	$1,029,868
Receivable for Crypto Assets sold	350	18,910
Cash	93	15
Total Assets	533,139	1,048,793

Liabilities
Payable for redemptions	—	17,068
Management fees payable	352	1,217
Payable for Crypto Assets purchased	—	639
Total Liabilities	352	18,924

Net Assets	$532,787	$1,029,869

Shares issued and outstanding, no par value (unlimited shares authorized)	14,141,947	17,451,947
Principal Market NAV per Share	$37.67	$59.01

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF
Schedules of Investments
(Amounts in thousands, except Units of Crypto Assets and percentages)

June 30, 2026 (unaudited)
	Units	Cost	Fair Value	Percentage of Shareholders' Equity
Investments in Crypto Assets, at fair value *
Bitcoin	7,060.1670	$93,937	$414,549	77.81%
Ethereum	42,500.5291	19,600	67,088	12.59
XRP	21,897,203.6376	15,502	22,843	4.29
Solana	204,185.5559	6,388	15,032	2.82
Hyperliquid	78,926.5943	5,189	5,167	0.97
Stellar Lumens	11,858,751.6205	2,681	2,204	0.41
Cardano	13,149,177.6756	15,221	1,903	0.36
Chainlink	254,003.5223	2,044	1,829	0.34
Litecoin	27,488.6084	3,509	1,149	0.22
SUI	1,340,342.0017	5,030	932	0.17
Total investments in Crypto Assets, at fair value (cost $169,101)			$532,696	99.98
Other assets in excess of liabilities			91	0.02
Net Assets			$532,787	100.00%

December 31, 2025
	Units	Cost	Fair Value	Percentage of Shareholders' Equity
Investments in Crypto Assets, at fair value *
Bitcoin	8,836.1188	$133,153	$773,549	75.11%
Ethereum	53,393.7681	26,400	158,683	15.41
XRP	26,808,148.3800	18,989	48,981	4.76
Solana	248,993.3542	9,525	30,865	3.00
Cardano	16,225,913.9193	19,444	5,402	0.52
Chainlink	313,437.5474	2,539	3,837	0.37
Litecoin	33,920.6399	4,348	2,598	0.25
Avalanche	190,139.0261	4,064	2,345	0.23
SUI	1,653,967.2590	6,345	2,308	0.22
Polkadot	729,577.6306	10,781	1,300	0.13
Total investments in Crypto Assets, at fair value (cost $235,588)			$1,029,868	100.00
Other assets in excess of liabilities			1	0.00 ^
Net Assets			$1,029,869	100.00%

^ Less than 0.005%

* Crypto Assets do not have a singular country or geographic region; therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF

Statements of Operations

(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income
Investment income	$—	$—	$—	$—
Expenses
Management fee	1,278	8,490	2,825	16,349
Total expenses	1,278	8,490	2,825	16,349
Net Investment loss	(1,278)	(8,490)	(2,825)	(16,349)

Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from investment in Crypto Assets	24,322	4,099	94,107	12,965
Net change in unrealized appreciation (depreciation) from Crypto Assets	(122,299)	319,683	(430,685)	63,034
Net realized and change in unrealized appreciation (depreciation) on investments	(97,977)	323,782	(336,578)	75,999
Net increase (decrease) in net assets resulting from operations	$(99,255)	$315,292	$(339,403)	$59,650

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF

Statements of Changes in Net Assets

(Amounts in thousands, except Shares issued and redeemed)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Increase (decrease) in net assets from operations
Net investment loss	$(1,278)	$(8,490)	$(2,825)	$(16,349)
Net realized gain (loss)	24,322	4,099	94,107	12,965
Net change in unrealized appreciation (depreciation)	(122,299)	319,683	(430,685)	63,034
Net increase (decrease) in net assets resulting from operations	(99,255)	315,292	(339,403)	59,650

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	3,507	—	3,507	—
Redemptions for Shares redeemed	(49,701)	—	(161,186)	—
Net increase (decrease) in net assets resulting from capital share transactions	(46,194)	—	(157,679)	—
Total increase (decrease) in net assets from operations and capital share transactions	(145,449)	315,292	(497,082)	59,650
Net Assets
Beginning of Period	678,236	1,110,098	1,029,869	1,365,740
End of Period	$532,787	$1,425,390	$532,787	$1,425,390

Shares issued and redeemed:
Shares issued	90,000	—	90,000	—
Shares redeemed	(1,150,000)	—	(3,400,000)	—
Net increase (decrease) in Shares issued and outstanding	(1,060,000)	—	(3,310,000)	—

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF

Statements of Cash Flows

(Amounts in thousands)

	For the six months ended June 30,
	2026	2025
	(unaudited)	(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(339,403)	$59,650
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Crypto Assets	(13,305)	(23,063)
Proceeds from Crypto Assets sold	191,820	39,211
Net realized (gain) loss from investment in Crypto Assets	(94,107)	(12,965)
Net change in unrealized (appreciation) depreciation on investment in Crypto Assets	430,685	(63,034)
Changes in operating assets and liabilities:
Increase (decrease) in Management Fee payable	(865)	124
Net cash provided by (used in) operating activities	174,825	(77)

Cash flows from financing activities
Creations for Shares issued	3,507	—
Redemptions for Shares redeemed	(178,254)	—
Net cash provided by (used in) financing activities	(174,747)	—

Net increase (decrease) in cash	78	(77)
Cash, beginning of period	15	77
Cash, end of period	$93	$—

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF

Notes to Financial Statements

June 30, 2026 (Unaudited)

1. Organization

Bitwise 10 Crypto Index ETF (the “Trust”) is a Delaware Statutory Trust that commenced operations on November 22, 2017. The Trust's name was changed from “Bitwise Hold 10 Private Index Fund, LLC” on September 24, 2018, and changed again from “Bitwise 10 Private Index Fund, LLC” on May 1, 2020, when it was also simultaneously converted from a Delaware Limited Liability Company to a Delaware Statutory Trust. Bitwise Investment Advisers, LLC, is the sponsor (“Sponsor”) and investment adviser of the Trust. Bitwise Asset Management, Inc, an affiliate of the Sponsor, served as the Manager before the Trust's conversion to a Delaware Statutory Trust. Delaware Trust Company is the Trustee of the Trust. On December 3, 2025, in conjunction with the Trust's conversion to an Exchange Traded Product (“ETP”), the Trust's name was changed from "Bitwise 10 Crypto Index Fund" to "Bitwise 10 Crypto Index ETF". Concurrently, the Sponsor and the Trustee entered into a First Amended and Restated Trust Agreement which became effective when the common shares (“Shares”) of beneficial interest that it issues began trading on the NYSE Arca, Inc. (the “Exchange”), under the trading symbol “BITW” on December 9, 2025. The Trust’s principal investment objective is to invest in a Portfolio of broad-based Crypto Assets that tracks the Bitwise 10 Large Cap Crypto Index (the “Index”), which is administered by Bitwise Index Services, LLC (the “Index Provider”), an affiliate of the Sponsor. The Trust rebalances monthly alongside the Index to stay current with changes.

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

Effective June 1, 2026, the Trust, through the Sponsor, expanded its custody arrangements by entering into a new agreement with Anchorage Digital Bank N.A., which will custody the Trust's assets alongside Coinbase Custody Trust Company, LLC in a multi-custodian framework. The framework is designed to enhance institutional security by allowing the Trust to distribute asset concentration risk across multiple custodial providers.

The statement of assets and liabilities and schedule of investment as of June 30, 2026, the statements of cash flows for the six-month periods ended June 30, 2026 and 2025, and the statements of operations and changes in net assets for the three- and six-month periods ended June 30, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three- and six-month periods ended June 30, 2026 and 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Investments and Valuation

The Trust’s investments in Crypto Assets are stated at fair value. For a further discussion of the Trust’s calculations of valuation, please see “Calculation of NAV and NAV per Share” in the footnote below. Crypto Assets are generally valued using prices as reported on reputable and liquid exchanges and may utilize an average of bid and ask quotes using closing prices provided by such exchanges as of the date and time of determination ("Investment Valuation - Principal Market Net Asset Value (NAV)" below). Factors such as the recent stability of the exchange, current liquidity of the exchange, and recent price activity of an exchange will be considered in the determination of which exchanges to utilize. The time used is 4:00 pm ET which corresponds to 20:00 UTC during Daylight Saving Time and 21:00 UTC during non-Daylight Saving Time. The Sponsor’s Valuation Policy provides a listing of preferred exchanges. While some Crypto Assets are valued based on prices reported in the public markets, other Crypto Assets may be more thinly-traded or subject to irregular trading activity. Determinations on the value of certain Crypto Assets, and how to value such assets as to which limited prices or quotations are available, are based on the Sponsor’s recommendations or instructions.

Crypto Asset transactions are recorded on the trade date. Realized gains and losses from Crypto Asset transactions are determined using the identified cost method. Any change in net unrealized gain or loss is reported in the statement of operations. Commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.

The Trust intermittently receives Airdrops of new Crypto Assets. The use of Airdrops is generally to promote the launch and use of new Crypto Assets by providing a small amount of the new Crypto Assets to the private wallets or exchange accounts of holders of existing related Crypto Assets. Airdropped Crypto Assets can have substantially different Blockchain technology that has no relation to any existing Crypto Asset, and many Airdrops may be without value. The Trust will only record receipt of airdropped Crypto Assets if, when received, the airdropped Crypto Assets have value. Crypto Assets received from Airdrops have no cost basis and the Trust recognizes other income equal to the fair value of the new Crypto Asset received. There were no Airdrops recognized or unrecognized during the six-month period ended June 30, 2026 and the year ended December 31, 2025.

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

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well-established and reputable crypto asset exchanges selected in its sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Crypto Assets traded on each Digital Asset Market. For the six months ended June 30, 2026, this sort was performed for Digital Asset Markets for the period mid-May through mid-June 2026.

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

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the six-month period ended June 30, 2026.

Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$58,716.53	Coinbase
Ethereum (ETH)	$1,578.53	Crypto.com
XRP (XRP)	$1.04	Coinbase
Solana (SOL)	$73.62	Coinbase
Hyperliquid (HYPE)	$65.47	Coinbase
Stellar Lumens (XLM)	$0.19	Coinbase
Cardano (ADA)	$0.14	Coinbase
Chainlink (LINK)	$7.20	Coinbase
Litecoin (LTC)	$41.80	Coinbase
Sui (SUI)	$0.70	Coinbase

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

The cost basis of the investments in Crypto Assets recorded by the Trust for financial reporting purposes is the fair value of the Crypto Assets at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

The following summarizes the Trust’s assets accounted for at fair value at June 30, 2026 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$532,696	$—	$—	$532,696

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$1,029,868	$—	$—	$1,029,868

During the periods ended June 30, 2026 and December 31, 2025, there were no significant transfers into or out of any levels of the fair value hierarchy.

The following represents the changes in quantity of Crypto Assets and the respective fair values for the six-month period ended June 30, 2026:

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2026	8,836.1188	$773,549
Purchases	44.9106	2,707
Sales	(1,820.8624)	(131,256)
Net realized gain (loss) on investment	—	89,333
Net change in unrealized appreciation (depreciation) on investment	—	(319,784)
Balance at June 30, 2026	7,060.1670	$414,549

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2026	53,393.7681	$158,683
Purchases	270.3511	438
Sales	(11,163.5901)	(24,270)
Net realized gain (loss) on investment	—	17,032
Net change in unrealized appreciation (depreciation) on investment	—	(84,795)
Balance at June 30, 2026	42,500.5291	$67,088

	XRP (XRP)
	Units	Fair Value
Balance at January 1, 2026	26,808,148.3800	$48,981
Purchases	324,630.1329	398
Sales	(5,235,574.8753)	(7,728)
Net realized gain (loss) on investment	—	3,843
Net change in unrealized appreciation (depreciation) on investment	—	(22,651)
Balance at June 30, 2026	21,897,203.6376	$22,843

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2026	248,993.3542	$30,865
Purchases	3,979.9398	354
Sales	(48,787.7381)	(4,412)
Net realized gain (loss) on investment	—	921
Net change in unrealized appreciation (depreciation) on investment	—	(12,696)
Balance at June 30, 2026	204,185.5559	$15,032

	Hyperliquid (HYPE)
	Units	Fair Value
Balance at January 1, 2026	—	$—
Purchases	89,491.2733	5,884
Sales	(10,564.6790)	(678)
Net realized gain (loss) on investment	—	(17)
Net change in unrealized appreciation (depreciation) on investment	—	(22)
Balance at June 30, 2026	78,926.5943	$5,167

	Stellar Lumens (XLM)
	Units	Fair Value
Balance at January 1, 2026	—	$—
Purchases	12,588,308.0031	2,847
Sales	(729,556.3826)	(151)
Net realized gain (loss) on investment	—	(15)
Net change in unrealized appreciation (depreciation) on investment	—	(477)
Balance at June 30, 2026	11,858,751.6205	$2,204

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2026	16,225,913.9193	$5,402

Purchases	83,667.1776	12
Sales	(3,160,403.4213)	(857)
Net realized gain (loss) on investment	—	(3,378)
Net change in unrealized appreciation (depreciation) on investment	—	724
Balance at June 30, 2026	13,149,177.6756	$1,903

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2026	313,437.5474	$3,837
Purchases	1,615.7481	12
Sales	(61,049.7732)	(578)
Net realized gain (loss) on investment	—	71
Net change in unrealized appreciation (depreciation) on investment	—	(1,513)
Balance at June 30, 2026	254,003.5223	$1,829

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2026	33,920.6399	$2,598
Purchases	174.8584	8
Sales	(6,606.8899)	(367)
Net realized gain (loss) on investment	—	(480)
Net change in unrealized appreciation (depreciation) on investment	—	(610)
Balance at June 30, 2026	27,488.6084	$1,149

	Sui (SUI)
	Units	Fair Value
Balance at January 1, 2026	1,653,967.2590	$2,308
Purchases	8,526.0832	6
Sales	(322,151.3405)	(337)
Net realized gain (loss) on investment	—	(984)
Net change in unrealized appreciation (depreciation) on investment	—	(61)
Balance at June 30, 2026	1,340,342.0017	$932

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2026	190,139.0261	$2,345
Purchases	—	—
Sales	(190,139.0261)	(1,715)
Net realized gain (loss) on investment	—	(2,349)
Net change in unrealized appreciation (depreciation) on investment	—	1,719
Balance at June 30, 2026	—	$—

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2026	729,577.6306	$1,300
Purchases	—	—
Sales	(729,577.6306)	(911)
Net realized gain (loss) on investment	—	(9,870)
Net change in unrealized appreciation (depreciation) on investment	—	9,481
Balance at June 30, 2026	—	$—

As of June 30, 2026, Bitcoin represented 77.82% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 12.59%, while the remaining 9.59% of the Portfolio Crypto Assets were composed of XRP, Solana, Hyperliquid, XLM, Cardano, Chainlink, Litecoin, and Sui.

Additions during the year primarily represent Crypto Assets purchased due to creations into the Trust and in-kind creations. Dispositions during the year represent Crypto Assets sold as a result of shareholder redemptions from the Trust and in-kind redemptions. In addition, Crypto Assets were sold to pay the Sponsor Fee of the Trust. For the six months ended June 30, 2026, the Trust recognized net realized gains of $94,107,222, which represent the net of cumulative realized gains of $111,389,482 and cumulative realized losses of $17,282,260.

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

Income Taxes

The Trust is classified as a partnership for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of June 30, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2026 and December 31, 2025, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Related Party Transactions

The Trust pays a Management Fee of 0.75% per annum of the net asset value of the Trust Estate, which includes all Crypto Assets owned by the Trust, including its investment portfolio, cash, and any contractual rights at the end of each month. Prior to the Trust's listing on the Exchange on December 9, 2025, the Trust paid the Sponsor a Management Fee of 2.5% in arrears, in an amount equal to 2.5% per annum (1/12th of 2.5% per month) of the net asset value of the Trust’s assets at the end of each month. The Management Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. The Management Fee accrues daily, and is payable monthly in arrears. The amount of cash or Crypto Assets payable in respect of each daily accrual is determined by reference to the Trust’s valuation procedures. The NAV of the Trust is reduced each day by the amount of the Management Fee calculated each day. In exchange for the Management Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Custodians, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Crypto Asset network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of a digital-asset network, any Incidental Rights and any IR Asset, any indemnification of the Cash Custodian, Custodians, Prime Execution Agent, Transfer Agent,

Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters).

As of June 30, 2026, the Sponsor owned no Shares of the Trust.

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

5. Risks and Uncertainties

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure, or security breaches. Any of the Trust’s assets that reside on an exchange that closes may be lost. At June 30, 2026 and December 31, 2025, Crypto Assets with a value of approximately $0 and $0, respectively, resided on exchanges.

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

Coinbase Custody Trust Company, LLC (“Coinbase Custody”) and Anchorage Digital Bank N.A. (“Anchorage Custody”) serve as the Trust’s Custodians for Crypto Assets for which qualified custody is available. The Custodians are subject to change in the sole discretion of the Sponsor.

Payable for Crypto Assets purchased represents the quantity of Crypto Assets purchased for the creation of Shares where the Crypto Assets have not yet settled.

	June 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Payable for Crypto Assets purchased	$—	$639

Receivable for Crypto Assets sold represents the quantity of Crypto Assets sold for the redemption of Shares where the Crypto Assets have not yet been settled.

	June 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Receivable for Crypto Assets sold	$350	$18,910

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

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Accordingly, deposits or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. The Trust’s Crypto Asset Custodians do, however, carry bespoke insurance policies related to the Crypto Assets over which they provide custody.

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

6. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the periods presented)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Principal Market NAV per-share, beginning of period	$44.62	$54.84	$59.01	67.47
Net investment loss [1]	(0.09)	(0.42)	(0.18)	(0.81)
Net realized and change in unrealized appreciation (depreciation) on investment in Crypto Assets	(6.86)	16.00	(21.16) [2]	3.76
Net change in net assets from operations	(6.95)	15.58	(21.34)	2.95
Principal Market NAV per-share, end of period	$37.67	$70.42	$37.67	$70.42

Total return, at net asset value [3]	(15.58)%	28.41%	(36.16)%	4.37%

Ratios to average net assets [4,5,6]
Expenses	0.75%	2.51%	0.75%	2.51%
Net investment loss	(0.75)%	(2.51)%	(0.75)%	(2.51)%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder’s return and ratios may vary based on the timing of capital transactions. Ratios have been annualized for the periods ended June 30, 2026 and 2025; total returns and portfolio turnover have not been annualized.

1.
Calculated using average Shares outstanding.
2.
Because of the timing of subscriptions and redemptions in relation to fluctuating market values, the amount shown may not agree with the change in aggregate gains and losses.
3.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual Shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of share transactions from the Trust.
4.
Based on the average of month-end net assets.
5.
Annualized.
6.
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

9. Subsequent Events

The Trust has evaluated subsequent events through August 7, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

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

In furtherance of this objective, the activities of the Trust include (i) issuing Shares in exchange for subscriptions, (ii) selling or buying Portfolio Crypto Assets in connection with monthly rebalancing, (iii) selling Portfolio Crypto Assets as necessary to cover the Management Fee (as defined below) and/or any organizational expenses, (iv) causing the Sponsor to sell Portfolio Crypto Assets upon any potential future termination of the Trust, and (v) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement of Bitwise 10 Crypto Index ETF (the “Trust Agreement”), and the Custodian Agreements with the Custodians (the “Coinbase Custodian Agreement” and the “Anchorage Custodian Agreement”, each a “Custodian Agreement”).

The Trust’s principal investment objective is to invest in a Portfolio of Crypto Assets that tracks the Index as closely as possible with certain exceptions determined by the Sponsor in its sole discretion. In addition, in the event the Portfolio Crypto Assets being held by the Trust present opportunities to generate returns in excess of the Index (for example, Airdrops, Emissions, forks, or similar network events), the Sponsor may also pursue these incidental opportunities on behalf of the Trust as part of the investment objective if in its sole discretion the Sponsor deems such activities to be possible and prudent. The Trust believes that it has met its principal investment objective.

The Trust and the Sponsor have entered into a limited, non-exclusive, revocable license agreement with Bitwise Index Services, LLC (the “Index Provider”), an affiliate of the Trust that is controlled by the same parent entity as the Sponsor, at no cost to the Trust or the Sponsor allowing the Trust to use the Index as the benchmark index for the Trust (the “License Agreement”).

Results of Operations

For the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025^

(Amounts in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net investment loss	$(1,278)	$(8,490)	$(2,825)	$(16,349)
Net realized and unrealized gain (loss)	$(97,977)	$323,782	$(336,578)	$75,999
Net increase (decrease) in net assets resulting from operations	$(99,255)	$315,292	$(339,403)	$59,650
Net Assets[1]	$532,787	$1,425,390	$532,787	$1,425,390

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for Crypto Assets that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Three months ended June 30, 2026

During the three months ended June 30, 2026, the Trust's net assets decreased from $678,236 on March 31, 2026 to $532,787 on June 30, 2026. The decrease in the Trust's net assets resulted primarily from dispositions of approximately (660) BTC, (4,083) ETH, (1,780,558) XRP, (16,602) SOL, (10,565) HYPE, (729,556) XLM, (1,069,232) ADA, (20,654) LINK, (2,235) LTC, (108,989) SUI, (165,634) AVAX, and (635,550) DOT with a value of ($59,655) in connection with sales to pay the Management Fee, for redemption of Shares, and for rebalancing of Crypto Assets to the Index. Dispositions were partially offset by additions to the Trust of approximately 44 BTC, 270 ETH, 139,291 XRP, 1,299 SOL, 89,491 HYPE, 12,588,308 XLM, 83,667 ADA, 1,616 LINK, 175 LTC, and 8,526 SUI, with a value of $12,161 in connection with Share creations and for rebalancing of Crypto Assets to the Index during the period.

Net realized and change in unrealized loss on investment in Crypto Assets for the three months ended June 30, 2026 was $(97,977), which included a realized gain of $24,322 from the sale of Crypto Assets to pay the Management Fee, for redemption of Shares, and for rebalancing to the Index, and a change in unrealized depreciation on investment in Crypto Assets of $(122,299). Net realized and change in unrealized loss on investment in Crypto Assets resulted primarily from price depreciation of the Trust's holdings during the period. Net decrease in net assets resulting from operations for the three months ended June 30, 2026 was $(99,255), which consisted of the net realized and unrealized loss on investment in Crypto Assets, less the Management Fee of $(1,278).

Three months ended June 30, 2025

By comparison, during the three months ended June 30, 2025, the Trust's net assets increased from $1,110,098 on March 31, 2025 to $1,425,390 on June 30, 2025. The increase in the Trust's net assets resulted primarily from additions of approximately 2 BTC, 68 ETH, 62,216 ADA, 15,903 SOL, 12,730 XRP, 1,098 AVAX and 139,052 SUI with a value of $3,004 in connection with Share creations and for rebalancing of Crypto Assets to the Index. Additions were partially offset by dispositions from the Trust of approximately (1,917) ETH, (4,575) LINK, (55) BTC, (534,293) ADA, (14,967) DOT, (445,732) XRP, (908) LTC and (71,048) SUI, with a value of $(10,835) in connection with sales to pay the Management Fee, for redemption of Shares, and for rebalancing of Crypto Assets to the Index during the period.

During the three months ended June 30, 2025, net realized and change in unrealized gain on investment in Crypto Assets was $323,782, which included a realized gain of $4,099 from the sale of Crypto Assets to pay the Management Fee, for redemption of Shares, and for rebalancing to the Index, and a change in unrealized appreciation on investment in Crypto Assets of $319,683. Net realized and change in unrealized gain on investment in Crypto Assets resulted primarily from price appreciation of the Trust's holdings during the period. Net increase in net assets resulting from operations for the three months ended June 30, 2025 was $315,293, which consisted of the net realized and unrealized gain on investment in Crypto Assets, less the Management Fee of $(8,490).

Six months ended June 30, 2026

During the six months ended June 30, 2026, the Trust's net assets decreased from $1,029,869 on December 31, 2025 to $532,787 on June 30, 2026. The decrease in the Trust's net assets resulted primarily from dispositions of approximately (1,821) BTC, (11,164) ETH, (5,235,575) XRP, (48,788) SOL, (10,565) HYPE, (729,556) XLM, (3,160,403) ADA, (61,050) LINK, (6,607) LTC, (322,151) SUI, (190,139) AVAX and (729,578) DOT with a value of ($173,260) in connection with sales to pay the Management Fee, for redemption of Shares, and for rebalancing of Crypto Assets to the Index. Dispositions were partially offset by additions to the Trust of approximately 45 BTC, 270 ETH, 324,630 XRP, 3,980 SOL, 89,491 HYPE, 12,588,308 XLM, 83,667 ADA, 1,616 LINK, 175 LTC, and 8,526 SUI with a value of $12,666 in connection with Share creations and for rebalancing of Crypto Assets to the Index during the period.

Net realized and change in unrealized loss on investment in Crypto Assets for the six months ended June 30, 2026 was $(336,578), which included a realized gain of $94,107 from the sale of Crypto Assets to pay the Management Fee, for redemption of Shares, and for rebalancing to the Index, and a change in unrealized depreciation on investment in Crypto Assets of $(430,685). Net realized and change in unrealized loss on investment in Crypto Assets resulted primarily from price depreciation of the Trust's holdings during the period. Net decrease in net assets resulting from operations for the six months ended June 30, 2026 was $(339,403), which consisted of the net realized and unrealized loss on investment in Crypto Assets, less the Management Fee of $(2,825).

Six months ended June 30, 2025

By comparison, during the six months ended June 30, 2025, the Trust's net assets increased from $1,365,740 on December 31, 2024 to $1,425,390 on June 30, 2025. The increase in the Trust's net assets resulted primarily from additions of approximately 2 BTC, 570 ETH, 40,873 LTC, 338,736 ADA, 19,506 SOL, 320,997 UNI, 1,098 AVAX, 525,288 XRP and 1,856,361 SUI with a value of $23,063 in connection with Share creations and for rebalancing of Crypto Assets to the Index. Additions were partially offset by dispositions from the Trust of approximately (10,612) BCH, (2,555) ETH, (5,385) LINK, (199) BTC, (908) LTC, (550,208) ADA, (1,302) SOL, (320,997) UNI, (1,571) AVAX, (20,110) DOT, (618,853) XRP, (680,675) NEAR and (71,048) SUI, with a value of $(39,211) in connection with sales to pay the Management Fee, for redemption of Shares, and for rebalancing of Crypto Assets to the Index during the period.

During the six months ended June 30, 2025, net realized and change in unrealized gain on investment in Crypto Assets was $75,999,

which included a realized gain of $12,965 from the sale of Crypto Assets to pay the Management Fee, for redemption of Shares, and for rebalancing to the Index, and a change in unrealized appreciation on investment in Crypto Assets of $63,034. Net realized and change in unrealized gain on investment in Crypto Assets resulted primarily from price appreciation of the Trust's holdings during the period. Net increase in net assets resulting from operations for the six months ended June 30, 2025 was $59,650, which consisted of the net realized and unrealized gain on investment in Crypto Assets, less the Management Fee of $(16,349).

^ Amounts displayed are in the ‘000s, except for per-Share/coin references.

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

The Trust pays a Management Fee of 0.75% per annum of the net asset value of the Trust Estate, which includes all Crypto Assets owned by the Trust, including its investment portfolio, cash, and any contractual rights at the end of each month. In exchange for the Management Fee, the Sponsor is responsible for payment of almost all of the expenses incurred by the Trust. As a result, the only material ordinary expense of the Trust during the periods covered by this Registration Statement was the Management Fee. In exchange for the Management Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Crypto Asset Custodians, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including, but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Crypto Asset network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of a Crypto Asset blockchain, any Incidental Rights and any IR Asset), any indemnification of the Cash Custodian, Crypto Asset Custodians, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Management Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

No material changes have occurred during the six months ended June 30, 2026.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash, investment valuation and investment company considerations. There were no material estimates used in the preparation of the financial statements involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

Cash

Cash represents cash deposits held at financial institutions and Crypto Asset exchanges. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Investment Valuation

Crypto Asset transactions are recorded on the trade date. Realized gains and losses from Crypto Asset transactions are determined using the identified cost method. Any change in net unrealized gain or loss is reported in the statement of operations. Commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.

The Trust intermittently receives Airdrops of new Crypto Assets. The use of Airdrops is generally to promote the launch and use of new Crypto Assets by providing a small amount of the new Crypto Assets to the private wallets or exchange accounts of holders of existing related Crypto Assets. Airdropped Crypto Assets can have substantially different Blockchain technology that has no relation to any existing Crypto Asset, and many Airdrops may be without value. The Trust will only record receipt of airdropped Crypto Assets if, when received, the airdropped Crypto Assets have value. Crypto Assets received from Airdrops have no cost basis and the Trust recognizes other income equal to the fair value of the new Crypto Asset received. There were no Airdrops recognized or unrecognized during the six-month period ended June 30, 2026 and the year ended December 31, 2025.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Crypto Assets traded on each Digital Asset Market. For the six months ended June 30, 2026, this sort was performed for Digital Asset Markets for the period mid-May through mid-June 2026.

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

As of June 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

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

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for Crypto Assets in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Please refer to Note 2 to the financial statements included in this Quarterly Report for further discussion of the Trust’s Significant Accounting Policies.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the Risk Factors last reported under Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 11, 2026.

Security threats and cyberattacks could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

Security breaches, cyberattacks, computer malware, and computer hacking attacks have been a prevalent concern in relation to digital assets. Multiple thefts of bitcoin, ether, and other digital assets from other holders have occurred in the past. Because of the pseudonymous nature of most Crypto Asset blockchains, thefts can be difficult to trace, which may make Crypto Assets a particularly attractive target for theft. Cybersecurity failures or breaches of one or more of the Trust’s service providers (including but not limited to, the Transfer Agent, the Marketing Agent, the Administrator, Cash Custodian, or the Custodians) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

The Trust and its service providers’ use of internet, technology and information systems (including mobile devices and cloud-based service offerings) may expose the Trust to potential risks linked to cybersecurity breaches of those technological or information systems. The Sponsor believes that the Trust’s Crypto Assets held in the Custodial Accounts at the Custodians or Trading Balance held with the Prime Execution Agent will be an appealing target to hackers or malware distributors seeking to destroy, damage, or steal the Trust’s Crypto Assets and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, Sponsor, Custodians, or Prime Execution Agent is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s Portfolio Crypto Assets may be subject to theft, loss, destruction, or other attack.

The Sponsor believes that the security procedures in place for the Trust, including but not limited to, offline storage or cold storage, HSMs with built-in logic, multiple encrypted private key “shards,” and other measures, are reasonably designed to safeguard the Trust’s Portfolio Crypto Assets. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect, or act of God that may be borne by the Trust and the security procedures may not protect against all errors, software flaws, or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets. The Sponsor does not control the Custodians’ or Prime Execution Agent’s operations or their implementation of such security procedures, and there can be no assurance that such security procedures will actually work as designed or prove to be successful in safeguarding the Trust’s assets against all possible sources of theft, loss, or damage. Assets not held in cold storage or in HSMs with built-in logic, such as assets held in a trading account, may be more vulnerable to security breach, hacking, or loss than assets held in cold storage or HSMs with built-in logic. Furthermore, assets held in a trading account, including the Trust’s Trading Balance at the Prime Execution Agent, are held on an omnibus, rather than segregated basis, which creates greater risk of loss.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, Prime Execution Agent, Custodians, or otherwise, and, as a result, an unauthorized party may obtain access to the Custodial Accounts with the Custodians or the Trust’s Trading Balance with the Prime Execution Agent, the private keys, or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, Custodians, Prime Execution Agent, or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor, Custodians, or Prime Execution Agent may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Custodial Accounts with the Custodians or the Trust’s Trading Balance with the Prime Execution Agent could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation, and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

While the Sponsor and the Trust’s service providers have established business continuity plans and systems that they respectively believe are reasonably designed to prevent cyberattacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been, or cannot be, identified. Service providers may have limited indemnification obligations to the Trust, which could be negatively impacted as a result.

If the Trust’s holdings of Portfolio Crypto Assets are lost, stolen, or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust may be limited to the relevant custodian or, to the extent identifiable, other responsible third parties (for example, a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust. Similarly, as noted below, the Custodians and Prime Execution Agent have limited liability to the Trust, which could adversely affect the Trust’s ability to seek recovery from them, even when the Custodians’ or Prime Execution Agent’s actions or failure to act are the cause of the Trust’s loss.

It may not be possible, either because of a lack of available policies or because of prohibitive cost, for the Trust to obtain insurance that would cover losses of the Trust’s Portfolio Crypto Assets. If an uninsured loss occurs or a loss exceeds policy limits, the Trust could lose all of its assets.

The Trust’s Portfolio Crypto Assets may be subject to loss, damage, theft, or restriction on access.

There is a risk that part or all of the Trust’s Portfolio Crypto Assets could be lost, stolen, or destroyed, potentially by the loss or theft of the private keys held by the Custodians or Prime Execution Agent associated with Trust’s Portfolio Crypto Assets. The Sponsor believes that the Custodians’ and Prime Execution Agent’s operations are an appealing target to hackers or malware distributors seeking to destroy, damage, or steal Portfolio Crypto Assets or private keys. Although the Custodians and Prime Execution Agent use multiple means and layers of security to minimize the risk of loss, damage, and theft, neither the Custodians, Prime Execution Agent, nor the Sponsor can guarantee that such security will prevent such loss, damage, or theft, whether caused intentionally, accidentally, or by act of God. Access to the Trust’s Portfolio Crypto Assets could also be restricted by natural events (such as an earthquake or flood), human actions (such as a terrorist attack), or security or compliance measures (such as in response to a hard fork). Any of these events may adversely affect the operations of the Trust and, consequently, an investment in the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Trustee, the Administrator, the Transfer Agent, the Custodian, Prime Execution Agent or the Cash Custodian.

Under the Trust Agreement and the Trust’s service provider agreements, each of the Trustee, Administrator, Transfer Agent, Custodians, Prime Execution Agent, Cash Custodian, and Sponsor has a right to be indemnified by the Trust for any liability or expense it incurs, subject to certain exceptions. Therefore, the Trustee, Administrator, Transfer Agent, Custodians, Prime Execution Agent, Cash Custodian, or Sponsor may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the net assets of the Trust and the NAV.

Shareholders’ limited rights of legal recourse against the Trust, Sponsor, Administrator, Transfer Agent, Sub-Transfer Agent, Cash Custodian, Prime Execution Agent, and Custodians, and the Trust’s lack of direct insurance protection expose the Trust and its Shareholders to the risk of loss of the Trust’s Portfolio Crypto Assets for which no person is liable.

The Trust is not a banking institution and is not a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, investments in the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. Likewise, the Custodians are not a depository institution and are not a member of the FDIC or SIPC and, therefore, the Trust’s assets held with the Custodians are not subject to FDIC or SIPC insurance coverage. In addition, neither the Trust nor the Sponsor insure the Trust’s Portfolio Crypto Assets.

Coinbase Custody’s parent, Coinbase Global, Inc. (“Coinbase Global”) maintains a commercial crime insurance policy of up to $320 million, which is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including Coinbase Custody and the Prime Execution Agent (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by the Coinbase Global is shared among all of Coinbase’s customers, is not specific to the Trust or to customers holding Portfolio Crypto Assets with Coinbase Custody or Prime Execution Agent and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. Coinbase Global’s insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Coinbase Insureds, which could reduce the amount of such proceeds that are available to the Trust. In addition, the Crypto Asset insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Trust. While Coinbase Custody maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that Coinbase Custody will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets.

Furthermore, under the Coinbase Custodian Agreement, Coinbase Custody’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of Portfolio Crypto Assets, or fraud or willful misconduct, the Mutually Capped Liabilities (defined below), Coinbase Custody’s aggregate liability under the Coinbase Custodian Agreement shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to Coinbase Custody in the 12 months prior to the event giving rise to Coinbase Custody’s liability, and (B) the value of the affected Portfolio Crypto Assets or cash giving rise to Coinbase Custody’s liability; (ii) in respect of Coinbase Custody’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, Coinbase Custody’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, or violation of any law, rule, or regulation with respect to the provision of its services (the “Mutually Capped Liabilities”), Coinbase Custody’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to Coinbase Custody in the 12 months prior to the event giving rise to Coinbase Custody’s liability; and (iii) in respect of any incidental, indirect, special, punitive, consequential, or similar losses, Coinbase Custody is not liable, even if Coinbase Custody has been advised of or knew or should have known of the possibility thereof. In general, Coinbase Custody is not liable under the Coinbase Custodian Agreement unless in the event of its negligence, fraud, material violation of applicable law, or willful misconduct. Coinbase Custody is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of Coinbase Custody. In the event of potential losses incurred by the Trust as a result of Coinbase Custody losing control of the Trust’s Portfolio Crypto Assets or failing to properly execute instructions on behalf of the Trust, Coinbase Custody’s liability with respect to the Trust will be subject to certain limitations, which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if Coinbase Custody directly caused such losses.

Any insurance coverage obtained by or for Anchorage Custody is solely for the benefit of Anchorage Custody and does not guarantee or insure the Trust in any way.

Furthermore, under the Anchorage Custodian Agreement, except for Anchorage Custody’s gross negligence, willful misconduct or fraud, Anchorage Custody shall not be liable for any losses, whether in contract, tort or otherwise, incurred by the Trust, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Further, in no event will Anchorage Custody be liable (i) for acts or omissions under a mere negligence standard, (ii) losses which arise from Anchorage Custody’s compliance with applicable laws, including sanctions laws administered by OFAC; or (iii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custodian Agreement. This limitation of liability shall not limit any losses or claims arising from Anchorage Custody’s gross negligence, willful misconduct or fraud. Anchorage Custody shall not be liable to the Trust for delays, suspension of operations, whether temporary or permanent, failure in performance of the Anchorage Custodian Agreement, or interruption of service in each case to the extent it is directly due to a cause or condition entirely beyond the reasonable control of Anchorage Custody.

Similarly, under the Prime Execution Agreement, the Prime Execution Agent’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of Portfolio Crypto Assets, or fraud or willful misconduct, or the PB Mutually Capped Liabilities (defined below), the Prime Execution Agent’s aggregate liability shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Prime Execution Agent in the 12 months prior to the event giving rise to the Prime Execution Agent’s liability, and (B) the value of the cash or affected Portfolio Crypto Assets giving rise to the Prime Execution Agent’s liability; (ii) in respect of the Prime Execution Agent’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Prime Execution Agent’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, violation of any law, rule, or regulation with respect to the provision of its services, or the full amount of the Trust’s assets lost due to the insolvency of or security event at a Connected Trading Venue (as defined below) (the “PB Mutually Capped Liabilities”), the Prime Execution Agent’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Prime Execution Agent in the 12 months prior to the event giving rise to the Prime Execution Agent’s liability; and (iii) in respect of any incidental, indirect, special, punitive, consequential, or similar losses, the Prime Execution Agent is not liable, even if the Prime Execution Agent has been advised of or knew or should have known of the possibility thereof. In general, with limited exceptions (such as for failing to execute an order), the Prime Execution Agent is not liable under the Prime Execution Agreement unless in the event of its gross negligence, fraud, material violation of applicable law, or willful misconduct. The Prime Execution Agent is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Prime Execution Agent. These and the other limitations on the Prime Execution Agent’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Execution Agent directly caused such losses. Both the Trust and the Prime Execution Agent and its affiliates (including Coinbase Custody) are required to indemnify each other under certain circumstances.

Moreover, in the event of an insolvency or bankruptcy of the Prime Execution Agent (in the case of the Trading Balance) or the Custodians (in the case of the Custodial Accounts) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the Custodians or Prime Execution Agent in the virtual currency industry, there is a risk that customers’ assets—including the Trust’s assets—may be considered the property of the bankruptcy estate of the Prime Execution Agent (in the case of the Trading Balance) or the Custodians (in the case of the Custodial Accounts), and customers—including the Trust—may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Coinbase Custodian Agreement and the Anchorage Custodian Agreement each contain an agreement by the parties to treat the Portfolio Crypto Assets credited to the Custodial Accounts as financial assets under Article 8 of the New York Uniform Commercial Code and Article 8 of the Uniform Commercial Code as adopted and implemented by South Dakota law, respectively (“Article 8”). Anchorage Custody has also agreed to hold Trust assets for the benefit of the Trust as the entitlement holder, meaning such assets will not be commingled with Anchorage Custody’s proprietary assets. The Coinbase Custodian Agreement also states that Coinbase Custody will serve as fiduciary and custodian on the Trust’s behalf. Coinbase Custody’s parent, Coinbase Global, Inc., has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event Coinbase Custody were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If a Custodian became subject to insolvency proceedings and a court were to rule that the custodied Portfolio Crypto Assets were part of a Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in such Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of a Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with such Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

With respect to the Prime Execution Agreement, there is a risk that the Trading Balance, in which the Trust’s Portfolio Crypto Assets and cash is held in omnibus accounts by the Prime Execution Agent, could be considered part of the Prime Execution Agent’s bankruptcy estate in the event of the Prime Execution Agent’s bankruptcy. The Prime Execution Agreement contains an Article 8 opt-in clause with respect to the Trust’s assets held in the Trading Balance.

The Prime Execution Agent is not required to hold any of the Portfolio Crypto Assets or cash in the Trust’s Trading Balance in segregation. Within the Trading Balance, the Prime Execution Agreement provides that the Trust does not have an identifiable claim to any particular Portfolio Crypto Asset (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the Portfolio Crypto Assets (and cash) the Prime Execution Agent has allocated to the omnibus wallets the Prime Execution Agent holds, as well as the accounts in the Prime Execution Agent’s name that the Prime Execution Agent maintains at Connected Trading Venues (the “Connected Trading Venue”) (which are typically held on an omnibus, rather than segregated, basis). If the Prime Execution Agent suffers an insolvency event, there is a risk that the Trust’s assets held in the Trading Balance could be considered part of the Prime Execution Agent’s bankruptcy estate, and the Trust could be treated as a general unsecured creditor of the Prime Execution Agent, which could result in losses for the Trust and Shareholders. Moreover, in the event of the bankruptcy of the Prime Execution Agent, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Execution Agent, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

Under the Trust Agreement, the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of Portfolio Crypto Assets by the Custodians or Prime Execution Agent, absent gross negligence, bad faith, or willful misconduct on the part of the Sponsor. As a result, the recourse of the Trust or the Shareholders to the Sponsor, including in the event of a loss of Portfolio Crypto Assets by the Custodians or Prime Execution Agent, is limited.

The Shareholders’ recourse against the Sponsor and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of Portfolio Crypto Assets or the provision of instructions relating to the movement of Portfolio Crypto Assets, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the Custodians and Prime Execution Agent. The Prime Execution Agreement and each Custodian Agreement provide that neither the Sponsor nor its affiliates shall have any obligation of any kind or nature whatsoever, by guaranty, enforcement, or otherwise, with respect to the performance of any the Trust’s obligations, agreements, representations, or warranties under the Prime Execution Agreement or a Custodian Agreement or any transaction thereunder. Consequently, a loss may be suffered with respect to the Trust’s Portfolio Crypto Assets that is not covered by insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

A loss of confidence or breach of the Custodians may adversely affect the Trust and the value of an investment in the Shares.

Custody and security services for the Trust’s Portfolio Crypto Assets are provided by Coinbase Custody and Anchorage Custody, although the Trust may retain one or more additional custodians at a later date. Portfolio Crypto Assets held by the Trust may be custodied or secured in different ways (for example, a portion of the Trust’s Portfolio Crypto Assets holdings may be custodied by Coinbase Custody, another portion may be custodied by Anchorage Custody and yet another portion by another third-party custodian).

Over time, the Trust may change the custody or security arrangement for all or a portion of its holdings. The Sponsor will decide the appropriate custody and arrangements based on, among other factors, the availability of experienced custodians and the Trust’s ability to securely safeguard the Portfolio Crypto Assets.

If a Custodian Agreement or Prime Execution Agreement is terminated or the Custodians or Prime Execution Agent fails to provide services as required, the Sponsor may need to find and appoint a replacement custodian or prime broker, which could pose a challenge to the safekeeping of the Trust’s Portfolio Crypto Assets, and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the Custodians, which are Coinbase Custody and Anchorage Custody, and to a lesser extent, the Prime Execution Agent, Coinbase, Inc., to operate. The Custodians perform essential functions in terms of safekeeping the Trust’s Portfolio Crypto Assets in the Custodial Accounts, and Coinbase Custody’s affiliate, Coinbase, Inc., in its capacity as Prime Execution Agent under the Agent Execution Model. If Coinbase Custody, Anchorage Custody, or Coinbase, Inc. fails to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

Alternatively, the Sponsor could decide to replace Coinbase Custody or Anchorage Custody as a Custodian with custody of the Trust’s Portfolio Crypto Assets, pursuant to the Custodian Agreements. Similarly, Coinbase Custody, Anchorage Custody, or Coinbase, Inc. could terminate services under the Custodian Agreements or the Coinbase Prime Broker Agreement (the “Prime Execution Agreement”) respectively. Transferring maintenance responsibilities of a Custodial Account at a Custodian to another custodian will likely be complex and could subject the Trust’s Portfolio Crypto Assets to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. As Prime Execution Agent, Coinbase, Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Trust as Prime Execution Agent. Under certain circumstances, Coinbase, Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Trust’s orders, including in the event of, among others, (a) delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc, (b) the Trust has engaged in unlawful or abusive activities or fraud, (c) the acceptance of the Trust’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit (as defined below) that the Trust’s agreement with the Trade Credit Lender permits to be outstanding at any one time, or (d) a security or technology issue occurred and is continuing that results in Coinbase, Inc. being unable to provide trading services or accept the Trust’s order, in each case, subject to certain protections for the Trust. Also, if Coinbase Custody, Anchorage Custody or Coinbase, Inc. become insolvent, suffer business failure, cease business operations, default on or fail to perform their obligations under their contractual agreements with the Trust, or abruptly discontinue the services they provide to the Trust for any reason, the Trust’s operations would be adversely affected.

The Sponsor may not be able to find a party willing to serve as the custodian of the Trust’s Portfolio Crypto Assets or as the Trust’s prime execution agent under the same terms as the current Custodian Agreements or Prime Execution Agreement or at all. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian or prime execution agent, the Sponsor may be required to terminate the Trust and liquidate the Trust’s Portfolio Crypto Assets. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified Custodian Agreement or Prime Execution Agreement that is less favorable for the Trust, the value of the Shares could be adversely affected. If the Trust is unable to find a replacement prime execution agent, its operations could be adversely affected.

Coinbase Custody and Anchorage Custody both serve as a Custodian and Coinbase, Inc. serves as the prime broker for several competing exchange-traded Crypto Asset products which could adversely affect the Trust’s operations and ultimately the value of the Shares.

By virtue of the relatively limited number of institutionally capable providers of crypto asset custody services, Anchorage Custody and Coinbase Custody serve as the custodian for several exchange-traded products in the crypto category. Moreover, Coinbase Custody and Prime Execution Agent are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded Crypto Asset company in the world by market capitalization and is also the largest Crypto Asset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally capable providers of Crypto Asset brokerage and custody services, Coinbase Custody serves as the Custodian and Coinbase, Inc. serves as prime broker for several competing exchange-traded Crypto Asset products. Therefore, Coinbase Global has a critical role in supporting the U.S. spot Crypto Asset exchange-traded product ecosystem. Coinbase Global and Anchorage Custody may fail to properly resource their operations to adequately support all such products that use their services, which could harm the Trust, the Shareholders and the value of the Shares. If the Trust needed to utilize the Agent Execution Model to buy or sell Portfolio Crypto Assets because no Trading Counterparties were willing or able to effectuate the Trust’s transactions, and the Prime Execution Agent were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The Sponsor may need to find and appoint a replacement Custodian or Cash Custodian quickly, which could pose a challenge to the safekeeping of the Trust’s Portfolio Crypto Assets and cash.

The Sponsor may need to replace Coinbase Custody or Anchorage Custody as a Custodian of the Trust’s Portfolio Crypto Assets or BNY Mellon as the cash custodian of the Trust’s cash and cash equivalents as a result of the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems. Transferring maintenance responsibilities of the Trust’s accounts with a Custodian and/or Cash Custodian to another party will likely be complex and could subject the Trust’s Portfolio Crypto Assets to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. The Sponsor may not be able to find a party willing to serve as a Custodian or Cash Custodian under the same terms as the current Custodian Agreements or Cash Custody Agreement, respectively. To the extent that Sponsor is not able to find a suitable party willing to serve as a Custodian or Cash Custodian, as applicable, the Sponsor may be required to terminate the Trust and liquidate the Trust’s Portfolio Crypto Assets. In addition, to the extent that the Sponsor finds a suitable party but must enter into modified custodial services agreements that cost more, the value of the Shares could be adversely affected.

A Custodian could become insolvent.

The Trust’s assets will be held in one or more accounts maintained for the Trust by the Custodians and Cash Custodian. The Custodians are not a depository institution as they are not insured by the FDIC. The insolvency of a Custodian or of any broker, custodian bank, or clearing corporation used by a Custodian, may result in the loss of all or a substantial portion of the Trust’s assets or in a significant delay in the Trust having access to those assets. Additionally, custody of digital assets presents inherent and unique risks relating to access loss, theft, and means of recourse in such scenarios. These risks are applicable to the Trust’s use of Coinbase Custody and Anchorage Custody

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
None.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 115 Baskets (comprising 1,150,000 Shares) during the three-month period ended June 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
April 1, 2026 – April 30, 2026	280,000	$49.54
May 1, 2026 – May 31, 2026	-	$—
June 1, 2026 – June 30, 2026	870,000	$41.16

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K) for the three-month period ended June 30, 2026.

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

10.1

Master Custody Agreement, effective as of June 1, 2026, by and between the Trust and Anchorage Digital Bank, N.A. (incorporated by reference to Exhibit 10.9 of the Trust's Post-Effective Amendment to Form S-1 filed with the SEC on June 1,2026).

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

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

Custodian: Coinbase Custody Trust Company, LLC (“Coinbase Custody”) and Anchorage Digital Bank N.A. (“Anchorage Custody”) serve as the Trust’s Custodians pursuant to an agreement between each Custodian and the Trust.

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

Incidental Right: A right acquire, or otherwise establish control over, any virtual currency or other asset that are incident to the Trust's ownership of Bitcoin and arise without any action of the Trust or the Sponsor, including as a result of a fork, airdrop, or similar event.

IR Asset: Any crypto asset acquired through an Incidental Right.

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

PoS: Proof of stake is a structure wherein entities can provide network verification services for the Blockchain network and, in turn, receive rewards in the form of Crypto Assets. PoS systems require entities to lock up and put at risk (aka “stake”) a certain amount of the Crypto Asset associated with the relevant Blockchain in order to process transactions. These staked assets are lost if a network verifier processes a transaction in a way that is fraudulent or violates the rules of the underlying Blockchain. PoS is a structure that, among other things, seeks to avoid the heavy energy consumption that PoW systems typically require.

PoW: Proof of work is a structure in which Miners provide a Mining service for the Blockchain network and receive payment. PoW was the first mining structure and involves computers competing to solve complicated cryptographic puzzles that require a substantial amount of energy as a way of securing the network and processing transactions.

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

Sponsor Agreement: The agreement between the Sponsor and the Trust.

Staking: The act of committing capital in the form of the PoS Blockchain’s native Crypto Asset to participate in verifying and adding transactions to the Blockchain digital ledger, and in securing the network in exchange for a Crypto Asset as a reward.

Trade Credit: The Trust may borrow solana or cash as a credit on a short-term basis from the Trade Credit Lender pursuant to the Trade Financing Agreement.

Trade Credit Lender: Coinbase Credit, Inc.

Trading Counterparty: The trading counterparties that have been approved by the Sponsor.

Transfer Agent: BNY Mellon.

Trust: The Bitwise 10 Crypto Index ETF.

Trustee: Delaware Trust Company, a Delaware trust company.

Trust Agreement: The Amended and Restated Declaration of Trust and Trust Agreement of Bitwise 10 Crypto Index ETF, entered into by the Sponsor and the Trustee.

UCC: Uniform Commercial Code.

U.S.: The United States of America.

Validators: Stakeholders that help process transactions and ensure that the distributed ledgers that make up a PoS Blockchain network stay consistent with one another.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Bitwise Investment Advisers, LLC, as Sponsor of Bitwise 10 Crypto Index ETF (BITW)

By:	/s/ Paul Fusaro
	Name:	Paul Fusaro
	Title:	Chief Operating Officer (Principal Executive Officer)*

By:	/s/ James Bebrin III
	Name:	James Bebrin III
	Title:	Vice President (Principal Financial Officer and Principal Accounting Officer)*

Date: August 7, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.