Form 10-Q
period 2026-09-30
Bitwise 10 Crypto Index ETF
filed 2026-11-06
CIK 1723788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.

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

The registrant had 13,461,947 outstanding shares as of November 1, 2026.

Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, future performance and business of Bitwise 10 Crypto Index ETF (BITW) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, Part I, Item 1A. Risk Factors or other sections of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2026, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on March 11, 2026, and or Item 1A of Part II the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, filed with the SEC on August 11, 2026. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust's business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust's expectations include, but are not limited to:

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
•
potential conflicts of interest that may arise between the Sponsor or its affiliates and the Trust;
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

Bitwise 10 CRYPTO INDEX ETF

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise 10 Crypto Index ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per Share amounts)

Assets	September 30, 2026	December 31, 2025
	(unaudited)
Investments in Crypto Assets, at fair value (cost $156,998 and $235,588 as of September 30, 2026 and December 31, 2025, respectively)	$748,702	$1,029,868
Receivable for Crypto Assets sold	9,983	18,910
Cash	170	15
Total Assets	758,855	1,048,793

Liabilities
Payable for Crypto Assets purchased	9,694	639
Payable for redemptions	—	17,068
Management Fee payable	445	1,217
Total Liabilities	10,139	18,924

Net Assets	$748,716	$1,029,869

Shares issued and outstanding, no par value (unlimited shares authorized)	13,601,947	17,451,947
Principal Market NAV per Share	$55.04	$59.01

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF
Schedules of Investments
(Amounts in thousands, except Units of Crypto Assets and percentages)

September 30, 2026 (unaudited)
	Units	Cost	Fair Value	Percentage of Shareholders' Equity
Investments in Crypto Assets, at fair value *
Bitcoin	6,701.3246	$84,059	$559,942	74.79%
Ethereum	40,777.1162	18,275	108,829	14.54
XRP	21,168,425.5105	14,929	31,511	4.21
Solana	196,391.0642	6,077	23,015	3.07
Zcash	5,607.0000	7,969	7,949	1.06
Hyperliquid	75,913.6843	4,991	6,735	0.90
Chainlink	244,307.3009	1,965	3,475	0.46
Cardano	12,647,229.0489	14,549	3,066	0.41
Stellar Lumens	11,406,094.4892	2,579	2,584	0.35
Uniswap	180,845.6780	1,605	1,596	0.21
Total investments in Crypto Assets, at fair value (cost $156,998)			$748,702	100.00
Other assets in excess of liabilities			14	0.00 ^
Net Assets			$748,716	100.00%

December 31, 2025
	Units	Cost	Fair Value	Percentage of Shareholders' Equity
Investments in Crypto Assets, at fair value *
Bitcoin	8,836.1188	$133,153	$773,549	75.11%
Ethereum	53,393.7681	26,400	158,683	15.41
XRP	26,808,148.3800	18,989	48,981	4.76
Solana	248,993.3542	9,525	30,865	3.00
Cardano	16,225,913.9193	19,444	5,402	0.52
Chainlink	313,437.5474	2,539	3,837	0.37
Litecoin	33,920.6399	4,348	2,598	0.25
Avalanche	190,139.0261	4,064	2,345	0.23
SUI	1,653,967.2590	6,345	2,308	0.22
Polkadot	729,577.6306	10,781	1,300	0.13
Total investments in Crypto Assets, at fair value (cost $235,588)			$1,029,868	100.00
Other assets in excess of liabilities			1	0.00 ^
Net Assets			$1,029,869	100.00%

^ Less than 0.005%

* Crypto Assets do not have a singular country or geographic region; therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF

Statements of Operations

(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income
Investment income	$—	$—	$—	$—
Expenses
Management Fee	1,220	10,091	4,045	26,440
Total expenses	1,220	10,091	4,045	26,440
Net Investment loss	(1,220)	(10,091)	(4,045)	(26,440)

Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from investment in Crypto Assets	17,000	8,590	111,107	21,555
Net change in unrealized appreciation (depreciation) from Crypto Assets	228,109	206,797	(202,576)	269,831
Net realized and change in unrealized appreciation (depreciation) on investments	245,109	215,387	(91,469)	291,386
Net increase (decrease) in net assets resulting from operations	$243,889	$205,296	$(95,514)	$264,946

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF

Statements of Changes in Net Assets

(Amounts in thousands, except Shares issued and redeemed)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Increase (decrease) in net assets from operations
Net investment loss	$(1,220)	$(10,091)	$(4,045)	$(26,440)
Net realized gain (loss)	17,000	8,590	111,107	21,555
Net change in unrealized appreciation (depreciation)	228,109	206,797	(202,576)	269,831
Net increase (decrease) in net assets resulting from operations	243,889	205,296	(95,514)	264,946

Increase (decrease) in net assets from capital share transactions
Shares created	—	—	3,507	—
Shares redeemed	(27,960)	—	(189,146)	—
Net increase (decrease) in net assets resulting from capital share transactions	(27,960)	—	(185,639)	—
Total increase (decrease) in net assets from operations and capital share transactions	215,929	205,296	(281,153)	264,946
Net Assets
Beginning of Period	532,787	1,425,390	1,029,869	1,365,740
End of Period	$748,716	$1,630,686	$748,716	$1,630,686

Shares issued and redeemed:
Shares created	—	—	90,000	—
Shares redeemed	(540,000)	—	(3,940,000)	—
Net increase (decrease) in Shares issued and outstanding	(540,000)	—	(3,850,000)	—

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF

Statements of Cash Flows

(Amounts in thousands)

	For the nine months ended September 30,
	2026	2025
	(unaudited)	(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(95,514)	$264,946
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Crypto Assets	(13,456)	(25,893)
Proceeds from Crypto Assets sold	221,135	51,717
Net realized (gain) loss from investment in Crypto Assets	(111,107)	(21,555)
Net change in unrealized (appreciation) depreciation on investment in Crypto Assets	202,576	(269,831)
Changes in operating assets and liabilities:
Increase (decrease) in Management Fee payable	(772)	540
Net cash provided by (used in) operating activities	202,862	(76)

Cash flows from financing activities
Shares created	3,507	—
Shares redeemed	(206,214)	—
Net cash provided by (used in) financing activities	(202,707)	—

Net increase (decrease) in cash	155	(76)
Cash, beginning of period	15	77
Cash, end of period	$170	$1

The accompanying notes are an integral part of the Financial Statements.

Bitwise 10 Crypto Index ETF

Notes to Financial Statements

September 30, 2026 (Unaudited)

1. Organization

Bitwise 10 Crypto Index ETF (the “Trust”) is a Delaware Statutory Trust that commenced operations on November 22, 2017. The Trust's name was changed from “Bitwise Hold 10 Private Index Fund, LLC” on September 24, 2018, and changed again from “Bitwise 10 Private Index Fund, LLC” on May 1, 2020, when it was also simultaneously converted from a Delaware Limited Liability Company to a Delaware Statutory Trust. Bitwise Investment Advisers, LLC, is the sponsor (“Sponsor”) and investment adviser of the Trust. Bitwise Asset Management, Inc., an affiliate of the Sponsor, served as the Manager before the Trust's conversion to a Delaware Statutory Trust. Delaware Trust Company is the Trustee of the Trust. On December 3, 2025, in conjunction with the Trust's conversion to an Exchange Traded Product (“ETP”), the Trust's name was changed from "Bitwise 10 Crypto Index Fund" to "Bitwise 10 Crypto Index ETF". Concurrently, the Sponsor and the Trustee entered into a First Amended and Restated Trust Agreement, which became effective when the common shares (“Shares”) of beneficial interest that it issues began trading on the NYSE Arca, Inc. (the “Exchange”), under the trading symbol “BITW” on December 9, 2025. The Trust’s principal investment objective is to invest in a Portfolio of broad-based Crypto Assets that tracks the Bitwise 10 Large Cap Crypto Index (the “Index”), which is administered by Bitwise Index Services, LLC (the “Index Provider”), an affiliate of the Sponsor. The Trust rebalances monthly alongside the Index to stay current with changes.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor develops a marketing plan for the Trust, prepares marketing materials regarding the Shares, and operates the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all normal operating expenses of the Trust (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unitary management fee (the “Management Fee”) and may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also paid the costs of the Trust’s organization.

The Trust purchases and sells Crypto Assets directly, and it creates or redeems its Shares in cash-settled transactions in blocks of 10,000 Shares at the Trust’s net asset value (“NAV”) per Share and only in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). An Authorized Participant will deliver, or cause to be delivered, cash to the Trust when it purchases Shares from the Trust, and the Trust will deliver cash to an Authorized Participant, or its designee, when it redeems Shares with the Trust. Authorized Participants, and their customers, may then, in turn, offer Shares to the public at prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Investors who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the NAV of the Shares.

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

The statement of assets and liabilities and schedule of investments as of September 30, 2026, the statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the statements of operations and changes in net assets for the three- and nine-month periods ended September 30, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three- and nine-month periods ended September 30, 2026 and 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements, and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

Cash

Cash represents cash deposits held at financial institutions and Crypto Asset exchanges. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Investments and Valuation

The Trust’s investments in Crypto Assets are stated at fair value. For a further discussion of the Trust’s calculations of valuation, please see “Calculation of NAV and NAV per Share” in the footnote below. Crypto Assets are generally valued using prices as reported on reputable and liquid exchanges and may utilize an average of bid and ask quotes using closing prices provided by such exchanges as of the date and time of determination ("Investment Valuation - Principal Market Net Asset Value (NAV)" below). Factors such as the recent stability of the exchange, current liquidity of the exchange, and recent price activity of an exchange will be considered in the determination of which exchanges to utilize. The time used is 4:00 pm ET, which corresponds to 20:00 UTC during Daylight Saving Time and 21:00 UTC during non-Daylight Saving Time. The Sponsor’s Valuation Policy provides a listing of preferred exchanges. While some Crypto Assets are valued based on prices reported in the public markets, other Crypto Assets may be more thinly-traded or subject to irregular trading activity. Determinations on the value of certain Crypto Assets, and how to value such assets as to which limited prices or quotations are available, are based on the Sponsor’s recommendations or instructions.

Crypto Asset transactions are recorded on the trade date. Realized gains and losses from Crypto Asset transactions are determined using the identified cost method. Any change in net unrealized gain or loss is reported in the statement of operations. Commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.

The Trust intermittently receives Airdrops of new Crypto Assets. The use of Airdrops is generally to promote the launch and use of new Crypto Assets by providing a small amount of the new Crypto Assets to the private wallets or exchange accounts of holders of existing related Crypto Assets. Airdropped Crypto Assets can have substantially different Blockchain technology that has no relation to any existing Crypto Asset, and many Airdrops may be without value. The Trust will only record receipt of airdropped Crypto Assets if, when received, the airdropped Crypto Assets have value. Crypto Assets received from Airdrops have no cost basis and the Trust recognizes other income equal to the fair value of the new Crypto Asset received. There were no Airdrops recognized or unrecognized during the nine-month period ended September 30, 2026 and the year ended December 31, 2025.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Crypto Assets traded on each Digital Asset Market. For the three months ended September 30, 2026, this sort was performed for Digital Asset Markets for the period mid-August through mid-September 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 pm. EST for Crypto Assets to identify any material variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of September 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets under consideration.

The Trust determines its principal market (or, in the absence of a principal market, the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market's price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust's determination of its principal market.

The following provides an overview of the Principal Market and the Principal Market Prices for Portfolio Crypto Assets that comprised the majority of the Trust’s assets for the nine-month period ended September 30, 2026.

Asset	Principal Market Price	Principal Market
Bitcoin (BTC)	$83,556.83	Coinbase
Ethereum (ETH)	$2,668.87	Coinbase
XRP (XRP)	$1.49	Coinbase
Solana (SOL)	$117.19	Coinbase
Zcash (ZEC)	$1,417.68	Coinbase
Hyperliquid (HYPE)	$88.72	Coinbase
Chainlink (LINK)	$14.22	Coinbase
Cardano (ADA)	$0.24	Coinbase
Stellar Lumens (XLM)	$0.23	Coinbase
Uniswap (UNI)	$8.82	Coinbase

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

The following summarizes the Trust’s assets accounted for at fair value at September 30, 2026 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$748,702	$—	$—	$748,702

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$1,029,868	$—	$—	$1,029,868

During the periods ended September 30, 2026 and December 31, 2025, there were no significant transfers into or out of any levels of the fair value hierarchy.

The following represents the changes in quantity of Crypto Assets and the respective fair values for the nine-month period ended September 30, 2026:

	Bitcoin (BTC)
	Units	Fair Value
Balance at January 1, 2026	8,836.1188	$773,549
Purchases	44.9106	2,707
Sales	(2,179.7048)	(159,935)
Net realized gain (loss) on investment	—	108,134
Net change in unrealized appreciation (depreciation) on investment	—	(164,513)
Balance at September 30, 2026	6,701.3246	$559,942

	Ethereum (ETH)
	Units	Fair Value
Balance at January 1, 2026	53,393.7681	$158,683
Purchases	270.3511	438
Sales	(12,887.0030)	(28,554)
Net realized gain (loss) on investment	—	19,991
Net change in unrealized appreciation (depreciation) on investment	—	(41,729)
Balance at September 30, 2026	40,777.1162	$108,829

	XRP (XRP)
	Units	Fair Value
Balance at January 1, 2026	26,808,148.3800	$48,981
Purchases	433,479.1326	549
Sales	(6,073,202.0021)	(8,897)
Net realized gain (loss) on investment	—	4,288
Net change in unrealized appreciation (depreciation) on investment	—	(13,410)
Balance at September 30, 2026	21,168,425.5105	$31,511

	Solana (SOL)
	Units	Fair Value
Balance at January 1, 2026	248,993.3542	$30,865
Purchases	3,979.9398	354
Sales	(56,582.2298)	(5,225)
Net realized gain (loss) on investment	—	1,423
Net change in unrealized appreciation (depreciation) on investment	—	(4,402)
Balance at September 30, 2026	196,391.0642	$23,015

	Zcash (ZEC)
	Units	Fair Value
Balance at January 1, 2026	—	$—
Purchases	5,607.0000	7,969
Sales	—	—
Net realized gain (loss) on investment	—	—
Net change in unrealized appreciation (depreciation) on investment	—	(20)
Balance at September 30, 2026	5,607.0000	$7,949

	Hyperliquid (HYPE)
	Units	Fair Value
Balance at January 1, 2026	—	$—
Purchases	89,491.2733	5,884
Sales	(13,577.5890)	(932)
Net realized gain (loss) on investment	—	39
Net change in unrealized appreciation (depreciation) on investment	—	1,744
Balance at September 30, 2026	75,913.6843	$6,735

	Stellar Lumens (XLM)
	Units	Fair Value
Balance at January 1, 2026	—	$—

Purchases	12,588,343.1029	2,847
Sales	(1,182,248.6137)	(232)
Net realized gain (loss) on investment	—	(36)
Net change in unrealized appreciation (depreciation) on investment	—	5
Balance at September 30, 2026	11,406,094.4892	$2,584

	Cardano (ADA)
	Units	Fair Value
Balance at January 1, 2026	16,225,913.9193	$5,402
Purchases	83,669.6204	12
Sales	(3,662,354.4908)	(960)
Net realized gain (loss) on investment	—	(3,947)
Net change in unrealized appreciation (depreciation) on investment	—	2,559
Balance at September 30, 2026	12,647,229.0489	$3,066

	Chainlink (LINK)
	Units	Fair Value
Balance at January 1, 2026	313,437.5474	$3,837
Purchases	1,615.7481	12
Sales	(70,745.9946)	(691)
Net realized gain (loss) on investment	—	105
Net change in unrealized appreciation (depreciation) on investment	—	212
Balance at September 30, 2026	244,307.3009	$3,475

	Uniswap (UNI)
	Units	Fair Value
Balance at January 1, 2026	—	$—
Purchases	194,405.0000	1,725
Sales	(13,559.3220)	(120)
Net realized gain (loss) on investment	—	—
Net change in unrealized appreciation (depreciation) on investment	—	(9)
Balance at September 30, 2026	180,845.6780	$1,596

	Litecoin (LTC)
	Units	Fair Value
Balance at January 1, 2026	33,920.6399	$2,598
Purchases	174.8584	8
Sales	(34,095.4983)	(2,171)
Net realized gain (loss) on investment	—	(2,185)
Net change in unrealized appreciation (depreciation) on investment	—	1,750
Balance at September 30, 2026	—	$—

	Sui (SUI)
	Units	Fair Value
Balance at January 1, 2026	1,653,967.2590	$2,308
Purchases	8,526.0832	6
Sales	(1,662,493.3422)	(1,865)
Net realized gain (loss) on investment	—	(4,486)
Net change in unrealized appreciation (depreciation) on investment	—	4,037
Balance at September 30, 2026	—	$—

	Avalanche (AVAX)
	Units	Fair Value
Balance at January 1, 2026	190,139.0261	$2,345
Purchases	—	—
Sales	(190,139.0261)	(1,715)
Net realized gain (loss) on investment	—	(2,349)

Net change in unrealized appreciation (depreciation) on investment	—	1,719
Balance at September 30, 2026	—	$—

	Polkadot (DOT)
	Units	Fair Value
Balance at January 1, 2026	729,577.6306	$1,300
Purchases	—	—
Sales	(729,577.6306)	(911)
Net realized gain (loss) on investment	—	(9,870)
Net change in unrealized appreciation (depreciation) on investment	—	9,481
Balance at September 30, 2026	—	$—

As of September 30, 2026, Bitcoin represented 74.79% of the total Portfolio Crypto Assets held by the Trust, and Ethereum represented 14.54%, while the remaining 10.67% of the Portfolio Crypto Assets were composed of XRP, Solana, Zcash, Hyperliquid, Chainlink, Cardano, Stellar Lumens and Uniswap.

Additions during the period primarily represent Crypto Assets purchased due to creations into the Trust and for rebalancing of Crypto Assets to the Index. Dispositions during the period represent Crypto Assets sold as a result of shareholder redemptions from the Trust and for rebalancing of Crypto Assets to the Index. In addition, Crypto Assets were sold to pay the Management Fee of the Trust. For the nine months ended September 30, 2026, the Trust recognized net realized gains of $111,107, which represent the net of cumulative realized gains of $134,187 and cumulative realized losses of $23,080.

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

Income Taxes

The Trust is classified as a partnership for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of September 30, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2026 and December 31, 2025, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Related Party Transactions

The Trust pays a Management Fee of 0.75% per annum of the net asset value of the Trust Estate, which includes all Crypto Assets owned by the Trust, including its investment portfolio, cash, and any contractual rights at the end of each month. Prior to the Trust's listing on the Exchange on December 9, 2025, the Trust paid the Sponsor a Management Fee of 2.50% in arrears, in an amount equal to 2.50% per annum (1/12th of 2.50% per month) of the net asset value of the Trust’s assets at the end of each month. The Management Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. The Management Fee accrues daily, and is payable monthly in arrears. The amount of cash or Crypto Assets payable in respect of each daily accrual is determined by reference to the Trust’s valuation procedures. The NAV of the Trust is reduced each day by the amount of the Management Fee calculated each day. In exchange for the Management Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Custodians, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum.

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

As of September 30, 2026, the Sponsor owned no Shares of the Trust.

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

Each Authorized Participant is required to be registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or to be a member of FINRA, and is qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

5. Risks and Uncertainties

Crypto Assets are loosely regulated and there is no central marketplace for currency exchange. Supply is determined by a computer code, not by a central bank, and prices have been extremely volatile. Crypto Asset exchanges have been closed due to fraud, failure, or security breaches. Any of the Trust’s assets that reside on an exchange that closes may be lost. At September 30, 2026 and December 31, 2025, Crypto Assets with a value of approximately $0 and $0, respectively, resided on exchanges.

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

Payable for Crypto Assets purchased represents the quantity of Crypto Assets purchased for the creation of Shares for which the Crypto Assets have not yet settled.

	September 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Payable for Crypto Assets purchased	$9,694	$639

Receivable for Crypto Assets sold represents the quantity of Crypto Assets sold for the redemption of Shares for which the Crypto Assets have not yet been settled.

	September 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Receivable for Crypto Assets sold	$9,983	$18,910

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

6. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the periods presented)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Principal Market NAV per-share, beginning of period	$37.67	$70.42	$59.01	67.47
Net investment loss [1]	(0.09)	(0.50)	(0.27)	(1.31)
Net realized and change in unrealized appreciation (depreciation) on investment in Crypto Assets	17.46	10.64	(3.70) [2]	14.40
Net change in net assets from operations	17.37	10.14	(3.97)	13.09
Principal Market NAV per-share, end of period	$55.04	$80.56	$55.04	$80.56

Total return, at net asset value [3]	46.11%	14.40%	(6.73)%	19.40%

Ratios to average net assets [4,5,6]
Expenses	0.75%	2.50%	0.75%	2.50%
Net investment loss	(0.75)%	(2.50)%	(0.75)%	(2.50)%

Total returns are calculated based on the change in value of a share during the period. The total return and the ratios to average net asset value are calculated for each class as a whole. An individual Shareholder’s return and ratios may vary based on the timing of capital transactions. Ratios have been annualized for the periods ended September 30, 2026 and 2025; total returns and portfolio turnover have not been annualized.

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

9. Subsequent Events

The Trust has evaluated subsequent events through November 6, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

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

The Trust and the Sponsor have entered into a limited, non-exclusive, revocable license agreement with Bitwise Index Services, LLC (the “Index Provider”), an affiliate of the Trust that is controlled by the same parent entity as the Sponsor, at no cost to the Trust or the Sponsor, allowing the Trust to use the Index as the benchmark index for the Trust (the “License Agreement”).

Results of Operations

For the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025^

(Amounts in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net investment loss	$(1,220)	$(10,091)	$(4,045)	$(26,440)
Net realized and unrealized gain (loss)	$245,109	$215,387	$(91,469)	$291,386
Net increase (decrease) in net assets resulting from operations	$243,889	$205,296	$(95,514)	$264,946
Net Assets[1]	$748,716	$1,630,686	$748,716	$1,630,686

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for Crypto Assets that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Three months ended September 30, 2026

During the three months ended September 30, 2026, the Trust's net assets increased from $532,787 on June 30, 2026 to $748,716 on September 30, 2026. The increase in the Trust's net assets resulted primarily from additions of 108,848.9997 XRP, 5,607.0000 ZEC, 35.0998 XLM, 2.4428 ADA, and 194,405.000 UNI with a value of $9,845 in connection with rebalancing of Crypto Assets to the Index. Additions were partially offset by dispositions from the Trust of (358.8424) BTC, (1,723.4129) ETH, (837,627.1268) XRP, (7,794.4917) SOL, (3,012.9100) HYPE, (452,692.2311) XLM, (501,951.0695) ADA, (9,696.2214) LINK, (13,559.3220) UNI, (27,488.6084) LTC, and (1,340,342.0017) SUI, with a value of $(38,948) in connection with sales to pay the Management Fee, for redemption of Shares, and for rebalancing of Crypto Assets to the Index during the period.

Net realized and change in unrealized gain on investment in Crypto Assets for the three months ended September 30, 2026 was $245,109, which included a realized gain of $17,000 from the sale of Crypto Assets to pay the Management Fee, for redemption of Shares, and for rebalancing to the Index, and a change in unrealized appreciation on investment in Crypto Assets of $228,109. Net realized and change in unrealized gain on investment in Crypto Assets resulted primarily from price appreciation of the Trust's holdings during the period. Net increase in net assets resulting from operations for the three months ended September 30, 2026 was $243,889, which consisted of the net realized and unrealized gain on investment in Crypto Assets, less the Management Fee of $(1,220).

Three months ended September 30, 2025

By comparison, during the three months ended September 30, 2025, the Trust's net assets increased from $1,425,390 on June 30, 2025 to $1,630,686 on September 30, 2025. The increase in the Trust's net assets resulted primarily from additions of 1.3832 BTC, 7,558.5411 SOL, 496,620.0039 XRP, 18,338.6432 LINK and 1,965.4314 AVAX with a value of $2,830 in connection with rebalancing of Crypto Assets to the Index. Additions were partially offset by dispositions from the Trust of (321.3288) ETH, (93.4601) BTC, (116,215.7254) ADA, (245,568.0855) XRP and (416.9396) LTC with a value of $(12,506) in connection with sales to pay the Management Fee and for rebalancing of Crypto Assets to the Index during the period.

During the three months ended September 30, 2025, net realized and change in unrealized gain on investment in Crypto Assets was $215,387, which included a realized gain of $8,590 from the sale of Crypto Assets to pay the Management Fee, for redemption of Shares, and for rebalancing to the Index, and a change in unrealized appreciation on investment in Crypto Assets of $206,797. Net realized and change in unrealized gain on investment in Crypto Assets resulted primarily from price appreciation of the Trust's holdings during the period. Net increase in net assets resulting from operations for the three months ended September 30, 2025 was $205,296, which consisted of the net realized and unrealized gain on investment in Crypto Assets, less the Management Fee of $(10,091).

Nine months ended September 30, 2026

During the nine months ended September 30, 2026, the Trust's net assets decreased from $1,029,869 on December 31, 2025 to $748,716 on September 30, 2026. The decrease in the Trust's net assets resulted primarily from dispositions of (2,179.7048) BTC, (12,887.0030) ETH, (6,073,202.0021) XRP, (56,582.2298) SOL, (13,577.5890) HYPE, (1,182,248.6137) XLM, (3,662,354.4908) ADA, (70,745.9946) LINK, (13,559.3220) UNI, (34,095.4983) LTC, (1,662,493.3422) SUI, (190,139.0261) AVAX and (729,577.6306) DOT with a value of ($212,208) in connection with sales to pay the Management Fee, for redemption of Shares, and for rebalancing of Crypto Assets to the Index. Dispositions were partially offset by additions to the Trust of 44.9106 BTC, 270.3511 ETH, 433,479.1326 XRP, 3,979.9398 SOL, 5,607.0000 ZEC, 89,491.2733 HYPE, 12,588,343.1029 XLM, 83,669.6204 ADA, 1,615.7481 LINK, 194,405.0000 UNI, 174.8584 LTC, and 8,526.0832 SUI with a value of $22,511 in connection with Share creations and for rebalancing of Crypto Assets to the Index during the period.

Net realized and change in unrealized loss on investment in Crypto Assets for the nine months ended September 30, 2026 was $(91,469), which included a realized gain of $111,107 from the sale of Crypto Assets to pay the Management Fee, for redemption of Shares, and for rebalancing to the Index, and a change in unrealized depreciation on investment in Crypto Assets of $(202,576). Net realized and change in unrealized loss on investment in Crypto Assets resulted primarily from price depreciation of the Trust's holdings during the period. Net decrease in net assets resulting from operations for the nine months ended September 30, 2026 was $(95,514), which consisted of the net realized and unrealized loss on investment in Crypto Assets, less the Management Fee of $(4,045).

Nine months ended September 30, 2025

By comparison, during the nine months ended September 30, 2025, the Trust's net assets increased from $1,365,740 on December 31, 2024 to $1,630,686 on September 30, 2025. The increase in the Trust's net assets resulted primarily from additions of 3.5303 BTC, 570.5776 ETH, 40,872.6900 LTC, 338,737.0073 ADA, 27,064.7045 SOL, 320,996.9789 UNI, 3,063.4783 AVAX, 1,021,908.2377 XRP, 18,338.6432 LINK and 1,856,360.5924 SUI with a value of $25,894 in connection with rebalancing of Crypto Assets to the Index. Additions were partially offset by dispositions from the Trust of (10,611.6785) BCH, (2,875.9488) ETH, (5,384.8936) LINK, (292.9271) BTC, (1,325.4340) LTC, (666,423.4931) ADA, (1,301.5749) SOL, (320,996.9789) UNI, (1,571.2908) AVAX, (20,109.8832) DOT,

(864,420.8950) XRP, (680,674.8151) NEAR and (71,047.9574) SUI, with a value of $(51,716) in connection with sales to pay the Management Fee and for rebalancing of Crypto Assets to the Index during the period.

During the nine months ended September 30, 2025, net realized and change in unrealized gain on investment in Crypto Assets was $291,386, which included a realized gain of $21,555 from the sale of Crypto Assets to pay the Management Fee, for redemption of Shares, and for rebalancing to the Index, and a change in unrealized appreciation on investment in Crypto Assets of $269,831. Net realized and change in unrealized gain on investment in Crypto Assets resulted primarily from price appreciation of the Trust's holdings during the period. Net increase in net assets resulting from operations for the nine months ended September 30, 2025 was $264,946, which consisted of the net realized and unrealized gain on investment in Crypto Assets, less the Management Fee of $(26,440).

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Management Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

No material changes have occurred during the nine months ended September 30, 2026.

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

The Trust intermittently receives Airdrops of new Crypto Assets. The use of Airdrops is generally to promote the launch and use of new Crypto Assets by providing a small amount of the new Crypto Assets to the private wallets or exchange accounts of holders of existing related Crypto Assets. Airdropped Crypto Assets can have substantially different Blockchain technology that has no relation to any existing Crypto Asset, and many Airdrops may be without value. The Trust will only record receipt of airdropped Crypto Assets if, when received, the airdropped Crypto Assets have value. Crypto Assets received from Airdrops have no cost basis and the Trust recognizes other income equal to the fair value of the new Crypto Asset received. There were no Airdrops recognized or unrecognized during the nine-month period ended September 30, 2026 and the year ended December 31, 2025.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Crypto Assets traded on each Digital Asset Market. For the three months ended September 30, 2026, this sort was performed for Digital Asset Markets for the period mid-August through mid-September 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 pm. EST for Crypto Assets to identify any material variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of September 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets under consideration.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors last reported under Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 11, 2026, or Item 1A of Part II the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, filed with the SEC on August 11, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
None.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 54 Baskets (comprising 540,000 Shares) during the three-month period ended September 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2026 – July 31, 2026	-	$—
August 1, 2026 – August 31, 2026	-	$—
September 1, 2026 – September 30, 2026	540,000	$51.78

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K) for the three-month period ended September 30, 2026.

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

10.1

Master Custody Agreement, effective as of June 1, 2026, by and between the Trust and Anchorage Digital Bank, N.A. (incorporated by reference to Exhibit 10.9 of the Trust's Post-Effective Amendment to Form S-1 filed with the SEC on June 1, 2026).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

32.1*

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

32.2*

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

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

Crypto Asset Exchanges: A dealer market, a brokered market, a principal to principal market or exchange market on which Crypto Assets are bought, sold, and traded.

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

Incidental Right: A right to acquire, or otherwise establish control over, any virtual currency or other asset that is incidental to the Trust's ownership of Crypto Assets and arises without any action of the Trust or the Sponsor, including as a result of a fork, airdrop, or similar event.

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

Prime Execution Agent: Coinbase, Inc.

Prime Execution Agreement: The agreement between Coinbase, Inc. and the Trust that sets forth the terms and conditions pursuant to which Coinbase, Inc., and its affiliates agree to open and maintain a prime broker account and provide services relating to trade execution.

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

Trade Credit: The Trust may borrow Portfolio Crypto Assets or cash as a credit on a short-term basis from the Trade Credit Lender pursuant to the Trade Financing Agreement.

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

Date: November 6, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.